Form 10-Q
period 2020-09-30
Aaron's Holdings Company, Inc.
filed 2020-10-29
CIK 1808834

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ________________________________
 FORM 10-Q
________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM                      TO
COMMISSION FILE NUMBER 1-13941
 ________________________________
 AARON’S HOLDINGS COMPANY, INC.
(Exact name of registrant as specified in its charter)
 _________________________________

Georgia				85-2484385
(State or other jurisdiction of incorporation or organization)				(I. R. S. Employer Identification No.)

400 Galleria Parkway SE	Suite 300	Atlanta	Georgia	30339-3182
(Address of principal executive offices)				(Zip Code)
(678) 402-3000
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.50 Par Value	AAN	New York Stock Exchange

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)
 ___________________________________

    Indicate by check mark whether registrant (l) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of l934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No  ☐
    Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒    No ☐
    Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☒		Accelerated Filer	☐

Non-Accelerated Filer	☐	(Do not check if a smaller reporting company)	Smaller Reporting Company	☐

Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act				☐
    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
    Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class	Shares Outstanding as of October 22, 2020
Common Stock, $0.50 Par Value	67,557,018

AARON’S HOLDINGS COMPANY, INC.

PART I – FINANCIAL INFORMATION
ITEM 1.FINANCIAL STATEMENTS
AARON’S HOLDINGS COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	September 30, 2020	December 31, 2019
	(In Thousands, Except Share Data)
ASSETS:
Cash and Cash Equivalents	$470,170	$57,755
Accounts Receivable (net of allowances of $59,428 in 2020 and $76,293 in 2019)	86,721	104,159
Lease Merchandise (net of accumulated depreciation and allowances of $874,238 in 2020 and $896,056 in 2019)	1,185,662	1,433,417
Loans Receivable (net of allowances and unamortized fees of $43,770 in 2020 and $21,134 in 2019)	67,596	75,253
Property, Plant and Equipment at Cost (net of accumulated depreciation of $336,029 in 2020 and $311,252 in 2019)	222,636	237,666
Operating Lease Right-of-Use Assets	269,645	329,211
Goodwill	291,446	736,582
Other Intangibles (net of accumulated amortization of $170,803 in 2020 and $151,932 in 2019)	169,368	190,796
Income Tax Receivable	9,510	18,690
Prepaid Expenses and Other Assets	112,178	114,271
Total Assets	$2,884,932	$3,297,800
LIABILITIES & SHAREHOLDERS’ EQUITY:
Accounts Payable and Accrued Expenses	$320,016	$272,816
Accrued Regulatory Expense	—	175,000
Deferred Income Taxes Payable	231,151	310,395
Customer Deposits and Advance Payments	90,085	91,914
Operating Lease Liabilities	319,875	369,386
Debt	285,123	341,030
Total Liabilities	1,246,250	1,560,541
Commitments and Contingencies (Note 4)
SHAREHOLDERS' EQUITY:
Common Stock, Par Value $0.50 Per Share: Authorized: 225,000,000 Shares at September 30, 2020 and December 31, 2019; Shares Issued: 90,752,123 at September 30, 2020 and December 31, 2019	45,376	45,376
Additional Paid-in Capital	299,418	290,229
Retained Earnings	1,912,494	2,029,613
Accumulated Other Comprehensive Loss	(1,244)	(19)
	2,256,044	2,365,199
Less: Treasury Shares at Cost
Common Stock: 23,195,105 Shares at September 30, 2020 and 24,034,053 at December 31, 2019	(617,362)	(627,940)
Total Shareholders’ Equity	1,638,682	1,737,259
Total Liabilities & Shareholders’ Equity	$2,884,932	$3,297,800
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

AARON’S HOLDINGS COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In Thousands, Except Per Share Data)
REVENUES:
Lease Revenues and Fees	$985,287	$906,776	$3,003,187	$2,758,498
Retail Sales	13,553	8,854	37,104	30,561
Non-Retail Sales	34,820	31,085	94,710	102,190
Franchise Royalties and Fees	8,079	8,087	18,168	25,899
Interest and Fees on Loans Receivable	10,233	8,687	29,555	25,943
Other	325	319	966	961
	1,052,297	963,808	3,183,690	2,944,052
COSTS AND EXPENSES:
Depreciation of Lease Merchandise	527,883	489,199	1,672,841	1,464,887
Retail Cost of Sales	7,793	5,742	23,720	20,025
Non-Retail Cost of Sales	29,109	24,913	82,006	83,057
Operating Expenses	342,896	383,264	1,099,716	1,154,056
Restructuring Expenses, Net	4,041	5,516	33,318	37,535
Legal and Regulatory Expense, Net of Recoveries	(835)	—	(835)	—
Impairment of Goodwill	—	—	446,893	—
Other Operating Income, Net	(202)	(329)	(128)	(4,712)
	910,685	908,305	3,357,531	2,754,848
OPERATING PROFIT (LOSS)	141,612	55,503	(173,841)	189,204
Interest Income	141	360	560	1,405
Interest Expense	(1,973)	(3,991)	(8,625)	(13,247)
Other Non-Operating Income (Expense), Net	557	(207)	327	1,430
EARNINGS (LOSS) BEFORE INCOME TAXES	140,337	51,665	(181,579)	178,792
INCOME TAX EXPENSE (BENEFIT)	30,992	11,864	(79,296)	40,263
NET EARNINGS (LOSS)	$109,345	$39,801	$(102,283)	$138,529
EARNINGS (LOSS) PER SHARE
Basic	$1.62	$0.59	$(1.52)	$2.05
Assuming Dilution	$1.60	$0.58	$(1.52)	$2.02
CASH DIVIDENDS DECLARED PER SHARE:
Common Stock	$0.040	$0.035	$0.120	$0.105
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	67,398	67,400	67,107	67,461
Assuming Dilution	68,155	68,652	67,107	68,739
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

AARON’S HOLDINGS COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2020	2019	2020	2019
Net Earnings (Loss)	$109,345	$39,801	$(102,283)	$138,529
Other Comprehensive Income (Loss):
Foreign Currency Translation Adjustment	198	(303)	(1,225)	739
Total Other Comprehensive Income (Loss)	198	(303)	(1,225)	739
Comprehensive Income (Loss)	$109,543	$39,498	$(103,508)	$139,268
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

AARON’S HOLDINGS COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2020	2019
	(In Thousands)
OPERATING ACTIVITIES:
Net (Loss) Earnings	$(102,283)	$138,529
Adjustments to Reconcile Net (Loss) Earnings to Cash Provided by Operating Activities:
Depreciation of Lease Merchandise	1,672,841	1,464,887
Other Depreciation and Amortization	74,683	79,419
Accounts Receivable Provision	201,198	228,608
Provision for Credit Losses on Loans Receivable	23,761	15,291
Stock-Based Compensation	21,378	20,261
Deferred Income Tax (Benefit) Expense	(76,885)	28,747
Impairment of Goodwill and Other Assets	469,782	29,031
Non-Cash Lease Expense	75,589	86,367
Other Changes, Net	5,529	3,423
Changes in Operating Assets and Liabilities, Net of Effects of Acquisitions and Dispositions:
Additions to Lease Merchandise	(1,687,483)	(1,723,385)
Book Value of Lease Merchandise Sold or Disposed	263,007	298,904
Accounts Receivable	(183,807)	(225,372)
Prepaid Expenses and Other Assets	(1,381)	(19,642)
Income Tax Receivable	9,180	13,217
Operating Lease Liabilities	(85,073)	(91,333)
Accounts Payable and Accrued Expenses	48,851	5,762
Accrued Regulatory Expense	(175,000)	—
Customer Deposits and Advance Payments	(2,041)	(1,954)
Cash Provided by Operating Activities	551,846	350,760
INVESTING ACTIVITIES:
Investments in Loans Receivable	(73,208)	(49,311)
Proceeds from Loans Receivable	50,154	40,423
Outflows on Purchases of Property, Plant and Equipment	(50,867)	(67,049)
Proceeds from Disposition of Property, Plant and Equipment	3,829	2,805
Outflows on Acquisitions of Businesses and Customer Agreements, Net of Cash Acquired	(2,874)	(12,873)
Proceeds from Dispositions of Businesses and Customer Agreements, Net of Cash Disposed	359	2,813
Cash Used in Investing Activities	(72,607)	(83,192)
FINANCING ACTIVITIES:
Repayments on Revolving Facility, Net	—	(16,000)
Proceeds from Debt	5,625	—
Repayments on Debt	(61,515)	(62,317)
Dividends Paid	(8,035)	(7,086)
Acquisition of Treasury Stock	—	(39,422)
Issuance of Stock Under Stock Option Plans	9,876	5,115
Shares Withheld for Tax Payments	(11,734)	(12,977)
Debt Issuance Costs	(1,020)	—
Cash Used in Financing Activities	(66,803)	(132,687)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(21)	102
Increase in Cash and Cash Equivalents	412,415	134,983
Cash and Cash Equivalents at Beginning of Period	57,755	15,278
Cash and Cash Equivalents at End of Period	$470,170	$150,261
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

AARON'S HOLDINGS COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. BASIS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

As described elsewhere in this Quarterly Report on Form 10-Q, the Coronavirus Disease ("COVID-19") pandemic has led to significant market disruption and has impacted many aspects of our operations, directly and indirectly. Throughout these notes to the condensed consolidated financial statements, the impacts of the COVID-19 pandemic on the financial results for the three and nine months ended September 30, 2020 have been identified under the respective sections. Additionally, there are significant uncertainties regarding the future scope and nature of these impacts, which continue to evolve each day. For a discussion of operational measures taken, as well as trends and uncertainties that have affected our business, as a result of the COVID-19 pandemic see Item 2. "Management’s Discussion and Analysis of Financial Condition and Results of Operations", including the "Recent Developments," "Results of Operations", "Liquidity and Capital Resources", and Part II, Item 1A "Risk Factors", below.
Description of Holding Company Formation and Proposed Transaction
On October 16, 2020, management of Aaron's, Inc. finalized the formation of a new holding company structure in anticipation of the separation and distribution transaction described below. Under the holding company structure, Aaron's, Inc. became a direct, wholly owned subsidiary of a newly formed company, Aaron's Holdings Company, Inc. Upon completion of the holding company formation, Aaron's Holdings Company, Inc. became the publicly traded parent company of the Progressive Leasing, Aaron's Business, and Vive segments.
Unless the context otherwise requires or we specifically indicate otherwise, references to “we,” “us,” “our,” and “the Company” refer to Aaron's, Inc. prior to the completion of the holding company formation transaction described herein and to Aaron's Holdings Company, Inc. following completion of the holding company formation transaction described herein.
On July 29, 2020, the Company announced its intention to separate its Aaron's Business segment from its Progressive Leasing and Vive segments, which would result in two separate companies via a spin-off of a newly formed company, Aaron's SpinCo, Inc., a Georgia corporation (“Aaron’s SpinCo”). Upon completion of the separation and distribution, Aaron's SpinCo will be a new, publicly traded company that is expected to be traded on the New York Stock Exchange ("NYSE") and will be comprised primarily of the existing Aaron's Business segment. Aaron's Holdings Company, Inc. will continue to be traded on the NYSE and will be comprised of the existing Progressive Leasing and Vive segments. We currently expect to complete the separation and distribution prior to December 31, 2020.
Description of Business
Aaron's Holdings Company, Inc. serves as a leading omnichannel provider of lease-to-own solutions to individual consumers. As of September 30, 2020, the Company's operating and reportable segments are Progressive Leasing, Aaron's Business, and Vive.
Progressive Leasing is a virtual lease-to-own company that provides lease-purchase solutions in 46 states and the District of Columbia. It does so by purchasing merchandise from third-party retailers desired by those retailers' customers and, in turn, leasing that merchandise to the customers through a cancelable lease-to-own transaction. Progressive Leasing consequently has no stores of its own, but rather offers lease-purchase solutions to the customers of traditional and e-commerce retailers.
The following table presents invoice volume for Progressive Leasing:

For the Three Months Ended September 30 (Unaudited and In Thousands)	2020	2019
Progressive Leasing Invoice Volume[1]	$435,275	$420,902
1 Invoice volume is defined as the retail price of lease merchandise acquired and then leased to customers during the period, net of returns.
The Aaron's Business segment offers furniture, home appliances, consumer electronics and accessories to consumers with a lease-to-own agreement through approximately 1,400 company-operated and franchised stores in the United States, Canada, and Puerto Rico as well as through its e-commerce platform. In addition, the Aaron’s Business segment includes the operations of Woodhaven Furniture Industries ("Woodhaven"), which manufactures and supplies the majority of the bedding and a significant portion of the upholstered furniture leased and sold in company-operated and franchised stores.

AARON'S HOLDINGS COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table presents store count by ownership type for the Aaron's Business operations:

Stores as of September 30 (Unaudited)	2020	2019
Company-operated Stores	1,086	1,163
Franchised Stores	308	341
Systemwide Stores	1,394	1,504
Vive partners with merchants to provide a variety of revolving credit products originated through third-party federally insured banks to customers that may not qualify for traditional prime lending (called "second-look" financing programs).
Basis of Presentation
The preparation of the Company's condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States ("U.S. GAAP") for interim financial information requires management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates. Generally, actual experience has been consistent with management's prior estimates and assumptions. However, as described above, the extent to which the COVID-19 pandemic and resulting measures taken by the Company will impact the Company's business will depend on future developments, which are highly uncertain and cannot be precisely predicted at this time. In many cases, management's estimates and assumptions are highly dependent on estimates of future developments and may change significantly in the future due to unforeseen direct and indirect impacts of the COVID-19 pandemic.
The accompanying unaudited condensed consolidated financial statements do not include all information required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included in the accompanying unaudited condensed consolidated financial statements. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2019 (the "2019 Annual Report") filed with the U.S. Securities and Exchange Commission on February 20, 2020. The results of operations for the three and nine months ended September 30, 2020 are not necessarily indicative of operating results for the full year.
Principles of Consolidation
The condensed consolidated financial statements include the accounts of Aaron's Holdings Company, Inc. and its subsidiaries, each of which is wholly owned. Intercompany balances and transactions between consolidated entities have been eliminated.
Accounting Policies and Estimates
See Note 1 to the consolidated financial statements in the 2019 Annual Report for an expanded discussion of accounting policies and estimates. Discussions of accounting estimates and application of accounting policies herein have also been updated as applicable to describe the impacts of the COVID-19 pandemic described above.
Earnings Per Share
Earnings per share is computed by dividing net earnings by the weighted average number of shares of common stock outstanding during the period. The computation of earnings per share assuming dilution includes the dilutive effect of stock options, restricted stock units ("RSUs"), restricted stock awards ("RSAs") and performance share units ("PSUs") and awards issuable under the Company's employee stock purchase plan ("ESPP") (collectively, "share-based awards") as determined under the treasury stock method. The following table shows the calculation of dilutive share-based awards:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Shares In Thousands)	2020	2019	2020	2019
Weighted Average Shares Outstanding	67,398	67,400	67,107	67,461
Dilutive Effect of Share-Based Awards[1]	757	1,252	—	1,278
Weighted Average Shares Outstanding Assuming Dilution	68,155	68,652	67,107	68,739
1 There was no dilutive effect to the earnings (loss) per common share for the nine months ended September 30, 2020 due to the net loss incurred in the year-to-date period.

AARON'S HOLDINGS COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Approximately 524,000 and 1,699,000 weighted-average share-based awards were excluded from the computation of earnings per share assuming dilution during the three and nine months ended September 30, 2020, respectively, as the awards would have been anti-dilutive for the periods presented.
Approximately 400,000 and 455,000 weighted-average share-based awards were excluded from the computation of earnings per share assuming dilution during the three and nine months ended September 30, 2019, respectively, as the awards would have been anti-dilutive for the periods presented.
Revenue Recognition
Lease Revenues and Fees
The Company provides merchandise, consisting primarily of furniture, appliances, electronics, jewelry and a variety of other products, to its customers for lease under certain terms agreed to by the customer. The Company's Progressive Leasing segment offers customers of traditional and e-commerce retailers a virtual lease-purchase solution through leases with payment terms that can be renewed up to 12 months. The Company's Aaron's Business segment offers lease-to-own agreements to customers with flexible terms that can be renewed up to 12, 18 or 24 months through its company-operated and franchised stores and its e-commerce platform. The Company does not require deposits upon inception of customer agreements. The customer has the right to acquire ownership either through a purchase option or through payment of all required lease payments. The agreements are cancelable at any time by either party without penalty.
Progressive Leasing lease revenues are earned prior to the lease payment due date and are recorded net of related sales taxes as earned. Payment terms include weekly, bi-weekly, and monthly frequencies. Revenue recorded prior to the payment due date results in unbilled receivables recognized in accounts receivable, net of allowances in the accompanying condensed consolidated balance sheets. Lease payments received prior to the month earned are recorded as deferred lease revenue, and this amount is included in customer deposits and advance payments in the accompanying condensed consolidated balance sheets. Progressive Leasing lease revenues are recorded net of a provision for returns and uncollectible renewal payments.
Aaron's Business lease revenues are recognized as revenue net of related sales taxes in the month they are earned. Lease payments received prior to the month earned are recorded as deferred lease revenue, and this amount is included in customer deposits and advance payments in the accompanying condensed consolidated balance sheets. Aaron's Business lease revenues are recorded net of a provision for returns and uncollectible renewal payments.
All of the Company's customer agreements are considered operating leases. The Company maintains ownership of the lease merchandise until all payment obligations are satisfied under sales and lease ownership agreements. Initial direct costs related to Progressive Leasing's lease-purchase agreements are capitalized as incurred and amortized as operating expense over the estimated lease term. The capitalized costs have been classified within prepaid expenses and other assets in the accompanying condensed consolidated balance sheets. Initial direct costs related to Aaron's Business customer agreements are expensed as incurred and have been classified as operating expenses in the Company's condensed consolidated statements of earnings. The statement of earnings effects of expensing the initial direct costs of the Aaron's Business as incurred are not materially different from amortizing initial direct costs over the lease term.
Retail and Non-Retail Sales
Revenues from the retail sale of merchandise to customers are recognized at the point of sale. Generally, the transfer of control occurs near or at the point of sale for retail sales. Revenues for the non-retail sale of merchandise to franchisees are recognized when control transfers to the franchisee, which is upon delivery of the merchandise.
Substantially all of the amounts reported as non-retail sales and non-retail cost of sales in the accompanying condensed consolidated statements of earnings relate to the sale of lease merchandise to franchisees. The Company classifies the sale of merchandise to other customers as retail sales in the condensed consolidated statements of earnings.
Franchise Royalties and Fees
The Company has no current plans to franchise additional Aaron's stores. Franchisees have historically paid an ongoing royalty fee of 6% of the weekly cash revenue collections, which is recognized as the fees become due. In response to the COVID-19 pandemic, the Company temporarily suspended, as opposed to deferring, the royalty fee obligation in March 2020, effectively forgiving the franchisee royalty payments that otherwise would have been due during the suspension period. The Company reinstated the requirement that franchisees make royalty payments during the second quarter of 2020, but there can be no assurance that the Company will not implement another suspension or a deferral of franchisee royalty payments in future periods, such as, for example, in response to our franchisees experiencing financial difficulty due to a resurgence of COVID-19 cases.

AARON'S HOLDINGS COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The Company guarantees certain debt obligations of some of the franchisees and receives guarantee fees based on the outstanding debt obligations of such franchisees. Refer to Note 4 of these condensed consolidated financial statements for additional discussion of the Company's franchise-related guarantee obligation.
Interest and Fees on Loans Receivable
Vive extends or declines credit to an applicant through its bank partners based upon the applicant's credit rating and other factors. Qualifying applicants receive a credit card to finance their initial purchase and to use in subsequent purchases at the merchant or other participating merchants for an initial 24-month period, which Vive may renew if the cardholder remains in good standing.
Vive acquires the loan receivable from merchants through its third-party bank partners at a discount from the face value of the loan. The discount is comprised of a merchant fee discount and a promotional fee discount, if applicable.
The merchant fee discount represents a pre-negotiated, nonrefundable discount that generally ranges from 3% to 25% of the loan face value. The discount is designed to cover the risk of loss related to the portfolio of cardholder charges and Vive's direct origination costs. The merchant fee discount and origination costs are presented net on the condensed consolidated balance sheets in loans receivable. Cardholders generally have an initial 24-month period that the card is active. The merchant fee discount, net of the origination costs, is amortized on a net basis and is recorded as interest and fee revenue on loans receivable in the condensed consolidated statements of earnings on a straight-line basis over the initial 24-month period.
The discount from the face value of the loan on the acquisition of the loan receivable from the merchant through the third-party bank partners may also include a promotional fee discount, which generally ranges from 1% to 8%. The promotional fee discount is intended to compensate the holder of the loan receivable (i.e. Vive) for deferred or reduced interest rates that are offered to the cardholder for a specified period on the outstanding loan balance (generally for six, 12 or 18 months). The promotional fee discount is amortized as interest and fee revenue on loans receivable in the condensed consolidated statements of earnings on a straight-line basis over the promotional interest period (i.e., over six, 12 or 18 months, depending on the promotion). The unamortized promotional fee discount is presented net on the condensed consolidated balance sheets in loans receivable.
The customer is typically required to make monthly minimum payments of at least 3.5% of the outstanding loan balance, which includes outstanding interest. Fixed and variable interest rates, typically 27% to 35.99%, are compounded daily for cards that do not qualify for deferred or reduced interest promotional periods. Interest income, which is recognized based upon the amount of the loans outstanding, is recognized as interest and fees on loans receivable when earned if collectibility is reasonably assured. For credit cards that provide deferred interest, if the balance is not paid off during the promotional period or if the cardholder defaults, interest is billed to the customers at standard rates and the cumulative amount owed is charged to the cardholder account in the month that the promotional period expires. For credit cards that provide reduced interest, if the balance is not paid off during the promotional period, interest is billed to the cardholder at standard rates in the month that the promotional period expires or when the cardholder defaults. The Company recognizes interest revenue during the promotional period based on its historical experience related to cardholders that fail to pay off balances during the promotional period if collectibility is reasonably assured.
Annual fees are charged to cardholders at the commencement of the loan and on each subsequent anniversary date. Annual fees are deferred and recognized into revenue on a straight-line basis over a one-year period. Under the provisions of the credit card agreements, the Company also may assess fees for service calls or for missed or late payments, which are recognized as revenue in the billing period in which they are assessed if collectibility is reasonably assured. Annual fees and other fees discussed are recognized as interest and fee revenue on loans receivable in the condensed consolidated statements of earnings.
Accounts Receivable
Accounts receivable consist primarily of receivables due from customers of Progressive Leasing and company-operated stores, corporate receivables incurred during the normal course of business (primarily for vendor consideration and real estate leasing activities) and franchisee obligations.
Accounts receivable, net of allowances, consist of the following:

(In Thousands)	September 30, 2020	December 31, 2019
Customers	$61,483	$76,819
Corporate	14,145	14,109
Franchisee	11,093	13,231
Accounts Receivable	$86,721	$104,159

AARON'S HOLDINGS COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The Company maintains an accounts receivable allowance, which primarily relates to its Progressive Leasing operations and, to a lesser extent, its Aaron's Business operations. The Company’s policy for both its Progressive Leasing and Aaron's Business segments is to record an allowance for returns and uncollectible renewal payments based on historical collection experience. Other qualitative factors are considered in estimating the allowance, such as current and forecasted business trends including, but not limited to, the potential unfavorable impacts of the COVID-19 pandemic on our businesses. The provision for returns and uncollectible renewal payments for both the Progressive Leasing and Aaron's Business segments is recognized as a reduction of lease revenues and fees within the condensed consolidated statements of earnings. The Progressive Leasing segment writes off lease receivables that are 120 days or more contractually past due. Aaron's Business writes off lease receivables that are 60 days or more past due.
The Company also maintains an allowance for outstanding franchisee accounts receivable. The Company's policy is to estimate a specific allowance on accounts receivable to estimate future losses related to certain franchisees that are deemed higher risk of non-payment and a general allowance based on historical losses as well as the Company's assessment of the financial health of all other franchisees. The estimated allowance on accounts receivable includes consideration of broad macroeconomic trends, such as the potential unfavorable impacts of the COVID-19 pandemic on the franchisees' ability to satisfy their obligations. The provision for uncollectible franchisee accounts receivable is recorded as bad debt expense in operating expenses within the condensed consolidated statements of earnings.
Vive's allowance for uncollectible merchant accounts receivable, which primarily relates to cardholder returns and refunds, is recorded as bad debt expense within operating expenses in the condensed consolidated statements of earnings.
Given the significant uncertainty regarding the impacts of the COVID-19 pandemic on our businesses, a high level of estimation was involved in determining the allowance for accounts receivable as of September 30, 2020; therefore, actual accounts receivable write-offs could differ materially from the allowance.
The following table shows the amounts recognized for bad debt expense and provision for returns and uncollected payments:

	Nine Months Ended September 30,
(In Thousands)	2020	2019
Bad Debt Expense[1]	$1,016	$1,272
Provision for Returns and Uncollectible Renewal Payments	200,182	227,336
Accounts Receivable Provision	$201,198	$228,608
1 Bad debt expense is recorded within operating expenses in the condensed consolidated financial statements.
Lease Merchandise
The Company's lease merchandise consists primarily of furniture, appliances, electronics, jewelry and a variety of other products and is recorded at the lower of cost or net realizable value. The cost of merchandise manufactured by our Woodhaven operations is recorded at cost and includes overhead from production facilities, shipping costs and warehousing costs. The Company's Progressive Leasing segment, at which substantially all merchandise is on lease, depreciates merchandise to a 0% salvage value generally over 12 months. The Company's Aaron's Business segment begins depreciating merchandise at the earlier of 12 months and one day from purchase or when the item is leased to customers. Aaron's Business depreciates merchandise to a 0% salvage value over the lease agreement period when on lease, generally 12 to 24 months, and generally 36 months when not on lease. Depreciation is accelerated upon early payout.
The following is a summary of lease merchandise, net of accumulated depreciation and allowances:

(In Thousands)	September 30, 2020	December 31, 2019
Merchandise on Lease, net of Accumulated Depreciation and Allowances	$977,569	$1,156,798
Merchandise Not on Lease, net of Accumulated Depreciation and Allowances	208,093	276,619
Lease Merchandise, net of Accumulated Depreciation and Allowances	$1,185,662	$1,433,417
The Company's policies require weekly merchandise counts at its Aaron's Business store-based operations, which include write-offs for unsalable, damaged, or missing merchandise inventories. In addition to monthly cycle counting, full physical inventories are generally taken at the fulfillment and manufacturing facilities annually and appropriate provisions are made for missing, damaged and unsalable merchandise. In addition, the Company monitors merchandise levels and mix by division, store, and fulfillment center, as well as the average age of merchandise on hand. If obsolete merchandise cannot be returned to

AARON'S HOLDINGS COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
vendors, its carrying amount is adjusted to its net realizable value or written off. Generally, all merchandise not on lease is available for lease or sale. On a monthly basis, all damaged, lost or unsalable merchandise identified is written off.
The Company records a provision for write-offs using the allowance method, which primarily relates to its Progressive Leasing operations and, to a lesser extent, its Aaron's Business operations. The allowance method for lease merchandise write-offs estimates the merchandise losses incurred but not yet identified by management as of the end of the accounting period based primarily on historical write-off experience. Other qualitative factors are considered in estimating the allowance, such as current and forecasted business trends including, but not limited to, the potential unfavorable impacts of the COVID-19 pandemic on our businesses. Given the significant uncertainty regarding the impacts of the COVID-19 pandemic on our businesses, a high level of estimation was involved in determining the allowance as of September 30, 2020; therefore, actual lease merchandise write-offs could differ materially from the allowance. The provision for write-offs is included in operating expenses in the accompanying condensed consolidated statements of earnings.
The following table shows the components of the allowance for lease merchandise write-offs, which is included within lease merchandise, net within the condensed consolidated balance sheets:

	Nine Months Ended September 30,
(In Thousands)	2020	2019
Beginning Balance	$61,185	$46,694
Merchandise Written off, net of Recoveries	(160,724)	(168,770)
Provision for Write-offs	151,924	186,922
Ending Balance	$52,385	$64,846
Loans Receivable, Net
Gross loans receivable represents the principal balances of credit card charges at Vive's participating merchants that remain due from cardholders, plus unpaid interest and fees due from cardholders. The allowance and unamortized fees represent an allowance for uncollectible amounts; merchant fee discounts, net of capitalized origination costs; promotional fee discounts; and deferred annual card fees.
Economic conditions and loan performance trends are closely monitored to manage and evaluate exposure to credit risk. Trends in delinquency rates are an indicator of credit risk within the loans receivable portfolio, including the migration of loans between delinquency categories over time. Charge-off rates represent another indicator of the potential for future credit losses. The risk in the loans receivable portfolio is correlated with broad economic trends, such as current and projected unemployment rates, stock market volatility, and changes in medium and long-term risk-free rates, which are considered in determining the allowance for loan losses and can have a material effect on credit performance.
Effective January 1, 2020 with the adoption of ASU 2016-13, Measurement of Credit Losses on Financial Instruments ("CECL") as discussed within "Recent Accounting Pronouncements" in Note 1 to these condensed consolidated financial statements, expected lifetime losses on loans receivable are recognized upon loan origination, which requires the Company to make its best estimate of probable lifetime losses at the time of origination. Our credit card loans do not have contractually stated maturity dates, which requires the Company to estimate an average life of loan by analyzing historical payment trends to determine an expected remaining life of the loan balance. The Company segments its loans receivable portfolio into homogenous pools by FICO score and by delinquency status and evaluates loans receivable collectively for impairment when similar risk characteristics exist.

AARON'S HOLDINGS COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The Company calculates the allowance for loan losses based on internal historical loss information and incorporates observable and forecasted macroeconomic data over a twelve-month reasonable and supportable forecast period. Incorporating macroeconomic data could have a material impact on the measurement of the allowance to the extent that forecasted data changes significantly, such as higher forecasted unemployment rates and the observed significant market volatility associated with the COVID-19 pandemic. For any periods beyond the twelve-month reasonable and supportable forecast period described above, the Company reverts to using historical loss information on a straight-line basis over a period of six months and utilizes historical loss information for the remaining life of the portfolio. The Company may also consider other qualitative factors in estimating the allowance, as necessary. For the purposes of determining the allowance as of September 30, 2020, management considered other qualitative factors such as the beneficial impact of recent government stimulus measures to our customer base that were not fully factored into the macroeconomic forecasted data. We believe those stimulus measures may have contributed to the recent favorable cardholder payment trends we are experiencing. We also considered the uncertain nature and extent of any future government stimulus programs and the potential impact, if any, these programs may have on the ability of Vive's cardholders to make payments as they come due. The allowance for loan losses is maintained at a level considered appropriate to cover expected future losses of principal, interest and fees on active loans in the loans receivable portfolio. The appropriateness of the allowance is evaluated at each period end. To the extent that actual results differ from estimates of uncollectible loans receivable, including the significant uncertainties caused by the COVID-19 pandemic, the Company's results of operations and liquidity could be materially affected.
Delinquent loans receivable includes those that are 30 days or more past due based on their contractual billing dates. In response to the COVID-19 pandemic, the Company has granted affected customers payment deferrals while allowing them to maintain their delinquency status for an additional 30 days per deferral. The Company places loans receivable on nonaccrual status when they are greater than 90 days past due or upon notification of cardholder bankruptcy, death or fraud. The Company discontinues accruing interest and fees and amortizing merchant fee discounts and promotional fee discounts for loans receivable in nonaccrual status. Loans receivable are removed from nonaccrual status when cardholder payments resume, the loan becomes 90 days or less past due and collection of the remaining amounts outstanding is deemed probable. Payments received on nonaccrual loans are allocated according to the same payment hierarchy methodology applied to loans that are accruing interest. Loans receivable are charged off no later than the end of the following month after the billing cycle in which the loans receivable become 120 days past due.
Vive extends or declines credit to an applicant through its bank partners based upon the applicant's credit rating and other factors. Below is a summary of the credit quality of the Company's loan portfolio as of September 30, 2020 and December 31, 2019 by Fair Isaac and Company (FICO) score as determined at the time of loan origination:

FICO Score Category	September 30, 2020	December 31, 2019
600 or Less	7.7%	6.7%
Between 600 and 700	79.3%	80.1%
700 or Greater	13.0%	13.2%
Prepaid Expenses and Other Assets
Prepaid expenses and other assets consist of the following:

(In Thousands)	September 30, 2020	December 31, 2019
Prepaid Expenses	$44,364	$45,034
Prepaid Insurance	28,609	26,393
Assets Held for Sale	11,799	10,131
Deferred Tax Asset	826	826
Other Assets	26,580	31,887
Prepaid Expenses and Other Assets	$112,178	$114,271
Assets Held for Sale
Certain properties, consisting of parcels of land and commercial buildings, met the held for sale classification criteria as of September 30, 2020 and December 31, 2019. Assets held for sale are recorded at the lower of their carrying value or fair value less estimated cost to sell and are classified within prepaid expenses and other assets in the condensed consolidated balance sheets. Depreciation is suspended on assets upon classification to held for sale.

AARON'S HOLDINGS COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The carrying amount of the properties held for sale as of September 30, 2020 and December 31, 2019 is $11.8 million and $10.1 million, respectively. The Company estimated the fair values of real estate properties using the market values for similar properties. These properties are considered Level 2 assets as defined below.
Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consist of the following:

(In Thousands)	September 30, 2020	December 31, 2019
Accounts Payable	$83,496	$89,959
Accrued Insurance Costs	49,352	44,032
Accrued Salaries and Benefits	75,678	43,972
Accrued Real Estate and Sales Taxes	37,157	32,763
Other Accrued Expenses and Liabilities	74,333	62,090
Accounts Payable and Accrued Expenses	$320,016	$272,816
Debt
During the first quarter of 2020, the Company temporarily borrowed $300.0 million from its revolving credit facility to preserve and protect its cash position in light of the COVID-19 pandemic. This amount was subsequently repaid on April 30, 2020. The total available credit under our revolving credit facility as of September 30, 2020 was $486.2 million.
At September 30, 2020, the Company was in compliance with all covenants related to its outstanding debt. However, given the uncertainties associated with the COVID-19 pandemic's impact on our operations and financial performance in future periods, there can be no assurances that we will not be required to seek amendments or modifications to one or more of the covenants in our debt agreements and/or waivers of potential or actual defaults of those covenants. See Note 8 to the consolidated financial statements in the 2019 Annual Report for further information regarding the Company's indebtedness.
Leases
In response to the impacts of the COVID-19 pandemic on the Aaron's Business, the Company negotiated lease concessions for approximately 184 of our company-operated Aaron's store locations and received near-term rent abatements and deferrals of approximately $1.9 million as of September 30, 2020. On April 10, 2020, the Financial Accounting Standards Board ("FASB") issued guidance for lease concessions executed in response to the COVID-19 pandemic, which provides a practical expedient to forego an evaluation of whether a lease concession should be accounted for as a modification if the concession does not result in a substantial increase of the lessee's obligations. The Company has elected to apply this guidance to all lease concessions negotiated as a result of the COVID-19 pandemic that meet these criteria.

AARON'S HOLDINGS COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Goodwill
Goodwill represents the excess of the purchase price paid over the fair value of the identifiable net tangible and intangible assets acquired in connection with business acquisitions. The following table provides information related to the carrying amount of goodwill by operating segment.

(In Thousands)	Progressive Leasing	Aaron’s Business	Total
Balance at December 31, 2019	$288,801	$447,781	$736,582
Acquisitions	—	2,658	2,658
Disposals, Currency Translation and Other Adjustments	—	(941)	(941)
Acquisition Accounting Adjustments	—	40	40
Impairment Loss	—	(446,893)	(446,893)
Balance at September 30, 2020	$288,801	$2,645	$291,446
The Company’s goodwill is not amortized but is subject to an impairment test at the reporting unit level annually as of October 1 and more frequently if events or circumstances indicate that an impairment may have occurred. An interim goodwill impairment test is required if the Company believes it is more likely than not that the carrying amount of one or more reporting units exceeds the reporting units' fair value. The Company concluded that the need for an interim goodwill impairment test was triggered for the Aaron's Business segment as of March 31, 2020. Factors that led to this conclusion included: (i) a significant decline in the Company's stock price and market capitalization in March 2020; (ii) the temporary closure of all company-operated store showrooms due to the COVID-19 pandemic, which impacted our financial results and was expected to adversely impact future financial results; (iii) the significant uncertainty with regard to the short-term and long-term impacts that macroeconomic conditions arising from the COVID-19 pandemic and related government emergency and executive orders would have on the financial health of our customers and franchisees; and (iv) consideration given to the amount by which the Aaron's Business fair value exceeded the carrying value from the October 1, 2019 annual goodwill impairment test.
As of March 31, 2020, the Company determined the Aaron's Business goodwill was fully impaired and recorded a goodwill impairment loss of $446.9 million during the three months ended March 31, 2020. The Company engaged the assistance of a third-party valuation firm to perform the interim goodwill impairment test for the Aaron’s Business reporting unit. This entailed an assessment of the Aaron's Business reporting unit’s fair value relative to the carrying value that was derived using a combination of both income and market approaches and performing a market capitalization reconciliation which included an assessment of the control premium implied from the Company's estimated fair values of its reporting units. The fair value measurement involved significant unobservable inputs (Level 3 inputs, as discussed more fully below). The income approach utilized the discounted future expected cash flows, which required assumptions about short-term and long-term revenue growth or decline rates, operating margins, capital requirements, and a weighted-average cost of capital. The income approach reflects assumptions and estimates made by management regarding direct and indirect impacts of the COVID-19 pandemic on the short-term and long-term cash flows for the Aaron's Business reporting unit. Due to the significant uncertainty associated with the impacts of the COVID-19 pandemic, the assumptions and estimates used by management were highly subjective. The weighted-average cost of capital used in the income approach was adjusted to reflect the specific risks and uncertainties associated with the COVID-19 pandemic in developing the cash flow projections. Given the uncertainty discussed above, the Company performed certain sensitivity analyses including considering reasonably possible alternative assumptions for short-term and long-term growth or decline rates, operating margins, capital requirements, and weighted-average cost of capital rates. Each of the sensitivity analyses performed supported the conclusion of a full impairment of the Aaron's Business goodwill.
The market approach, which includes the guideline public company method, utilized pricing multiples derived from an analysis of comparable publicly traded companies. We believe the comparable companies we evaluate as marketplace participants serve as an appropriate reference when calculating fair value because those companies have similar risks, participate in similar markets, provide similar products and services for their customers and compete with us directly. However, we considered that such publicly available information regarding the comparable companies evaluated likely does not reflect the impact of the COVID-19 pandemic in determining the multiple assumptions selected.
As of October 1, 2019, the Company performed a qualitative assessment for the goodwill of the Progressive Leasing reporting unit and concluded no indications of impairment existed. As of March 31, 2020, the Company performed certain qualitative and quantitative procedures to estimate the Progressive Leasing's reporting unit fair value, primarily for purposes of reconciling the estimated fair values of the Company's reporting units to the Company's overall market capitalization, and concluded that a quantitative assessment was not necessary at that time. As a result, the Company concluded that it was not more likely than not that the fair value of the Progressive Leasing reporting unit was below its carrying amount based on the significance of

AARON'S HOLDINGS COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Progressive Leasing's estimated fair value in excess of carrying value. Subsequent to these procedures, the Company's overall market capitalization has significantly increased and nearly all of Progressive Leasing's merchant partners have reopened most or all of their physical store locations.
Stockholders' Equity
Changes in stockholders' equity for the three and nine ended September 30, 2020 and 2019 are as follows:

	Treasury Stock		Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
(In Thousands, Except Per Share)	Shares	Amount
Balance, December 31, 2019	(24,034)	$(627,940)	$45,376	$290,229	$2,029,613	$(19)	$1,737,259
Opening Balance Sheet Adjustment - ASU 2016-13, net of taxes	—	—	—	—	(6,715)	—	(6,715)
Cash Dividends, $0.04 per share	—	—	—	—	(2,700)	—	(2,700)
Stock-Based Compensation	—	—	—	5,878	—	—	5,878
Reissued Shares	368	7,291	—	(12,640)	—	—	(5,349)
Net Loss	—	—	—	—	(280,005)	—	(280,005)
Foreign Currency Translation Adjustment	—	—	—	—	—	(1,754)	(1,754)
Balance, March 31, 2020	(23,666)	$(620,649)	$45,376	$283,467	$1,740,193	$(1,773)	$1,446,614
Cash Dividends, $0.04 per share	—	—	—	—	(2,701)	—	(2,701)
Stock-Based Compensation	—	—	—	6,856	—	—	6,856
Reissued Shares	53	1,392	—	330	—	—	1,722
Repurchased Shares	—	—	—	—	—	—	—
Net Earnings	—	—	—	—	68,377	—	68,377
Foreign Currency Translation Adjustment	—	—	—	—	—	331	331
Balance, June 30, 2020	(23,613)	$(619,257)	$45,376	$290,653	$1,805,869	$(1,442)	$1,521,199
Cash Dividends, $0.04 per share	—	—	—	—	(2,720)	—	(2,720)
Stock-Based Compensation	—	—	—	8,891	—	—	8,891
Reissued Shares	418	1,895	—	(126)	—	—	1,769
Repurchased Shares	—	—	—	—	—	—	—
Net Earnings	—	—	—	—	109,345	—	109,345
Foreign Currency Translation Adjustment	—	—	—	—	—	198	198
Balance, September 30, 2020	(23,195)	$(617,362)	$45,376	$299,418	$1,912,494	$(1,244)	$1,638,682

AARON'S HOLDINGS COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Treasury Stock		Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
(In Thousands, Except Per Share)	Shares	Amount
Balance, December 31, 2018	(23,568)	$(567,847)	$45,376	$278,922	$2,005,344	$(1,087)	$1,760,708
Opening Balance Sheet Adjustment - ASC 842, net of taxes	—	—	—	—	2,592	—	2,592
Cash Dividends, $0.035 per share	—	—	—	—	(2,363)	—	(2,363)
Stock-Based Compensation	—	—	—	7,050	—	—	7,050
Reissued Shares	493	4,264	—	(15,245)	—	—	(10,981)
Repurchased Shares	—	—	—	—	—	—	—
Net Earnings	—	—	—	—	56,078	—	56,078
Foreign Currency Translation Adjustment	—	—	—	—	—	424	424
Balance, March 31, 2019	(23,075)	$(563,583)	$45,376	$270,727	$2,061,651	$(663)	$1,813,508
Cash Dividends, $0.035 per share	—	—	—	—	(2,386)	—	(2,386)
Stock-Based Compensation	—	—	—	6,522	—	—	6,522
Reissued Shares	113	2,776	—	284	—	—	3,060
Repurchased Shares	(243)	(14,414)	—	—	—	—	(14,414)
Net Earnings	—	—	—	—	42,650	—	42,650
Foreign Currency Translation Adjustment	—	—	—	—	—	618	618
Balance, June 30, 2019	(23,205)	$(575,221)	$45,376	$277,533	$2,101,915	$(45)	$1,849,558
Cash Dividends, $0.035 per share	—	—	—	—	(2,363)	—	(2,363)
Stock-Based Compensation	—	—	—	5,911	—	—	5,911
Reissued Shares	2	49	—	10	—	—	59
Repurchased Shares	(399)	(25,008)	—	—	—	—	(25,008)
Net Earnings	—	—	—	—	39,801	—	39,801
Foreign Currency Translation Adjustment	—	—	—	—	—	(303)	(303)
Balance, September 30, 2019	(23,602)	$(600,180)	$45,376	$283,454	$2,139,353	$(348)	$1,867,655
Fair Value Measurement
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. To increase the comparability of fair value measures, the following hierarchy prioritizes the inputs to valuation methodologies used to measure fair value:
Level 1—Valuations based on quoted prices for identical assets and liabilities in active markets.
Level 2—Valuations based on observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data.
Level 3—Valuations based on unobservable inputs reflecting the Company's own assumptions, consistent with reasonably available assumptions made by other market participants. These valuations require significant judgment.
The Company measures a liability related to its non-qualified deferred compensation plan, which represents benefits accrued for plan participants and is valued at the quoted market prices of the participants' investment election, at fair value on a recurring basis. The Company measures assets held for sale at fair value on a nonrecurring basis and records impairment charges when they are deemed to be impaired. The Company maintains certain financial assets and liabilities, including fixed-rate long term debt, that are not measured at fair value but for which fair value is disclosed. As discussed above, the Company performed an interim goodwill impairment analysis for the Aaron's Business which required multiple Level 3 inputs and assumptions, such as estimates about costs of capital, future projected performance and cash flows.
The fair values of the Company's other current financial assets and liabilities, including cash and cash equivalents, accounts receivable and accounts payable, approximate their carrying values due to their short-term nature. The fair value of loans receivable and any revolving credit borrowings also approximate their carrying amounts.

AARON'S HOLDINGS COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Recent Accounting Pronouncements
Adopted
Intangibles - Goodwill and Other. In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment. The update simplifies how an entity is required to measure an impairment of goodwill, if any, by eliminating the requirement to calculate the implied fair value of goodwill to measure a goodwill impairment charge. In accordance with the amendment, entities should perform the annual goodwill impairment test by comparing the carrying value of their reporting units to their fair value. If the carrying value of the reporting unit exceeds the fair value, an entity should record an impairment charge for the amount by which its carrying amount exceeds its reporting unit’s fair value; however, the charge recognized should not exceed the total amount of goodwill allocated to that reporting unit. The Company adopted the amendment in the first quarter of 2020 and recorded a $446.9 million impairment charge, representing a full impairment of the goodwill within the Aaron's Business reporting unit.
Financial Instruments - Credit Losses. In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments. The main objective of the update is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by companies at each reporting date. For trade and other receivables, held to maturity debt securities and other instruments, companies are required to use a new forward-looking "expected losses" model that generally results in the recognition of allowances for losses earlier than under previous accounting guidance. The Company's operating lease activities within Progressive Leasing and Aaron's Business are not impacted by ASU 2016-13, as operating lease receivables are not in the scope of the CECL model. The implementation of CECL also did not have a material impact to the Company's Progressive Leasing or Aaron's Business segments. The Company is impacted by ASU 2016-13 within its Vive segment by requiring earlier recognition of estimated credit losses in the consolidated statements of earnings. Although the CECL model requires the estimated credit losses to be recognized at the time of loan origination, the related merchant fee discount continues to be amortized as interest and fee revenue on a straight-line basis over the initial 24-month period that the card is active. Therefore, on a loan-by-loan basis, the CECL model results in higher losses recognized upon loan origination for the estimated credit losses, generally followed by higher net earnings as the related merchant fee discount is amortized to interest and fee revenue, and as interest revenue is accrued and earned on the outstanding loan. Although the CECL model results in earlier recognition of credit losses in the statements of earnings, the adoption of CECL results in no changes related to the loan's cash flows or the fundamental economics of the business.
The Company adopted ASU 2016-13 on a modified retrospective basis during the first quarter of 2020, which required a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The application of this transition method resulted in a cumulative-effect non-cash adjustment of $6.7 million, representing a decrease to the Company's January 1, 2020 retained earnings balance, net of tax. This was due primarily to the recognition of a $9.5 million increase to the allowance for loan losses as a result of the new CECL model. The Company has finalized its CECL controls and accounting policies, which were in place as of January 1, 2020.

AARON'S HOLDINGS COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 2. FAIR VALUE MEASUREMENT
Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table summarizes financial liabilities measured at fair value on a recurring basis:

(In Thousands)	September 30, 2020			December 31, 2019
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Deferred Compensation Liability	$—	$(11,364)	$—	$—	$(11,201)	$—
The Company maintains the Aaron’s Holdings Company, Inc. Deferred Compensation Plan, which is an unfunded, nonqualified deferred compensation plan for a select group of management, highly compensated employees and non-employee directors. The liability is recorded in accounts payable and accrued expenses in the condensed consolidated balance sheets. The liability represents benefits accrued for plan participants and is valued at the quoted market prices of the participants’ investment elections, which consist of equity and debt "mirror" funds. As such, the Company has classified the deferred compensation liability as a Level 2 liability.
Non-Financial Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
The following table summarizes non-financial assets measured at fair value on a nonrecurring basis:

(In Thousands)	September 30, 2020			December 31, 2019
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets Held for Sale	$—	$11,799	$—	$—	$10,131	$—
Assets classified as held for sale are recorded at the lower of carrying value or fair value less estimated costs to sell, and any adjustment is recorded in other operating income, net or restructuring expenses, net (if the asset is a part of the Company's restructuring programs as described in Note 6) in the condensed consolidated statements of earnings. The highest and best use of the assets held for sale is as real estate land parcels for development or real estate properties for use or lease; however, the Company has chosen not to develop or use these properties.
Certain Financial Assets and Liabilities Not Measured at Fair Value
The following table summarizes the fair value of liabilities that are not measured at fair value in the condensed consolidated balance sheets, but for which the fair value is disclosed:

(In Thousands)	September 30, 2020			December 31, 2019
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Fixed-Rate Long Term Debt[1]	$—	$(61,886)	$—	$—	$(123,705)	$—
1 The fair value of fixed-rate long term debt is estimated using the present value of underlying cash flows discounted at a current market yield for similar instruments. The carrying amount of fixed-rate long term debt was $60.0 million and $120.0 million at September 30, 2020 and December 31, 2019, respectively.

AARON'S HOLDINGS COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 3. LOANS RECEIVABLE
The following is a summary of the Company’s loans receivable, net:

(In Thousands)	September 30, 2020	December 31, 2019
Loans Receivable, Gross	$111,366	$96,387
Unamortized Fees	(8,355)	(6,223)
Loans Receivable, Amortized Cost	103,011	90,164
Allowance for Loan Losses	(35,415)	(14,911)
Loans Receivable, Net of Allowances and Unamortized Fees	$67,596	$75,253
The table below presents credit quality indicators of the amortized cost of the Company's loans receivable by origination year:

(In Thousands)
As of September 30, 2020	2020	2019	2018	2017	2016	Prior	Total
FICO Score Category:
600 or Less	$5,217	$2,268	$715	$103	$75	$15	$8,393
Between 600 and 700	42,290	21,404	8,932	5,039	2,948	862	81,475
700 or Greater	7,624	2,308	1,310	909	801	191	13,143
Total Amortized Cost	$55,131	$25,980	$10,957	$6,051	$3,824	$1,068	$103,011
Included in the table below is an aging of the loans receivable, gross balance:

(Dollar Amounts in Thousands)
Aging Category[1]	September 30, 2020	December 31, 2019
30-59 days past due	5.3%	6.9%
60-89 days past due	2.5%	3.6%
90 or more days past due	3.0%	5.0%
Past due loans receivable	10.8%	15.5%
Current loans receivable	89.2%	84.5%
Balance of Credit Card Loans on Nonaccrual Status	$1,641	$2,284
Balance of Loans Receivable 90 or More Days Past Due and Still Accruing Interest and Fees	$—	$—
1 Customers that were granted a payment deferral due to factors caused by the COVID-19 pandemic maintained their delinquency status for an additional 30 days. This did not materially impact the aging disclosed above.

AARON'S HOLDINGS COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The tables below present the components of the allowance for loan losses for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,
(In Thousands)	2020	2019
Beginning Balance	$30,693	$12,783
Provision for Loan Losses	7,611	6,068
Charge-offs	(3,781)	(5,423)
Recoveries	892	626
Ending Balance	$35,415	$14,054

	Nine Months Ended September 30,
(In Thousands)	2020	2019
Beginning Balance	$14,911	$12,970
CECL Transition Adjustment[1]	9,463	—
Provision for Loan Losses	23,761	15,291
Charge-offs	(15,115)	(16,065)
Recoveries	2,395	1,858
Ending Balance	$35,415	$14,054
1 Upon the January 1, 2020 adoption of CECL as further described in Note 1 to these condensed consolidated financial statements, the Company increased its allowance for loan losses by $9.5 million, which was recorded as a cumulative-effect adjustment to the opening balance of the Company's 2020 retained earnings adjustment.
NOTE 4. COMMITMENTS AND CONTINGENCIES
Guarantees
The Company has guaranteed certain debt obligations of some of the Aaron's Business franchisees under a franchise loan program with one of the banks in our Credit Agreement. In the event these franchisees are unable to meet their debt service payments or otherwise experience an event of default, the Company would be unconditionally liable for the outstanding balance of the franchisees’ debt obligations under the franchise loan program, which would be due in full within 75 days of the event of default. At September 30, 2020, the maximum amount that the Company would be obligated to repay in the event franchisees defaulted was $18.6 million, and the total facility commitment was $25.0 million. The Company has recourse rights to franchisee assets securing the debt obligations, which consist primarily of lease merchandise and fixed assets. Since the inception of the franchise loan program in 1994, the Company's losses associated with the program have been immaterial, but could be material in a future period due to the COVID-19 pandemic's impact on franchisee operations and financial performance or other adverse trends in the liquidity and/or financial performance of the Company's franchisees. The Company records a liability related to estimated future losses from repaying the franchisees' outstanding debt obligations upon any possible future events of default. This is included in accounts payable and accrued expenses in the condensed consolidated balance sheets and was $2.4 million and $0.4 million as of September 30, 2020 and December 31, 2019, respectively.
The Company is subject to financial covenants under the franchise loan program that are consistent with the Revolving Credit and Term Loan Agreement, which are more fully described in Note 8 to the consolidated financial statements in the 2019 Annual Report. The Company is in compliance with all covenants at September 30, 2020 and believes it will continue to be in compliance in the future. However, given the uncertainties associated with the COVID-19 pandemic's impact on our operations and financial performance in future periods, there can be no assurances that we will not be required to seek amendments or modifications to one or more of the covenants in our debt agreements and/or waivers of potential or actual defaults of those covenants.

AARON'S HOLDINGS COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Legal and Regulatory Proceedings
From time to time, the Company is party to various legal and regulatory proceedings arising in the ordinary course of business.
Some of the proceedings to which the Company is currently a party are described below. The Company believes it has meritorious defenses to all of the claims described below, and intends to vigorously defend against the claims. However, these proceedings are still developing and due to the inherent uncertainty in litigation, regulatory and similar adversarial proceedings, there can be no guarantee that the Company will ultimately be successful in these proceedings, or in others to which it is currently a party. Substantial losses from these proceedings or the costs of defending them could have a material adverse impact upon the Company’s business, financial position and results of operations.
The Company establishes an accrued liability for legal and regulatory proceedings when it determines that a loss is both probable and the amount of the loss can be reasonably estimated. The Company continually monitors its litigation and regulatory exposure and reviews the adequacy of its legal and regulatory reserves on a quarterly basis. The amount of any loss ultimately incurred in relation to matters for which an accrual has been established may be higher or lower than the amounts accrued for such matters.
The Company accrued $4.3 million and $182.9 million as of September 30, 2020 and December 31, 2019, respectively, for pending legal and regulatory matters for which it believes losses are probable and is the Company's best estimate of its exposure to loss. The accrual at December 31, 2019 included a $175.0 million settlement with the Federal Trade Commission (the "FTC") discussed in more detail below, which was recorded as accrued regulatory expense in the consolidated balance sheet. The Company records the other legal and regulatory liabilities in accounts payable and accrued expenses in the condensed consolidated balance sheet. As of September 30, 2020, the Company has a receivable of $1.0 million for anticipated insurance proceeds on outstanding and settled legal matters which is recorded within prepaid expenses and other assets in the condensed consolidated balance sheet. The Company estimated that the aggregate range of reasonably possible loss in excess of accrued liabilities for such probable loss contingencies is between $0 and $1.0 million as of September 30, 2020.
At September 30, 2020, the Company estimated that the aggregate range of loss for all material pending legal and regulatory proceedings for which a loss is reasonably possible, but less likely than probable (i.e., excluding the contingencies described in the preceding paragraph), is between $0 and $1.0 million. Those matters for which a reasonable estimate is not possible are not included within estimated ranges and, therefore, the estimated ranges do not represent the Company's maximum loss exposure. The Company’s estimates for legal and regulatory accruals, aggregate probable loss amounts and reasonably possible loss amounts are all subject to the uncertainties and variables described above.
Regulatory Inquiries
In July 2018, the Company received civil investigative demands ("CIDs") from the FTC regarding disclosures related to lease-to-own and other financial products offered by the Company through the Aaron's Business and Progressive Leasing and whether such disclosures violate the Federal Trade Commission Act (the "FTC Act"). Although we believe such disclosures were in compliance with the FTC Act and have not admitted to any wrongdoing, in December 2019, Progressive Leasing reached an agreement in principle with the staff of the FTC with respect to a tentative settlement to resolve the FTC inquiry, pursuant to which Progressive would pay $175.0 million to the FTC. Because Progressive reached a tentative agreement with respect to the financial terms of the settlement in December 2019, the Company recognized a charge of $179.3 million during the fourth quarter of 2019, including $4.3 million of incurred legal fees. In January 2020, Progressive and the FTC staff agreed in principle on the terms of a related consent order which, among other matters, requires Progressive to undertake certain compliance-related activities, including monitoring, disclosure and reporting requirements. The proposed consent order was approved by the FTC on April 17, 2020 and approved by the United States District Court for the Northern District of Georgia on April 22, 2020. The Company paid the $175.0 million settlement amount to the FTC on April 27, 2020.
In April 2019, the Aaron’s Business, along with other lease-to-own companies, received an unrelated CID from the FTC focused on certain transactions involving the contingent purchase and sale of customer lease agreements with other lease-to-own companies, and whether such transactions violated the FTC Act. Although we believe those transactions did not violate any laws and we have not admitted any wrongdoing, in August 2019, the Company reached an agreement in principle with the FTC staff to resolve the issues raised in that CID. The proposed consent agreement, which would prohibit such contingent purchases and sales of customer lease portfolios in the future but would not require any payments to the FTC, was approved by the FTC on February 21, 2020.

AARON'S HOLDINGS COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Litigation Matters
In Stein v. Aaron's, Inc., et. al., filed in the United States District Court for the Southern District of New York on February 28, 2020, the plaintiffs allege that from March 2, 2018 through February 19, 2020, Aaron's made certain misleading public statements about the Company's business, operations, and prospects. The allegations underlying the lawsuit principally relate to the Federal Trade Commission's inquiry into disclosures related to lease-to-own and other financial products offered by the Company through the Aaron's Business and Progressive Leasing segments. The Company believes the claims are without merit and intends to vigorously defend against this lawsuit. The case has been transferred to the United States District Court for the Northern District of Georgia, where the Company has filed a motion to dismiss the case.
Other Contingencies
The Company is a party to various claims and legal proceedings arising in the ordinary course of business. Management regularly assesses the Company’s insurance deductibles, monitors the Company's litigation and regulatory exposure with the Company's attorneys and evaluates its loss experience. The Company also enters into various contracts in the normal course of business that may subject it to risk of financial loss if counterparties fail to perform their contractual obligations.
Off-Balance Sheet Risk
The Company, through its Vive business, has unconditionally cancellable unfunded lending commitments totaling approximately $248.6 million and $225.0 million as of September 30, 2020 and December 31, 2019, respectively, that do not give rise to revenues and cash flows. These unfunded commitments arise in the ordinary course of business from credit card agreements with individual cardholders that give them the ability to borrow, against unused amounts, up to the maximum credit limit assigned to their account. While these unfunded amounts represent the total available unused lines of credit, the Company does not anticipate that all cardholders will utilize their entire available line at any given point in time. Commitments to extend unsecured credit are agreements to lend to a cardholder so long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.
Prior to the January 1, 2020 adoption of CECL as discussed further in Note 1, the Company recorded a reserve for losses on unfunded loan commitments, which was approximately $0.4 million as of December 31, 2019 and was included in accounts payable and accrued expenses in the consolidated balance sheet. Upon the adoption of CECL, the Company reversed the aforementioned reserve for losses on unfunded loan commitments and recorded a corresponding increase of $0.4 million to its January 1, 2020 retained earnings balance.
NOTE 5. SEGMENTS
As of September 30, 2020, the Company has three operating and reportable segments: Progressive Leasing, Aaron's Business and Vive.
Progressive Leasing is a leading virtual lease-to-own company that provides lease-purchase solutions on a variety of products, including furniture and appliance, jewelry, mobile phones and accessories, mattresses, and automobile electronics and accessories.
The Aaron's Business offers furniture, home appliances, consumer electronics and accessories to consumers through a lease-to-own agreement through the Company's Aaron's-branded stores in the United States and Canada and e-commerce platform. This operating segment also supports franchisees of its Aaron's stores. In addition, the Aaron's Business segment includes the operations of Woodhaven, which manufactures and supplies the majority of the bedding and a significant portion of the upholstered furniture leased and sold in company-operated and franchised stores.
Vive offers a variety of second-look financing programs originated through third-party federally insured banks to customers of participating merchants and, together with Progressive Leasing, allows the Company to provide retail partners with below-prime customers one source for financing and leasing transactions.

AARON'S HOLDINGS COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Disaggregated Revenue
The following table presents revenue by source and by segment for the three months ended September 30, 2020:

	Three Months Ended September 30, 2020
(In Thousands)	Progressive Leasing	Aaron's Business	Vive	Total
Lease Revenues and Fees[1]	$601,105	$384,182	$—	$985,287
Retail Sales[2]	—	13,553	—	13,553
Non-Retail Sales[2]	—	34,820	—	34,820
Franchise Royalties and Fees[2]	—	8,079	—	8,079
Interest and Fees on Loans Receivable[3]	—	—	10,233	10,233
Other	—	325	—	325
Total	$601,105	$440,959	$10,233	$1,052,297
1 Substantially all lease revenues and fees are within the scope of ASC 842, Leases. The Company had $7.0 million of other revenue within the scope of ASC 606, Revenue from Contracts with Customers.
2    Substantially all retail sales, non-retail sales and franchise royalties and fees are within the scope of ASC 606, Revenue from Contracts with Customers.
3 All interest and fees on loans receivable are within the scope of ASC 310, Credit Card Interest & Fees.
The following table presents revenue by source and by segment for the three months ended September 30, 2019:

	Three Months Ended September 30, 2019
(In Thousands)	Progressive Leasing	Aaron's Business	Vive	Total
Lease Revenues and Fees[1]	$528,850	$377,926	$—	$906,776
Retail Sales[2]	—	8,854	—	8,854
Non-Retail Sales[2]	—	31,085	—	31,085
Franchise Royalties and Fees[2]	—	8,087	—	8,087
Interest and Fees on Loans Receivable[3]	—	—	8,687	8,687
Other	—	319	—	319
Total	$528,850	$426,271	$8,687	$963,808
1 Substantially all lease revenues and fees are within the scope of ASC 842, Leases. The Company had $7.0 million of other revenue within the scope of ASC 606, Revenue from Contracts with Customers.
2 Substantially all retail sales, non-retail sales and franchise royalties and fees are within the scope of ASC 606, Revenue from Contracts with Customers.
3 All interest and fees on loans receivable are within the scope of ASC 310, Credit Card Interest & Fees.

AARON'S HOLDINGS COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table presents revenue by source and by segment for the nine months ended September 30, 2020:

	Nine Months Ended September 30, 2020
(In Thousands)	Progressive Leasing	Aaron's Business	Vive	Total
Lease Revenues and Fees[1]	$1,849,388	$1,153,799	$—	$3,003,187
Retail Sales[2]	—	37,104	—	37,104
Non-Retail Sales[2]	—	94,710	—	94,710
Franchise Royalties and Fees[2]	—	18,168	—	18,168
Interest and Fees on Loans Receivable[3]	—	—	29,555	29,555
Other	—	966	—	966
Total	$1,849,388	$1,304,747	$29,555	$3,183,690
1 Substantially all lease revenues and fees are within the scope of ASC 842, Leases. The Company had $20.5 million of other revenue within the scope of ASC 606, Revenue from Contracts with Customers.
2    Substantially all retail sales, non-retail sales and franchise royalties and fees are within the scope of ASC 606, Revenue from Contracts with Customers.
3 All interest and fees on loans receivable are within the scope of ASC 310, Credit Card Interest & Fees.
The following table presents revenue by source and by segment for the nine months ended September 30, 2019:

	Nine Months Ended September 30, 2019
(In Thousands)	Progressive Leasing	Aaron's Business	Vive	Total
Lease Revenues and Fees[1]	$1,568,584	$1,189,914	$—	$2,758,498
Retail Sales[2]	—	30,561	—	30,561
Non-Retail Sales[2]	—	102,190	—	102,190
Franchise Royalties and Fees[2]	—	25,899	—	25,899
Interest and Fees on Loans Receivable[3]	—	—	25,943	25,943
Other	—	961	—	961
Total	$1,568,584	$1,349,525	$25,943	$2,944,052
1 Substantially all lease revenues and fees are within the scope of ASC 842, Leases. The Company had $20.4 million of other revenue within the scope of ASC 606, Revenue from Contracts with Customers.
2 Substantially all retail sales, non-retail sales and franchise royalties and fees are within the scope of ASC 606, Revenue from Contracts with Customers.
3 All interest and fees on loans receivable are within the scope of ASC 310, Credit Card Interest & Fees.

AARON'S HOLDINGS COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Measurement of Segment Profit or Loss and Segment Assets
The Company evaluates performance and allocates resources based on revenue growth and pre-tax profit or loss from operations. Intersegment sales are completed at internally negotiated amounts. Since the intersegment profit affects inventory valuation, depreciation and cost of goods sold they are adjusted when intersegment profit is eliminated in consolidation. The Company determines earnings (loss) before income taxes for all reportable segments in accordance with U.S. GAAP. Interest expense is allocated to the Progressive Leasing and Vive segments based on a percentage of the outstanding balances of their intercompany borrowings and of the debt incurred when they were acquired. The following is a summary of earnings (loss) before income taxes by segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2020	2019	2020	2019
Earnings (Loss) Before Income Taxes:
Progressive Leasing	$103,835	$53,473	$222,636	$167,267
Aaron's Business[1]	39,808	932	(393,540)	18,658
Vive	(3,306)	(2,740)	(10,675)	(7,133)
Total Earnings (Loss) Before Income Taxes	$140,337	$51,665	$(181,579)	$178,792
1 Loss before income taxes for the Aaron's Business during the nine months ended September 30, 2020 was impacted by (i) goodwill impairment charges of $446.9 million incurred during the three months ended March 31, 2020, (ii) $14.1 million related to an early termination fee for a sales and marketing agreement during the three months ended March 31, 2020, and (iii) restructuring charges of $33.3 million related to operating lease right-of-use asset impairment and operating lease charges, fixed asset impairment charges, and workforce reductions, of which $4.0 million was incurred during the three months ended September 30, 2020.
Earnings before income taxes for the Aaron's Business during the nine months ended September 30, 2019 includes restructuring charges of $37.5 million related to closed store right-of-use asset impairment and operating lease charges, the write-off and impairment of store property, plant and equipment and related workforce reductions, of which $5.5 million was incurred during the three months ended September 30, 2019.
The following is a summary of total assets by segment and shared corporate-related assets.

(In Thousands)	September 30, 2020	December 31, 2019
Assets:
Progressive Leasing	$1,129,095	$1,261,786
Aaron's Business[1,2]	1,093,013	1,740,281
Vive	81,303	85,825
Other[3]	581,521	209,908
Total Assets	$2,884,932	$3,297,800
1 Includes inventory (principally raw materials and work-in-process) that has been classified within lease merchandise in the condensed consolidated balance sheets of $16.4 million and $14.0 million as of September 30, 2020 and December 31, 2019, respectively.
2 During the nine months ended September 30, 2020, the Aaron's Business segment assets were impacted by a goodwill impairment charge of $446.9 million to fully write-off its goodwill balance.
3 Corporate-related assets that benefit multiple segments are reported as other assets.

AARON'S HOLDINGS COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 6. RESTRUCTURING
Real Estate Repositioning and Optimization Restructuring Program
During the first quarter of 2020, the Company initiated a real estate repositioning and optimization restructuring program. This program includes a strategic plan to remodel, reposition and consolidate our company-operated store footprint over the next 3-4 years. We believe that such strategic actions will allow the Company to continue to successfully serve our markets while continuing to utilize our growing Aarons.com shopping and servicing platform. Management expects that this strategy, along with our increased use of technology, will enable us to reduce store count while retaining a significant portion of our existing customer relationships as well as attracting new customers.
Since initiation, the program has resulted in the closure and consolidation of 88 company-operated stores during the first nine months of 2020. We currently expect to close and consolidate approximately 35 additional stores over the next three to six months. Total net restructuring expenses of $2.7 million and $25.2 million were recorded for the three and nine months ended September 30, 2020 under the real estate repositioning and optimization restructuring program, all of which were incurred within the Aaron's Business segment. Restructuring expenses for the three and nine months ended September 30, 2020 were comprised mainly of operating lease right-of-use asset and fixed asset impairment charges related to the vacancy or planned vacancy of the stores identified for closure, continuing variable maintenance charges and taxes incurred related to closed stores, and severance charges to rationalize our field support and store support center staff to better align the organization with current operations and business conditions.
To the extent that management executes on its long-term strategic plan, additional restructuring charges will likely result from our real estate repositioning and optimization initiatives, primarily related to operating lease right-of-use asset and fixed asset impairments over the next 3-4 years. However, the extent of future restructuring charges is not estimable at this time, as specific store locations to be closed and/or consolidated have not yet been identified by management.
2019 Restructuring Program
During the first quarter of 2019, the Company initiated a restructuring program to further optimize its company-operated Aaron's Business store portfolio, which resulted in the closure and consolidation of 155 underperforming company-operated stores during 2019. The Company also further rationalized its store support center and field support staff, which resulted in a reduction in associate headcount in those areas to more closely align with current business conditions.
Total net restructuring expenses of $1.1 million and $6.2 million were recorded for the three and nine months ended September 30, 2020 under the 2019 restructuring program, all of which were incurred within the Aaron's Business segment. Restructuring expenses for the three and nine months ended September 30, 2020 were comprised principally of closed store operating lease right-of-use asset impairment charges due to changes in estimates of future sublease activity of the vacant properties. These costs were included in restructuring expenses, net in the condensed consolidated statements of earnings. We expect future restructuring expenses (reversals) due to potential future early buyouts of leases with landlords as well as continuing variable maintenance charges and taxes.
2017 and 2016 Restructuring Programs
During the years ended December 31, 2017 and 2016, the Company initiated restructuring programs to rationalize its company-operated Aaron's Business store portfolio to better align with marketplace demand. The programs resulted in the closure and consolidation of 139 underperforming company-operated stores throughout 2016, 2017, and 2018. The Company also optimized its store support center and field support staff, which resulted in a reduction in associate headcount in those areas to more closely align with current business conditions.
Total net restructuring expenses of $0.2 million and $1.9 million were recorded for the three and nine months ended September 30, 2020 under the 2017 and 2016 restructuring programs, all of which were incurred within the Aaron's Business segment. Restructuring expenses for the three and nine months ended September 30, 2020 were comprised principally of closed store operating lease right-of-use asset impairment charges due to changes in estimates of future sublease activity of the vacant properties. These costs were included in restructuring expenses, net in the condensed consolidated statements of earnings. We expect future restructuring expenses (reversals) due mainly to potential future early buyouts of leases with landlords as well as continuing variable maintenance charges and taxes, but do not expect these charges or reversals to be material.

AARON'S HOLDINGS COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table summarizes restructuring charges for the three and nine months ended September 30, 2020 and 2019, respectively, under the three programs:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2020	2019	2020	2019
Right-of-Use Asset Impairment	$892	$587	$19,526	$23,597
Operating Lease Charges	1,748	1,241	4,318	3,019
Severance	986	376	5,711	3,368
Fixed Asset Impairment	216	2,174	3,168	4,743
Other Expenses	199	1,138	595	2,808
Total Restructuring Expenses, Net	$4,041	$5,516	$33,318	$37,535
To date, the Company has incurred charges of $42.8 million under the 2016 and 2017 restructuring programs, $44.6 million under the 2019 restructuring program, and $25.2 million under the real estate repositioning and optimization restructuring program. These cumulative charges are primarily comprised of operating lease right-of-use asset and fixed impairment charges, losses recognized related to contractual lease obligations, and severance related to reductions in store support center and field support staff headcount.
The following table summarizes the balances of the accruals for the restructuring programs, which are recorded in accounts payable and accrued expenses in the condensed consolidated balance sheets, and the activity for the nine months ended September 30, 2020:

(In Thousands)	Severance
Balance at January 1, 2020	$756
Restructuring Severance Charges	5,711
Payments	(4,981)
Balance at September 30, 2020	$1,486

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Special Note Regarding Forward-Looking Information: Except for historical information contained herein, the matters set forth in this Form 10-Q are forward-looking statements. These statements are based on management’s current expectations and plans, which involve risks and uncertainties. Such forward-looking statements generally can be identified by the use of forward-looking terminology such as "anticipate," "believe," "could," "estimate," "expect," "intend," "plan," "project," "would," "should," and similar expressions. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the filing date of this Quarterly Report and which involve risks and uncertainties that may cause actual results to differ materially from those set forth in these statements. These risks and uncertainties include factors such as (i) uncertainties as to the timing of the separation and whether it will be completed; (ii) the possibility that various closing conditions for the separation may not be satisfied; (iii) failure of the separation to qualify for the expected tax treatment; (iv) ) the risk that the Progressive Leasing and Aaron's businesses will not be separated successfully or such separation may be more difficult, time-consuming and/or costly than expected; (v) the possibility that the operational, strategic and shareholder value creation opportunities from the separation may not be achieved; (vi) the impact of the COVID-19 pandemic and related measures taken by governmental or regulatory authorities to combat the pandemic, including the impact of the pandemic and such measures on: (a) demand for the lease-to-own products offered by our Progressive Leasing and Aaron’s Business segments, (b) Progressive Leasing’s retail partners, (c) our customers, including their ability and willingness to satisfy their obligations under their lease agreements, (d) our suppliers’ ability to provide us with the merchandise we need to obtain from them, (e) our associates, (f) our labor needs, including our ability to adequately staff our operations, (g) our financial and operational performance and (h) our liquidity; (vii) changes in the enforcement of existing laws and regulations and the adoption of new laws and regulations that may unfavorably impact our businesses; (viii) the effects of our announcement of Progressive Leasing’s settlement and court-approved consent order with the FTC on our reputation and business; (ix) our strategic plan, including the Aaron's Business real estate repositioning and consolidation components of that plan, failing to deliver the benefits and outcomes we expect, with respect to improving our Aaron’s Business in particular; (x) increased competition from traditional and virtual lease-to-own competitors, as well as from traditional and on-line retailers and other competitors; (xi) financial challenges faced by our franchisees, which we believe may be exacerbated by the COVID-19 pandemic and related governmental or regulatory measures to combat the pandemic; and (xii) other risks and uncertainties discussed under Item 1A, "Risk Factors," in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (the "2019 Annual Report") and under Item 1A, "Risk Factors" of Part II of this Form 10-Q below. Except as required by law, the Company undertakes no obligation to update these forward-looking statements to reflect subsequent events or circumstances after the filing date of this Quarterly Report.
The following discussion should be read in conjunction with the condensed consolidated financial statements as of and for the three and nine months ended September 30, 2020 and 2019, including the notes to those statements, appearing elsewhere in this report. We also suggest that management’s discussion and analysis appearing in this report be read in conjunction with the management’s discussion and analysis and consolidated financial statements included in our 2019 Annual Report.
Description of Holding Company Formation and Proposed Transaction
On October 16, 2020, management of Aaron's, Inc. finalized the formation of a new holding company structure in anticipation of the separation and distribution transaction described below. Under the holding company structure, Aaron's, Inc. became a direct, wholly owned subsidiary of a newly formed company, Aaron's Holdings Company, Inc. Upon completion of the holding company formation, Aaron's Holdings Company, Inc. became the publicly traded parent company of the Progressive Leasing, Aaron's Business, and Vive segments.
Unless the context otherwise requires or we specifically indicate otherwise, references to “we,” “us,” “our,” and “the Company” refer to Aaron's, Inc. prior to the completion of the holding company formation transaction described herein and to Aaron's Holdings Company, Inc. following completion of the holding company formation transaction described herein.
On July 29, 2020, the Company announced its intention to separate its Aaron's Business segment from its Progressive Leasing and Vive segments, which would result in two separate companies via a spin-off of a newly formed company, Aaron's SpinCo, Inc., a Georgia corporation (“Aaron’s SpinCo”). Upon completion of the separation and distribution, Aaron's SpinCo will be a new, publicly traded company that is expected to be traded on the New York Stock Exchange ("NYSE") and will be comprised of the existing Aaron's Business segment. Aaron's Holdings Company, Inc. will continue to be traded on the NYSE and will be comprised of the existing Progressive Leasing and Vive segments. We currently expect to complete the separation and distribution prior to December 31, 2020.

Business Overview
Aaron's Holdings Company, Inc. serves as a leading omnichannel provider of lease-to-own solutions to individual consumers. As of September 30, 2020, the Company's operating and reportable segments are Progressive Leasing, Aaron's Business and Vive.
Progressive Leasing is a virtual lease-to-own company that provides lease-purchase solutions through approximately 20,000 retail locations in 46 states and the District of Columbia. It does so by purchasing merchandise from third-party retailers desired by those retailers’ customers and, in turn, leasing that merchandise to the customers through a no penalty cancellable lease-to-own transaction. Progressive Leasing consequently has no stores of its own, but rather offers lease-purchase solutions to the customers of traditional and e-commerce retailers.
Aaron’s Business offers furniture, appliances, electronics, computers and a variety of other products and accessories to consumers with a lease-to-own agreement through its company-operated stores in the United States and Canada, as well as through its e-commerce platform, Aarons.com. This operating segment also supports franchisees of its Aaron’s stores. In addition, the Aaron’s Business segment includes the operations of Woodhaven, which manufactures and supplies the majority of the bedding and a significant portion of the upholstered furniture leased and sold in company-operated and franchised stores.
Vive partners with merchants to provide a variety of revolving credit products originated through third-party federally insured banks to customers that may not qualify for traditional prime lending (called "second-look" financing programs).

Recent Developments and Operational Measures Taken by Us in Response to the COVID-19 Pandemic

On March 11, 2020, the World Health Organization declared the outbreak of COVID-19 a pandemic. In response, local, state and federal governmental authorities issued various forms of stay-at-home orders. Those orders resulted in store closures or reduced hours and scope of operations for many of Progressive Leasing’s retail partners. In addition, demand for those retail partners’ merchandise was unfavorably impacted by their customers voluntarily electing to stay-at-home, even for those retail partners whose stores were able to remain open due to being classified as essential businesses. Most stay-at-home orders were lifted during the second quarter of 2020, and most of Progressive Leasing's retail partners reopened during the second quarter under various operating models, such as reopening physical locations at full capacity or at reduced capacity and/or with curbside-only transactions. While customer demand has improved throughout the third quarter of 2020, supply chain disruptions have resulted in shortages of available products at certain of Progressive Leasing's retail partners, primarily in the appliance, electronics and furniture categories. These developments had an unfavorable impact on Progressive Leasing’s generation of new lease agreements, invoice volumes and revenues during the first, second and third quarters of 2020.
Although our Aaron's Business was classified as a provider of essential products in most jurisdictions, and thus, its store showrooms generally were not required to close, the Aaron's Business temporarily closed it showrooms in March 2020 and shifted to e-commerce and curbside service only for all of its company-operated Aaron's stores in order to protect the health and safety of its customers and associates, except where such curbside service was prohibited by governmental authorities. Additionally, we have experienced disruptions in our supply chain which have impacted product availability in some of our stores, and in some situations required us to procure inventory from alternative sources at higher costs. These developments had an unfavorable impact on the Aaron's Business' generation of lease agreements during the first, second and third quarters of 2020.
While we have since reopened nearly all of our Aaron's Business store showrooms and Progressive Leasing's retail partners have resumed operations, there can be no assurance that these operations will continue to remain open, if, for example, there are localized increases or "second waves" in the number of COVID-19 cases and, in response, governmental authorities issue orders requiring such closures or limitations on operations, or we voluntarily close our showrooms or retail partners limit their operations to protect the health and safety of our customers and associates. Such governmental requirements or voluntary actions could adversely impact future financial performance.
The COVID-19 pandemic may adversely impact our business, results of operations, financial condition, liquidity and/or cash flow in future periods. The extent of any such adverse impacts likely would depend on several factors, including (i) the length and severity of the outbreak, including, for example, localized outbreaks or a "second wave" outbreak of COVID-19 cases later in the year; (ii) the impact of any such outbreaks on our customers, suppliers, and employees; (iii) the nature of any government orders issued in response to such outbreaks, including whether the Aaron's Business would be deemed essential, and thus, exempt from all or some portion of such orders; (iv) whether there is an additional round of government stimulus in response to the COVID-19 outbreak, as well as the nature, timing and amount of such stimulus payments; and (v) supply chain disruptions for Aaron's Business and our Progressive Leasing retail partners.
The following summarizes significant developments and operational measures taken by the Company in response to the COVID-19 pandemic:
•We understand many of our customers may be experiencing significant family, health, and/or financial challenges. Progressive Leasing and the Aaron's Business both continue to provide various payment deferment options and/or other alternative payment schedules to customers who are unable to make their lease payments on normal terms.
•In conjunction with the operational adjustments made at our company-operated stores, we accelerated the national rollout of our centralized digital decisioning platform, which is an algorithm-driven lease decisioning tool used in our company-operated stores that is designed to improve our customers' experiences by streamlining and standardizing the lease application decisioning process, shortening transaction times, and establishing appropriate transaction sizes and lease payment amounts, given the customer’s profile. We completed the national rollout during the second quarter of 2020, and that decisioning platform is now being utilized in all Aaron's Business company-operated stores in the United States.
•To assist the franchisees of our Aaron's Business who were facing adverse impacts to their businesses, we offered a royalty fee abatement from March 2020 until May 16, 2020 and modified payment terms on outstanding accounts receivable owed to us by franchisees. In addition, payment terms were temporarily modified for the franchise loan facility under which certain franchisees have outstanding borrowings that are guaranteed by us.

The Coronavirus Aid, Relief, and Economic Security Act ("CARES Act")
In response to the global impacts of COVID-19 on U.S. companies and citizens, the government enacted the CARES Act on March 27, 2020. We believe a significant portion of our Progressive Leasing, Aaron’s Business and Vive customers have received stimulus payments and/or federally supplemented unemployment payments, pursuant to the CARES Act, which have enabled them to continue making payments to us under their lease-to-own or credit card agreements, despite the economically challenging times resulting from the COVID-19 pandemic.
The CARES Act also included several tax relief options for companies, which resulted in the following provisions available to the Company:
•The Company has elected to carryback its 2018 net operating losses of $242.2 million to 2013, thus generating a refund of $84.4 million, which was received in July 2020, and a discrete income tax benefit of $34.2 million recognized during the three months ended March 31, 2020. Vive filed a separate federal return from Aaron's, Inc. and has also elected to carryback its 2018 and estimated 2019 net operating losses of $5.4 million and $5.0 million, respectively, to 2013, thus generating an anticipated refund of $1.8 million in 2020, an estimated refund of $1.7 million in 2021 and a discrete income tax benefit of $1.3 million recognized during the three months ended June 30, 2020. The discrete tax benefits are the result of the federal income tax rate differential between the current statutory rate of 21% and the 35% rate applicable to 2013.
•The Company will defer all payroll taxes that it is permitted to defer under the CARES Act, which generally applies to Social Security taxes otherwise due, with 50% of the tax payable on December 31, 2021 and the remaining 50% payable on December 31, 2022.
•Certain Aaron's Business, Woodhaven and Progressive wages and benefits that were paid to furloughed employees may be eligible for an employee retention credit of up to 50% of wages paid to eligible associates.
Separate from the CARES Act, the IRS extended the due dates for estimated tax payments for the first and second quarters of 2020 to July 15, 2020. Additionally, many states are offering similar deferrals. The Company has taken advantage of all such extended due dates.
The federal supplement to unemployment payments expired on July 31, 2020, and the current nature and/or extent of future stimulus measures, if any, remains unknown. We cannot be certain that our customers will continue making their payments to us if the federal government does not enact additional stimulus measures, which could result in a significant reduction in the portion of our customers who continue making payments owed to us under their lease-to-own or credit card agreements.
Business Environment
In addition to the recent developments from the COVID-19 pandemic discussed above, the Company remains committed to executing a strategic plan that focuses on the following items that we believe positions us for success over the long-term:
•Champion compliance;
•Strengthen relationships of Progressive Leasing current retail partners and merchant partners;
•Focus on converting existing pipeline into Progressive Leasing retail partners;
•Enhance our virtual offering at Progressive Leasing;
•Simplify and digitize the Aaron's Business customer experience;
•Align the Aaron's Business store footprint to our customer opportunity; and
•Promote our value proposition to attract new customers to the Aaron's brand.
We believe Aarons.com represents an opportunity to provide our customers with expanded product selections and shopping convenience in the lease-to-own industry, especially during the COVID-19 pandemic. We are focused on engaging customers in ways that are safe and convenient for them by providing them a seamless, direct-to-door platform through which to shop in store or online across our product offerings.
Finally, we continue to evaluate various Aaron's Business store optimization and real estate initiatives, which may include geographically repositioning and consolidating a significant number of our store locations into larger buildings and/or different geographic locations that we believe will be more advantageous. As a result of store optimization initiatives and other cost-reduction initiatives, the Company initiated a new restructuring program in 2020 to further optimize and reposition its company-operated store portfolio, which resulted in the closure and consolidation of 88 underperforming company-operated stores during the first nine months of 2020. We expect to close approximately 35 additional stores over the next three to six months. The Company also further rationalized its store support center and field support staff, which resulted in a reduction in associate headcount in those areas to more closely align with current business conditions. The Company closed and consolidated a total of 294 underperforming company-operated stores throughout 2016, 2017, 2018 and 2019 under similar restructuring initiatives.
The Company continually evaluates its company-operated store portfolio to determine if it will further rationalize its store base to better align with marketplace demand. Under the real estate repositioning and optimization restructuring program, the Company's current strategic plan is to remodel, reposition and consolidate our company-operated store footprint over the next 3-4 years. We believe that such strategic actions will allow the Company to continue to successfully serve our markets while continuing to utilize our growing Aarons.com shopping and servicing platform. Management expects that this strategy, along with our increased use of technology, will enable us to reduce store count while retaining a significant portion of our existing customer relationships as well as attracting new customers. To the extent that management executes on its long-term strategic plan, additional restructuring charges will likely result from our real estate repositioning and optimization initiatives, primarily related to operating lease right-of-use asset and fixed asset impairments. However, the extent of future restructuring charges is not estimable at this time, as specific store locations to be closed and/or consolidated have not yet been identified by management.
Highlights
The following summarizes significant financial highlights from the three and nine months ended September 30, 2020:
•The Company reported revenues of $1.1 billion in the third quarter of 2020 compared to $963.8 million for the third quarter of 2019, an increase of 9.2%. Earnings before income taxes were $140.3 million in the third quarter of 2020 compared to $51.7 million during the third quarter of 2019.
•Progressive Leasing reported revenues of $601.1 million in the third quarter of 2020, an increase of 13.7% over the third quarter of 2019. Progressive Leasing's revenue growth was primarily driven by strong customer payment activity, an increase in customer early buyouts and a 3.4% increase in invoice volume in the third quarter of 2020, compared to the same period in 2019. Invoice volume per active door increased 3.0% during the third quarter as compared to the prior year period.
•Progressive Leasing's earnings before income taxes increased to $103.8 million compared to $53.5 million during the third quarter of 2019, due mainly to improved portfolio performance resulting from more conservative customer decisioning, strong customer payment activity, which we believe was due in part to government stimulus payments and supplemental federal unemployment benefits, partially offset by an increase in customer early buyouts, which have a lower margin, quarter over quarter.
•Aaron's Business revenues increased to $441.0 million for the third quarter of 2020, compared to $426.3 million in the prior year period. The increase is primarily due to improved portfolio performance resulting from strong customer payments activity, which we believe was due in part to government stimulus payments and supplemental federal unemployment benefits, partially offset by the closure and consolidation of 85 company-operated stores during the 15-month period ended September 30, 2020. Same store revenues increased 7.3% during the third quarter of 2020 compared to the prior year period resulting from the strong customer payment activity as discussed above.
•Aaron's Business earnings before income taxes increased to $39.8 million during the third quarter of 2020 compared to $0.9 million in the prior year period primarily due to strong customer payment activity and lower lease merchandise write-offs. Earnings before income taxes during the three months ended September 30, 2020 includes restructuring charges of $4.0 million. Earnings before income taxes during the three months ended September 30, 2019 included restructuring charges of $5.5 million.
•The Company recorded a net income tax benefit of $79.3 million during the nine months ended September 30, 2020, which is primarily the result of losses before income taxes of $181.6 million and $35.5 million of net tax benefits generated by net operating loss carrybacks that the Company will be taking pursuant to the provisions of the CARES Act, as further discussed above.
•The Company generated cash from operating activities of $551.8 million for the nine months ended September 30, 2020 compared to $350.8 million for the comparable period in 2019. The increase in net cash from operating activities was primarily driven by strong customer payment activity, lower lease merchandise purchases by the Aaron's Business, and net income tax refunds of $19.4 million during 2020 compared to net income tax refunds of $5.5 million in the same period in 2019.

Invoice Volume. We believe that invoice volume is a key performance indicator of our Progressive Leasing segment. Invoice volume is defined as the retail price of lease merchandise acquired and then leased to customers during the period, net of returns. The following table presents total invoice volume for the Progressive Leasing segment:

For the Three Months Ended September 30 (Unaudited and In Thousands)	2020	2019
Progressive Leasing Invoice Volume	$435,275	$420,902
The 3.4% increase in invoice volume during the three months ended September 30, 2020 was driven by improving customer demand as retail partners rebounded from the COVID-related closures and/or disruptions that began towards the end of the first quarter of 2020 and, to a certain extent, continued throughout the second and third quarters of 2020, partially offset by shortages of available products at certain retailers, primarily in the appliance, electronics and furniture categories. Invoice volume per active door increased 3.0% over the prior year period.
Most of Progressive Leasing's retail partners reopened during the second quarter of 2020 under various operating models, such as reopening physical locations at full capacity, or at reduced capacity and/or with curbside customer transactions.
Active Doors. Progressive Leasing active doors are comprised of both (i) each retail store location where at least one virtual lease-to-own transaction has been completed during the trailing three-month period; and (ii) with respect to an e-commerce merchant, each state where at least one virtual lease-to-own transaction has been completed through that e-commerce merchant during the trailing three-month period. The following table presents active doors for the Progressive Leasing segment:

Active Doors at September 30 (Unaudited)	2020	2019
Progressive Leasing Active Doors	20,011	19,926
Same Store Revenues. We believe that changes in same store revenues are a key performance indicator of the Aaron's Business. For the three months ended September 30, 2020, we calculated this amount by comparing revenues for the three months ended September 30, 2020 to revenues for the comparable period in 2019 for all stores open for the entire 15-month period ended September 30, 2020, excluding stores that received lease agreements from other acquired, closed or merged stores. For the nine months ended September 30, 2020, we calculated this amount by comparing revenues for the nine months ended September 30, 2020 to revenues for the comparable period in 2019 for all stores open for the entire 24-month period ended September 30, 2020, excluding stores that received lease agreements from other acquired, closed or merged stores. Same store revenues increased 7.3% and 1.2% for the three and nine months ended September 30, 2020, respectively.
Seasonality
Our revenue mix is moderately seasonal for both our Progressive Leasing and Aaron's Business segments. Adjusting for growth, the first quarter of each year generally has higher revenues than any other quarter. This is primarily due to realizing the full benefit of business that historically gradually increases in the fourth quarter as a result of the holiday season, as well as the receipt by our customers in the first quarter of federal and state income tax refunds. Our customers will more frequently exercise the early purchase option on their existing lease agreements or purchase merchandise off the showroom floor during the first quarter of the year. We expect these trends to continue in future periods.
Due to the seasonality of our business and the uncertainty surrounding the impact of the COVID-19 pandemic, including the impacts of current and/or future governmental assistance or stimulus, results for any quarter are not necessarily indicative of the results that may be achieved for a full fiscal year.

Key Components of Earnings Before Income Taxes
In this management’s discussion and analysis section, we review our condensed consolidated results. For the three and nine months ended September 30, 2020 and the comparable prior year period, some of the key revenue, cost and expense items that affected earnings before income taxes were as follows:
Revenues. We separate our total revenues into six components: (i) lease revenues and fees; (ii) retail sales; (iii) non-retail sales; (iv) franchise royalties and fees; (v) interest and fees on loans receivable; and (vi) other. Lease revenues and fees primarily include all revenues derived from lease agreements at retail locations serviced by Progressive Leasing and the Aaron's Business company-operated stores and e-commerce platform. Lease revenues and fees are recorded net of a provision for uncollectible accounts receivable renewal payments. Retail sales represent sales of both new and returned lease merchandise from our company-operated stores. Non-retail sales primarily represent new merchandise sales to our franchisees. Franchise royalties and fees represent fees from the sale of franchise rights and royalty payments from franchisees, as well as other related income from our franchised stores. Interest and fees on loans receivable primarily represents merchant fees, finance charges and annual and other fees earned on loans originated by Vive. Other revenues primarily relate to revenues from leasing company-owned real estate properties to unrelated third parties, as well as other miscellaneous revenues.
Depreciation of Lease Merchandise. Depreciation of lease merchandise primarily reflects the expense associated with depreciating merchandise held for lease and leased to customers by Progressive Leasing and our Aaron's Business company-operated stores and through our e-commerce platform.
Retail Cost of Sales. Retail cost of sales represents the depreciated cost of merchandise sold through our company-operated stores.
Non-Retail Cost of Sales. Non-retail cost of sales primarily represents the cost of merchandise sold to our franchisees.
Operating Expenses. Operating expenses include personnel costs, occupancy costs (including rent expense, store maintenance and depreciation expense related to non-manufacturing facilities), provision for lease merchandise write-offs, shipping and handling, advertising and marketing, legal and professional expenses incurred related to the proposed separation of Aaron's Holdings Company, Inc. into two separate public companies, the provision for loan losses in our Vive segment, franchisee bad debt expense and provision for franchise loan guarantees, intangible asset amortization expense and professional services expense, among other expenses.
Restructuring Expenses, Net. Restructuring expenses, net primarily represent the cost of optimization efforts and cost reduction initiatives related to the Aaron’s Business store support center and field support functions. Restructuring expenses, net are comprised principally of closed store operating lease right-of-use asset impairment and operating lease charges, fixed asset impairment charges and workforce reductions.
Impairment of Goodwill. Impairment of goodwill is the full write-off of the goodwill balance at the Aaron's Business reporting unit. Refer to Note 1 of these condensed consolidated financial statements for further discussion of the interim goodwill impairment assessment and resulting impairment charge that was recorded in the first quarter of 2020.
Legal and Regulatory Expense, Net of Recoveries. Legal and regulatory expenses, net of recoveries consists of insurance reimbursements for legal costs incurred in connection with the $175.0 million payment to settle the Progressive Leasing FTC matter as discussed within Note 4 to these condensed consolidated financial statements. The related $179.3 million charge, which included $4.3 million of legal fees, was incurred during the fourth quarter of 2019.
Other Operating Income, Net. Other operating income, net consists of gains or losses on sales of company-operated stores and delivery vehicles, fair value adjustments on assets held for sale, gains or losses on other transactions involving property, plant and equipment, and gains related to property damage and business interruption insurance claim recoveries.
Interest Expense. Interest expense consists of interest incurred on the Company's fixed and variable rate debt.
Other Non-Operating Income (Expense), Net. Other non-operating income (expense), net includes the impact of foreign currency remeasurement, as well as gains and losses resulting from changes in the cash surrender value of Company-owned life insurance related to the Company’s deferred compensation plan.

Results of Operations – Three months ended September 30, 2020 and 2019

	Three Months Ended September 30,		Change
(In Thousands)	2020	2019	$	%
REVENUES:
Lease Revenues and Fees	$985,287	$906,776	$78,511	8.7%
Retail Sales	13,553	8,854	4,699	53.1
Non-Retail Sales	34,820	31,085	3,735	12.0
Franchise Royalties and Fees	8,079	8,087	(8)	(0.1)
Interest and Fees on Loans Receivable	10,233	8,687	1,546	17.8
Other	325	319	6	1.9
	1,052,297	963,808	88,489	9.2
COSTS AND EXPENSES:
Depreciation of Lease Merchandise	527,883	489,199	38,684	7.9
Retail Cost of Sales	7,793	5,742	2,051	35.7
Non-Retail Cost of Sales	29,109	24,913	4,196	16.8
Operating Expenses	342,896	383,264	(40,368)	(10.5)
Restructuring Expenses, Net	4,041	5,516	(1,475)	(26.7)
Legal and Regulatory Expense, Net of Recoveries	(835)	—	(835)	nmf
Other Operating Income, Net	(202)	(329)	127	38.6
	910,685	908,305	2,380	0.3
OPERATING PROFIT	141,612	55,503	86,109	nmf
Interest Income	141	360	(219)	(60.8)
Interest Expense	(1,973)	(3,991)	2,018	50.6
Other Non-Operating Income (Expense), Net	557	(207)	764	nmf
EARNINGS BEFORE INCOME TAXES	140,337	51,665	88,672	nmf
INCOME TAX EXPENSE	30,992	11,864	19,128	nmf
NET EARNINGS	$109,345	$39,801	$69,544	nmf
nmf—Calculation is not meaningful
Revenues
Information about our revenues by reportable segment is as follows:

	Three Months Ended September 30,		Change
(In Thousands)	2020	2019	$	%
REVENUES:
Progressive Leasing	$601,105	$528,850	$72,255	13.7%
Aaron's Business	440,959	426,271	14,688	3.4
Vive	10,233	8,687	1,546	17.8
Total Revenues from External Customers	$1,052,297	$963,808	$88,489	9.2%

The following table presents revenue by source and by segment for the three months ended September 30, 2020:

	Three Months Ended September 30, 2020
(In Thousands)	Progressive Leasing	Aaron's Business	Vive	Total
Lease Revenues and Fees	$601,105	$384,182	$—	$985,287
Retail Sales	—	13,553	—	13,553
Non-Retail Sales	—	34,820	—	34,820
Franchise Royalties and Fees	—	8,079	—	8,079
Interest and Fees on Loans Receivable	—	—	10,233	10,233
Other	—	325	—	325
Total Revenues	$601,105	$440,959	$10,233	$1,052,297
The following table presents revenue by source and by segment for the three months ended September 30, 2019:

	Three Months Ended September 30, 2019
(In Thousands)	Progressive Leasing	Aaron's Business	Vive	Total
Lease Revenues and Fees	$528,850	$377,926	$—	$906,776
Retail Sales	—	8,854	—	8,854
Non-Retail Sales	—	31,085	—	31,085
Franchise Royalties and Fees	—	8,087	—	8,087
Interest and Fees on Loans Receivable	—	—	8,687	8,687
Other	—	319	—	319
Total Revenues	$528,850	$426,271	$8,687	$963,808
Progressive Leasing. Progressive Leasing segment revenues increased primarily due to a 3.4% increase in invoice volume and higher customer collections, including an increase in early buyout activity, in the third quarter of 2020 as compared to the same period in 2019. The increase in collections activity was aided by government stimulus and unemployment benefits received by a significant portion of our customers during the pandemic.
As discussed above, the Progressive Leasing segment has experienced lower than originally anticipated invoice volumes since the COVID-19 pandemic began in March 2020, as a result of many of its retail partners fully or partially closing temporarily, or operating with reduced hours. Even though most of those retail partners reopened under various models during the second quarter of 2020 and remained reopened during the third quarter of 2020, Progressive Leasing may continue to experience lower than originally anticipated new lease originations as certain retailers are experiencing shortages of available products, primarily in the appliance, electronics and furniture categories.
Aaron's Business. Aaron's Business segment revenues increased during the three months ended September 30, 2020 due to a $6.3 million increase in lease revenues and fees, a $4.7 million increase in retail sales and a $3.7 million increase in non-retail sales. Aaron's Business e-commerce revenues were approximately 13% and 9% of Aaron's Business total lease revenues and fees during the three months ended September 30, 2020 and 2019, respectively.
The overall increase in the Aaron's Business segment revenue during the third quarter of 2020 compared to the same period in 2019 was primarily driven by strong customer collections activity, an increase in early buyouts and higher retail sales, all of which we believe were due in part to government stimulus payments and supplemental federal unemployment benefits received by a significant portion of our customers during the pandemic. Same store revenues, inclusive of lease revenues and fees and retail sales, increased 7.3% during the third quarter of 2020 as compared to the same period in 2019. These increases were partially offset by a decrease in lease revenues and fees and retail sales of $5.2 million related to the closure and consolidation of 100 company-operated stores during the 15-month period ended September 30, 2020.
The increase in non-retail sales is primarily due to higher product demand from franchisees as a result of government stimulus and unemployment benefits received by franchisee customers during the period, partially offset by a $1.8 million decrease related to the reduction of 49 franchised stores during the 15-month period ended September 30, 2020.

Operating Expenses
Information about certain significant components of operating expenses for the third quarter of 2020 as compared to the third quarter of 2019 is as follows:

	Three Months Ended September 30,		Change
(In Thousands)	2020	2019	$	%
Personnel Costs	$163,430	$165,199	$(1,769)	(1.1)%
Occupancy Costs	48,118	52,533	(4,415)	(8.4)
Provision for Lease Merchandise Write-Offs	21,885	68,928	(47,043)	(68.2)
Bad Debt Expense and Provision for Franchise Loan Guarantees	—	331	(331)	(100.0)
Shipping and Handling	16,261	17,592	(1,331)	(7.6)
Advertising	16,882	9,189	7,693	83.7
Provision for Loan Losses	7,611	6,068	1,543	25.4
Intangible Amortization	7,205	7,938	(733)	(9.2)
Professional Services	8,576	5,643	2,933	52.0
Separation Costs	8,274	—	8,274	nmf
Other Operating Expenses	44,654	49,843	(5,189)	(10.4)
Operating Expenses	$342,896	$383,264	$(40,368)	(10.5)%
nmf—Calculation is not meaningful
As a percentage of total revenues, operating expenses decreased to 32.6% for the third quarter of 2020 from 39.8% in the same period in 2019.
Personnel costs decreased primarily due to decreases driven by the closure and consolidation of 100 company-operated stores at the Aaron's Business segment during the 15-month period ended September 30, 2020 as well as labor cost reduction measures taken during 2020 in response to the COVID-19 pandemic. This was partially offset by approximately $12.9 million of incremental expense related to annual bonus and share-based award programs.
Occupancy costs decreased by $2.9 million at the Aaron's Business segment primarily due to the closure and consolidation of 100 company-operated stores during the 15-month period ended September 30, 2020.
The provision for lease merchandise write-offs as a percentage of lease revenues for the Progressive Leasing segment decreased to 2.1% for the third quarter of 2020 compared to 7.7% for the same period in 2019, which is primarily due to the continued strong performance of the lease portfolio resulting from more conservative decisioning and strong customer payment activity that we believe was aided by COVID-19 related government stimulus and supplemental unemployment benefits received by a significant portion of our customers during the pandemic. The provision for lease merchandise write-offs as a percentage of lease revenues for the Aaron's Business decreased to 2.4% in 2020 from 7.4% in 2019. This decrease was primarily driven by strong customer payment activity that we believe was aided by COVID-19 related government stimulus and supplemental unemployment benefits received by a significant portion of our customers during the pandemic and a decrease in promotional offerings, partially offset by an increasing mix of e-commerce as a percentage of revenues, which typically results in higher charge-off rates than in-store lease agreements.
Advertising expense increased by $7.7 million primarily due to a reduction in vendor marketing contributions.
Separation costs represent legal, accounting and personnel expenses incurred in conjunction with the Company's implementation of a holding company structure and the planned separation of the Aaron's Business segment from the Progressive Leasing and Vive segments, which will result in two separate public companies as discussed above.
Other Costs and Expenses
Depreciation of lease merchandise. As a percentage of total lease revenues and fees, depreciation of lease merchandise decreased to 53.6% from 53.9%. Progressive Leasing's depreciation of lease merchandise as a percentage of Progressive Leasing's lease revenues and fees decreased to 67.4% in 2020 compared to 68.3% in 2019, due to strong portfolio performance partially offset by an increase in customer early buyouts, which have a lower margin. Aaron's Business depreciation of lease merchandise as a percentage of Aaron's Business lease revenues and fees decreased to 31.9% in 2020 from 33.9% in the prior year due to the strong portfolio performance.
Retail cost of sales. Retail cost of sales as a percentage of retail sales decreased to 57.5% from 64.9% primarily due to a favorable mix shift to retail sales of new versus returned lease merchandise during 2020 as compared to 2019.

Non-retail cost of sales. Non-retail cost of sales as a percentage of non-retail sales increased to 83.6% from 80.1% primarily due to higher inventory purchase cost during 2020 as compared to 2019.
Restructuring expenses, net. We incurred restructuring expenses of $4.0 million for the three months ended September 30, 2020, which were primarily comprised of $1.1 million of operating lease right-of-use asset and fixed asset impairment charges for Aaron's Business stores identified for closure during the third quarter of 2020, $1.7 million of continuing variable maintenance charges and taxes incurred related to closed stores, $1.0 million of severance charges related to workforce reductions to better align the organization with current operations and its ongoing real estate repositioning and optimization strategy, and $0.2 million of other restructuring related charges.
Interest expense. Interest expense decreased to $2.0 million in 2020 from $4.0 million in 2019 due primarily to lower average interest rates on our revolving credit and term loan facility and a decrease in interest expense incurred on the lower outstanding remaining balance of the senior unsecured notes.
Other non-operating income (expense), net. Other non-operating income (expense), net includes the impact of foreign currency remeasurement, as well as gains or losses resulting from changes in the cash surrender value of Company-owned life insurance related to the Company's deferred compensation plan. Foreign exchange remeasurement losses and gains resulting from net changes in the value of the U.S. dollar against the Canadian dollar were not significant during the three months ended September 30, 2020 or 2019. The changes in the cash surrender value of Company-owned life insurance resulted in net gains of $0.5 million and $0.1 million in losses during the three months ended September 30, 2020 and 2019, respectively.
Earnings Before Income Taxes
Information about our earnings before income taxes by reportable segment is as follows:

	Three Months Ended September 30,		Change
(In Thousands)	2020	2019	$	%
EARNINGS BEFORE INCOME TAXES:
Progressive Leasing	$103,835	$53,473	$50,362	94.2%
Aaron's Business	39,808	932	38,876	nmf
Vive	(3,306)	(2,740)	(566)	(20.7)
Total Earnings Before Income Taxes	$140,337	$51,665	$88,672	171.6%
nmf—Calculation is not meaningful
The factors impacting the change in earnings before income taxes are discussed above.
Income Tax Expense
Income tax expense increased to $31.0 million for the three months ended September 30, 2020 compared to $11.9 million in the prior year comparable period due to an increase in earnings before income taxes, partially offset by a decrease in the effective tax rate to 22.1% in 2020 from 23.0% in 2019. The decrease in the effective tax rate for the third quarter of 2020 as compared to the prior year period is primarily due to the discrete income tax benefit of $3.7 million related to stock option exercises generated during the three months ended September 30, 2020.

Results of Operations – Nine months ended September 30, 2020 and 2019

	Nine Months Ended September 30,		Change
(In Thousands)	2020	2019	$	%
REVENUES:
Lease Revenues and Fees	$3,003,187	$2,758,498	$244,689	8.9%
Retail Sales	37,104	30,561	6,543	21.4
Non-Retail Sales	94,710	102,190	(7,480)	(7.3)
Franchise Royalties and Fees	18,168	25,899	(7,731)	(29.9)
Interest and Fees on Loans Receivable	29,555	25,943	3,612	13.9
Other	966	961	5	0.5
	3,183,690	2,944,052	239,638	8.1
COSTS AND EXPENSES:
Depreciation of Lease Merchandise	1,672,841	1,464,887	207,954	14.2
Retail Cost of Sales	23,720	20,025	3,695	18.5
Non-Retail Cost of Sales	82,006	83,057	(1,051)	(1.3)
Operating Expenses	1,099,716	1,154,056	(54,340)	(4.7)
Restructuring Expenses, Net	33,318	37,535	(4,217)	(11.2)
Legal and Regulatory Expense, Net of Recoveries	(835)	—	(835)	nmf
Impairment of Goodwill	446,893	—	446,893	nmf
Other Operating Income, Net	(128)	(4,712)	4,584	nmf
	3,357,531	2,754,848	602,683	21.9
OPERATING (LOSS) PROFIT	(173,841)	189,204	(363,045)	nmf
Interest Income	560	1,405	(845)	(60.1)
Interest Expense	(8,625)	(13,247)	4,622	34.9
Other Non-Operating Income, Net	327	1,430	(1,103)	(77.1)
(LOSS) EARNINGS BEFORE INCOME TAXES	(181,579)	178,792	(360,371)	nmf
INCOME TAX (BENEFIT) EXPENSE	(79,296)	40,263	(119,559)	nmf
NET (LOSS) EARNINGS	$(102,283)	$138,529	$(240,812)	nmf
nmf—Calculation is not meaningful

Revenues
Information about our revenues by reportable segment is as follows:

	Nine Months Ended September 30,		Change
(In Thousands)	2020	2019	$	%
REVENUES:
Progressive Leasing	$1,849,388	$1,568,584	$280,804	17.9%
Aaron's Business	1,304,747	1,349,525	(44,778)	(3.3)
Vive	29,555	25,943	3,612	13.9
Total Revenues from External Customers	$3,183,690	$2,944,052	$239,638	8.1%
The following table presents revenue by source and by segment for the nine months ended September 30, 2020:

	Nine Months Ended September 30, 2020
(In Thousands)	Progressive Leasing	Aaron's Business	Vive	Total
Lease Revenues and Fees	$1,849,388	$1,153,799	$—	$3,003,187
Retail Sales	—	37,104	—	37,104
Non-Retail Sales	—	94,710	—	94,710
Franchise Royalties and Fees	—	18,168	—	18,168
Interest and Fees on Loans Receivable	—	—	29,555	29,555
Other	—	966	—	966
Total Revenues	$1,849,388	$1,304,747	$29,555	$3,183,690
The following table presents revenue by source and by segment for the nine months ended September 30, 2019:

	Nine Months Ended September 30, 2019
(In Thousands)	Progressive Leasing	Aaron's Business	Vive	Total
Lease Revenues and Fees	$1,568,584	$1,189,914	$—	$2,758,498
Retail Sales	—	30,561	—	30,561
Non-Retail Sales	—	102,190	—	102,190
Franchise Royalties and Fees	—	25,899	—	25,899
Interest and Fees on Loans Receivable	—	—	25,943	25,943
Other	—	961	—	961
Total Revenues	$1,568,584	$1,349,525	$25,943	$2,944,052
Progressive Leasing. Progressive Leasing segment revenues increased primarily due to a 4.8% increase in invoice volume and higher customer collections, including an increase in customer early buyouts, during the first nine months of 2020 compared to the same prior year period. We believe the higher collections activity was driven in part by government stimulus payments and supplemental federal unemployment benefits received by a significant portion of Progressive Leasing's customers during the pandemic.
The Progressive Leasing segment has experienced lower than anticipated invoice volumes since the COVID-19 pandemic began in March 2020, as a result of many of its retail partners fully or partially closing temporarily or operating with reduced hours. Even though most of those retail partners reopened under various models during the second quarter of 2020 and remained reopened during the third quarter of 2020, Progressive Leasing may experience lower than originally anticipated new lease originations as certain retailers are experiencing shortages of available products, primarily in the appliance, electronics and furniture categories.
Aaron's Business. Aaron's Business segment revenues decreased during the nine months ended September 30, 2020 due to a $36.1 million decrease in lease revenues and fees, a $7.5 million decrease in non-retail sales and a $7.7 million decrease in franchise royalties and fees. Aaron's Business e-commerce revenues were approximately 12% and 9% of Aaron's Business total lease revenues and fees during the nine months ended September 30, 2020 and 2019, respectively.

Lease revenues and fees decreased during the nine months ended September 30, 2020 primarily due to a decrease of $44.6 million of lease revenues and fees related to the reduction of 251 stores during 2019 and the first nine months of 2020 partially offset by a 1.2% increase in same store revenues, inclusive of lease revenues and fees and retail sales, during the 24-month period ended September 30, 2020. The increase in same store revenues was driven by strong customer collections activity, an increase in early buyouts and higher retail sales, all of which we believe were due in part to government stimulus payments and supplemental federal unemployment benefits received by a significant portion of the customers of the Aaron's Business during the pandemic.
The decrease in non-retail sales is primarily due to an $8.2 million decrease in non-retail sales related to the reduction of 69 franchised stores throughout 2019 and first nine months of 2020. Franchise royalties and fees decreased by $4.7 million as a result of the temporary royalty fee abatement offered by the Company from March 2020 through May 16, 2020 in response to the pandemic.
In March 2020, the Company voluntarily closed the showrooms for all of its company-operated Aaron’s Business stores, and moved to an e-commerce and curbside only service model, to protect the health and safety of the Aaron’s Business customers and associates, while continuing to provide our customers with the essential products they need such as refrigerators, freezers, mattresses and computers. Since that time, we have reopened nearly all of our Aaron's Business store showrooms. Any such closures or restrictions in future periods may have an unfavorable impact on the revenues and earnings of the Aaron’s Business in future periods, including during 2020, and also may have an unfavorable impact on the Company’s liquidity, as discussed below in the "Liquidity and Capital Resources" section.
Operating Expenses
Information about certain significant components of operating expenses is as follows:

	Nine Months Ended September 30,		Change
(In Thousands)	2020	2019	$	%
Personnel Costs	$484,644	$505,289	$(20,645)	(4.1)%
Occupancy Costs	142,965	155,150	(12,185)	(7.9)
Provision for Lease Merchandise Write-Offs	151,924	186,922	(34,998)	(18.7)
Bad Debt Expense and Provision for Franchise Loan Guarantees	3,079	3,195	(116)	(3.6)
Shipping and Handling	48,099	56,121	(8,022)	(14.3)
Advertising	37,014	39,366	(2,352)	(6.0)
Provision for Loan Losses	23,761	15,291	8,470	55.4
Intangible Amortization	21,811	27,797	(5,986)	(21.5)
Professional Services	42,338	24,864	17,474	70.3
Separation Costs	10,796	—	10,796	nmf
Other Operating Expenses	133,285	140,061	(6,776)	(4.8)
Operating Expenses	$1,099,716	$1,154,056	$(54,340)	(4.7)%
nmf—Calculation is not meaningful
As a percentage of total revenues, operating expenses decreased to 34.5% in the nine months ended September 30, 2020 from 39.2% in the same period in 2019.
Personnel costs decreased primarily due to a $28.5 million decrease at our Aaron's Business segment, partially offset by a $8.9 million increase at our Progressive Leasing segment. The decrease at the Aaron's Business segment was primarily driven by the reduction of store support center and field support staff as part of our restructuring programs in 2019 and 2020. The reduction in Aaron's Business personnel costs is also reflective of cost cutting measures taken in response to the COVID-19 pandemic, including furloughing or terminating associates, as well as instituting temporary salary reductions for executive officers. The increase in personnel costs at our Progressive Leasing segment was primarily driven by personnel additions in selected areas due to the growth of the business, partially offset by similar cost cutting measures taken by Progressive during the second quarter of 2020.
Occupancy costs decreased primarily due to a $10.5 million decrease resulting from the closure and consolidation of 255 stores during the 24 month period ending September 30, 2020 as part of our restructuring actions, and also due to the favorable impact of various rent concessions that were negotiated with landlords of company-operated Aaron's Business stores in response to the economic uncertainty caused by the COVID-19 pandemic.

The provision for lease merchandise write-offs as a percentage of lease revenues for the Progressive Leasing segment was 5.6% for the nine-month period ended September 30, 2020 and 7.4% for the same period in 2019. This decrease was driven by strong performance of the lease portfolio resulting from more conservative decisioning and strong customer payment activity, partially offset by an incremental provision of $11.7 million recognized due to potential adverse impacts of the COVID-19 pandemic. The provision for lease merchandise write-offs as a percentage of lease revenues for the Aaron's Business decreased to 4.1% for the nine-month period ended September 30, 2020 from 5.9% in the same period in 2019. This decrease was primarily driven by strong customer payment activity and a decrease in promotional offerings, partially offset by an incremental provision of $2.5 million recognized due to potential adverse impacts of the COVID-19 pandemic and an increasing mix of e-commerce as a percentage of revenues, which typically results in higher charge-off rates than in-store lease agreements.
Shipping and handling costs decreased primarily due to a 15% decrease in deliveries during the first nine months of 2020 compared to the same period in 2019 resulting from the temporary closure of all Aaron's Business store showrooms beginning in March 2020.
Advertising expense decreased during the nine months ended September 30, 2020 primarily due to a significant reduction in marketing initiatives as a result of the Company's cost cutting measures in response to the COVID-19 pandemic.
The provision for loan losses increased primarily due to an incremental allowance of $8.1 million for the forecasted adverse macroeconomic conditions stemming primarily from the COVID-19 pandemic, including higher unemployment rates and market volatility, which were used in estimating our allowance for loan losses as of September 30, 2020. The Company adopted CECL during the first quarter of 2020, which requires entities to consider forecasted macroeconomic conditions in determining their allowance for loan losses.
Intangible amortization expense decreased due to a reduction in intangible assets as such assets became fully amortized.
Professional services increased primarily due to an Aaron's Business early termination fee of $14.1 million for a sales and marketing agreement.
Separation costs represent legal, accounting and personnel expenses incurred in conjunction with the Company's implementation of a holding company structure and the planned separation and distribution of the Aaron's Business segment from the Progressive Leasing and Vive segments, which will result in two separate public companies as discussed above.
Other Costs and Expenses
Depreciation of lease merchandise. As a percentage of total lease revenues and fees, depreciation of lease merchandise increased to 55.7% for the nine-month period ended September 30, 2020 from 53.1% in the prior year period, primarily due to a shift in lease merchandise mix from the Aaron's Business to Progressive Leasing, which is consistent with the increasing proportion of Progressive Leasing's revenue to total lease revenue. Progressive Leasing generally experiences higher depreciation as a percentage of lease revenues because, among other factors, its merchandise has a shorter average life on lease, a higher rate of customer early buyouts, and the merchandise is generally purchased at retail prices compared to the Aaron's Business, which procures merchandise at wholesale prices. Progressive Leasing's depreciation of lease merchandise as a percentage of Progressive Leasing's lease revenues and fees increased to 69.7% in the nine-month period ended September 30, 2020 compared to 68.0% for the same period in 2019, due to a significant increase in customer early buyouts, which have a lower margin. Aaron's Business depreciation of lease merchandise as a percentage of Aaron's Business lease revenues and fees decreased to 33.2% in the nine-month period ended September 30, 2020 from 33.5% in the prior year period, primarily due to strong portfolio performance.
Retail cost of sales. Retail cost of sales as a percentage of retail sales decreased to 63.9% from 65.5% primarily due to a favorable mix shift to retail sales of new versus returned lease merchandise during 2020 as compared to 2019.
Non-retail cost of sales. Non-retail cost of sales as a percentage of non-retail sales increased to 86.6% from 81.3% primarily due to higher inventory purchase cost during the nine-month period ended September 30, 2020 as compared to the same period in 2019.
Restructuring expenses, net. We incurred restructuring expenses of $33.3 million for the nine months ended September 30, 2020, which were primarily comprised of $22.7 million of operating lease right-of-use asset and fixed asset impairment for Aaron's Business stores identified for closure during the first nine months of 2020, $4.3 million of continuing variable maintenance charges and taxes incurred related to closed stores, $5.7 million of severance charges related to workforce reductions and $0.6 million of other restructuring related charges.
Impairment of goodwill. During the first quarter of 2020, the Company recorded a loss of $446.9 million within the Aaron's Business segment to fully write-off its goodwill balance. Refer to Note 1 of these condensed consolidated financial statements for further discussion of the interim goodwill impairment assessment and resulting impairment charge.

Other operating expense (income), net. Other operating expense (income), net consists of gains or losses on sales of company-operated stores and delivery vehicles, fair value adjustments on assets held for sale, gains or losses on other transactions involving property, plant and equipment, and gains related to property damage and business interruption insurance claim recoveries. Other operating expense was not significant during the nine months ended September 30, 2020. Other operating income during the nine months ended September 30, 2019 included a $4.5 million gain on insurance recoveries related to payments received from insurance carriers for Hurricanes Harvey and Irma claims in excess of the related property insurance receivables.
Interest expense. Interest expense decreased to $8.6 million for the nine months ended September 30, 2020 from $13.2 million in 2019 due primarily to lower average interest rates on our revolving credit and term loan facility and a decrease in interest expense incurred on the lower outstanding balance of the senior unsecured notes.
Other non-operating income, net. Other non-operating income, net includes the impact of foreign currency remeasurement, as well as gains or losses resulting from changes in the cash surrender value of Company-owned life insurance related to the Company's deferred compensation plan. Foreign exchange remeasurement gains and losses were not significant during the nine months ended September 30, 2020 or 2019. The changes in the cash surrender value of Company-owned life insurance resulted in net losses of $0.4 million during the nine months ended September 30, 2020 and net gains of $1.5 million during the nine months ended September 30, 2019.
(Loss) Earnings Before Income Taxes
Information about our (loss) earnings before income taxes by reportable segment is as follows:

	Nine Months Ended September 30,		Change
(In Thousands)	2020	2019	$	%
(LOSS) EARNINGS BEFORE INCOME TAXES:
Progressive Leasing	$222,636	$167,267	$55,369	33.1%
Aaron's Business	(393,540)	18,658	(412,198)	nmf
Vive	(10,675)	(7,133)	(3,542)	(49.7)
Total (Loss) Earnings Before Income Taxes	$(181,579)	$178,792	$(360,371)	nmf
nmf—Calculation is not meaningful
The factors impacting the change in (loss) earnings before income taxes are discussed above.
Income Tax Expense
The Company recorded a net income tax benefit of $79.3 million for the nine months ended September 30, 2020 compared to income tax expense of $40.3 million for the same period in 2019. The net income tax benefit recognized in 2020 was primarily the result of losses before income taxes of $181.6 million as well as discrete income tax benefits generated by the provisions of the CARES Act. The CARES Act, among other things, (i) waived the 80% taxable income limitation on the use of net operating losses which was previously set forth under the Tax Cuts and Jobs Act of 2017 and (ii) provided that net operating losses arising in a taxable year beginning after December 31, 2017 and before January 1, 2021 may be treated as a carryback to each of the five preceding taxable years. These CARES Act provisions resulted in $35.5 million of net tax benefits driven by the rate differential on the carryback of net operating losses previously recorded at 21% where the benefit is recognized at 35%. The effective tax rate increased to 43.7% in 2020 from 22.5% in 2019 due primarily to the impact of the discrete income tax benefits described above.

Overview of Financial Position
The major changes in the condensed consolidated balance sheet from December 31, 2019 to September 30, 2020 include:
•Cash and cash equivalents increased $412.4 million to $470.2 million at September 30, 2020. For additional information, refer to the "Liquidity and Capital Resources" section below.
•Lease merchandise decreased $247.8 million due to lower lease merchandise purchases at the Aaron's Business as a result of store closures and related initiatives in 2020 and a reduction in lease merchandise balances at Progressive Leasing due to an increase in customer early buyouts, which are seasonally higher in the first quarter and were higher than historical levels during the second and third quarters, which we believe was due in part to the impact of government stimulus measures in response to the COVID-19 pandemic.
•Operating lease right-of-use assets decreased $59.6 million due to impairment charges recorded in connection with restructuring actions at the Aaron's Business, as well as regularly scheduled amortization of right-of-use assets.
•Goodwill decreased to $291.4 million at September 30, 2020 due to an impairment charge of $446.9 million to recognize a full impairment of the goodwill within the Aaron's Business reporting unit during the first quarter of 2020. For additional information, refer to Note 1 to these condensed consolidated financial statements.
•Income tax receivable decreased $9.2 million due primarily to current tax expense, which results in a future tax payment obligation, partially offset by income tax payments made during the nine months ended September 30, 2020.
•Debt decreased $55.9 million due primarily to the scheduled April 2020 repayment of $60.0 million on the Company's outstanding senior unsecured notes, which was partially offset by additional borrowings of $5.6 million under the Company's term loan and revolving credit agreement in January 2020.
•Accrued regulatory expense decreased $175.0 million due to the April 27, 2020 payment of Progressive Leasing's agreed-upon settlement payment to the FTC. For additional information, refer to Note 4 to these condensed consolidated financial statements.
Liquidity and Capital Resources
Liquidity Considerations Related to the COVID-19 Pandemic
The Company intends to continue to closely monitor its liquidity position and capital requirements as the impacts of the pandemic on the economy and the Company’s businesses and financial position continue to unfold in the coming periods. The Company may experience a temporary decrease in its liquidity position in future periods due to the combination of: (i) a reduction in future revenue attributable to the decrease in the number of new customer lease agreements generated by the Progressive Leasing and Aaron’s Business segments during 2020 as a result of Progressive Leasing retail partner closures and/or reduced operations, temporary showroom closures at company-operated Aaron's Business stores, as well as the impact of supply chain disruptions resulting in shortages of available products at both Progressive Leasing retail partners and Aaron's Business stores; (ii) an increase in cash outflows at the Aaron's Business to purchase and manufacture inventory before there has been a meaningful increase in cash inflows derived from newly generated customer leases; (iii) as invoice volumes begin returning to normal levels for Progressive Leasing, the cash outflows for the purchase of inventory from its retailer partners will be required at the time of lease origination, while the associated cash inflows from customer lease payments will be received over time; and (iv) the various forms of payment deferment options we are providing our customers that are experiencing hardships.
General
Our ongoing primary capital requirements consist of buying merchandise for the operations of Progressive Leasing and the Aaron’s Business. As Progressive Leasing continues to grow, the need for additional lease merchandise is expected to remain our major capital requirement. Other capital requirements include (i) purchases of property, plant and equipment, including leasehold improvements for our new store concept and operating model; (ii) expenditures for acquisitions, including franchisee acquisitions; (iii) expenditures related to our corporate operating activities; (iv) personnel expenditures; (v) income tax payments; (vi) funding of loans receivable for Vive; and (vii) servicing our outstanding debt obligations. The Company has also historically paid quarterly cash dividends and periodically repurchases stock. Our capital requirements have been financed through:
•cash flows from operations;
•private debt offerings;
•bank debt; and

•stock offerings.
As discussed in Note 4 to the condensed consolidated financial statements, the Company had accrued $175.0 million related to Progressive Leasing's settlement of the FTC matter. Following the FTC's approval of that settlement on April 17, 2020, and the approval of the consent order related thereto by the United States District Court for the Northern District of Georgia on April 22, 2020, the Company made that payment to the FTC on April 27, 2020 with cash on hand.
In April 2020, the Company made its regularly scheduled principal payments of $60 million plus accrued interest on its outstanding senior unsecured notes and repaid in full the $300.0 million outstanding balance on its revolving credit facility. As of September 30, 2020, the Company had $470.2 million of cash and $486.2 million of availability under its revolving credit facility.
Cash Provided by Operating Activities
Cash provided by operating activities was $551.8 million and $350.8 million during the nine months ended September 30, 2020 and 2019, respectively. The $201.1 million increase in operating cash flows was primarily driven by (i) improved lease portfolio performance resulting from strong customer payments activity, (ii) lower lease merchandise purchases at the Aaron's Business and (iii) net income tax refunds of $19.4 million during the nine months ended September 30, 2020 compared to net income tax refunds of $5.5 million in the same period in 2019. Other changes in cash provided by operating activities are discussed above in our discussion of results for the nine months ended September 30, 2020.
Cash Used in Investing Activities
Cash used in investing activities was $72.6 million and $83.2 million during the nine months ended September 30, 2020 and 2019, respectively. The $10.6 million decrease in investing cash outflows was primarily due to $16.2 million lower cash outflows for purchases of property, plant and equipment and $10.0 million lower cash outflows for the acquisition of businesses and customer agreements, partially offset by $14.2 million higher net cash outflows for investments in Vive loans receivable in 2020 as compared to 2019.
Cash Used in Financing Activities
Cash used in financing activities was $66.8 million and $132.7 million during the nine months ended September 30, 2020 and 2019, respectively. The $65.9 million reduction in financing cash outflows was primarily due to a $39.4 million decrease in the Company's repurchases of outstanding common stock and a $22.4 million decrease in net repayments of debt in 2020 as compared to 2019.
Share Repurchases
We purchase our stock in the market from time to time as authorized by our Board of Directors. As of September 30, 2020, we have the authority to purchase additional shares up to our remaining authorization limit of $262.0 million.
Dividends
We have paid quarterly cash dividends for 33 consecutive years. At its November 2019 meeting, our board of directors increased the quarterly dividend to $0.04 per share from $0.035 per share, representing the Company's 17th consecutive annual increase. Aggregate dividend payments for the nine months ended September 30, 2020 were $8.0 million. Following the separation of Aaron's Holdings Company, Inc. and Aaron's SpinCo, the timing, amount, and payment of future dividends to shareholders will fall within the discretion of each company's respective Board of Directors.
Debt Financing
As of September 30, 2020, $225.0 million in term loan borrowings were outstanding under the revolving credit and term loan agreement that matures on January 21, 2025. The total available credit under our revolving credit facility as of September 30, 2020 was $486.2 million. The revolving credit and term loan agreement includes an uncommitted incremental facility increase option (an "accordion facility") which, subject to certain terms and conditions, permits the Company at any time prior to the maturity date to request an increase in extensions of credit available thereunder by an aggregate additional principal amount of up to $250.0 million.
As of September 30, 2020, the Company had outstanding $60.0 million in aggregate principal amount of senior unsecured notes issued in a private placement. The notes bear interest at the rate of 4.75% per year and mature on April 14, 2021. Quarterly payments of interest commenced July 14, 2014, and annual principal payments of $60.0 million commenced April 14, 2017. In April 2020, the Company made its regularly scheduled principal payments of $60 million plus accrued interest on its outstanding senior unsecured notes.

Our revolving credit and term loan agreement contains certain financial covenants, which include requirements that the Company maintain ratios of (i) adjusted EBITDA plus lease expense to fixed charges of no less than 2.50:1.00 and (ii) total debt to adjusted EBITDA of no greater than 3.00:1.00. In each case, adjusted EBITDA refers to the Company’s consolidated net income before interest and tax expense, depreciation (other than lease merchandise depreciation), amortization expense, and other cash and non-cash charges. If we fail to comply with these covenants, we will be in default under these agreements, and all amounts could become due immediately. We are in compliance with all of these covenants at September 30, 2020 and believe that we will continue to be in compliance in the future. However, given the uncertainties associated with the COVID-19 pandemic's impact on our operations and financial performance in future periods, there can be no assurances that we will not be required to seek amendments or modifications to one or more of the covenants in our debt agreements and/or waivers of potential or actual defaults of those covenants.
Commitments
Income Taxes
During the nine months ended September 30, 2020, we received net tax refunds of $19.4 million. Within the next three months, we anticipate we will make $24.0 million in estimated tax payments for U.S. federal income taxes and $7.0 million for state income taxes. The CARES Act, which was enacted on March 27, 2020, includes several tax relief options for companies, including a five-year net operating loss carryback. The Company has elected to carryback its 2018 net operating losses of $242.2 million to 2013, thus generating a federal income tax refund of $84.4 million, which we received in July 2020. Vive filed a separate federal return from Aaron's, Inc. and has elected to carryback its 2018 net operating loss of $5.4 million to 2013, thus generating an anticipated federal income tax refund of $1.8 million in 2020. Furthermore, the Company estimates it will receive $4.5 million in federal income tax refunds during the year ended December 31, 2021, which includes the $1.7 million estimated refund related to Vive's 2019 estimated net operating loss carryback. Refer to "CARES Act Considerations" for further discussion of tax relief options under the CARES Act.
The Tax Act, which was enacted in December 2017, provides for 100% expense deduction of certain qualified depreciable assets, including lease merchandise inventory, purchased by the Company after September 27, 2017 (but would be phased down starting in 2023). Because of our sales and lease ownership model, in which the Company remains the owner of merchandise on lease, we benefit more from bonus depreciation, relatively, than traditional furniture, electronics and appliance retailers.
We estimate the deferred tax liability associated with bonus depreciation from the Tax Act and the prior tax legislation is approximately $321.0 million as of December 31, 2019, of which approximately 88% is expected to reverse as a deferred income tax benefit in 2020 and most of the remainder during 2021. These amounts exclude bonus depreciation the Company will receive on qualifying expenditures after December 31, 2019.
Franchise Loan Guarantee
We have guaranteed the borrowings of certain independent franchisees under a franchise loan agreement with one of the banks that is a party to our Credit Agreement, under which the maximum facility commitment amount under the franchisee loan program was $25.0 million as of September 30, 2020. At September 30, 2020, the total amount that we might be obligated to repay in the event franchisees defaulted was $18.6 million, which would be due in full within 75 days of the event of default. However, due to franchisee borrowing limits, we believe any losses associated with defaults would be substantially mitigated through recovery of lease merchandise and other assets. Since the inception of the franchise loan program in 1994, the Company's losses associated with the program have been immaterial. However, due to the uncertainty related to the impact of the COVID-19 pandemic and possible related governmental measures to control the pandemic, there can be no assurance that the Company will not incur future losses on outstanding franchisee borrowings under the franchise loan facility in the event of defaults or impending defaults by franchisees. The Company records a liability related to estimated future losses from repaying the franchisees' outstanding debt obligations upon any possible future events of default, which is included in accounts payable and accrued expenses in the condensed consolidated balance sheets. That liability was $2.4 million and $0.4 million as of September 30, 2020 and December 31, 2019, respectively.

Contractual Obligations and Commitments
As part of our ongoing operations, we enter into various arrangements that obligate us to make future payments, including debt agreements, operating leases, and other purchase obligations. The future cash commitments owed under these arrangements generally fluctuate in the normal course of business as we, for example, borrow on or pay down our revolving lines of credit, make scheduled payments on other debt, leases or purchase obligations and renegotiate arrangements or enter into new arrangements. Other than the $300.0 million temporary draw on the Company's revolving credit facility, which was repaid by the Company on April 30, 2020, and the $175.0 million payment to the FTC for settlement of the Progressive Leasing FTC matters as described within the "Liquidity and Capital Resources" section above, there were no material changes outside the normal course of business in our material cash commitments and contractual obligations from those reported in our Annual Report on Form 10-K for the year ended December 31, 2019.
Unfunded Lending Commitments
The Company, through its Vive business, has unconditionally cancellable unfunded lending commitments totaling approximately $248.6 million and $225.0 million as of September 30, 2020 and December 31, 2019, respectively, that do not give rise to revenues and cash flows. These unfunded commitments arise in the ordinary course of business from credit card agreements with individual cardholders that give them the ability to borrow, against unused amounts, up to the maximum credit limit assigned to their account. While these unfunded amounts represent the total available unused lines of credit, the Company does not anticipate that all cardholders will utilize their entire available line at any given point in time. Commitments to extend unsecured credit are agreements to lend to a cardholder so long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.
Critical Accounting Policies
Refer to the 2019 Annual Report. Accounting policies herein have also been updated as applicable to describe the impacts of the COVID-19 pandemic.
Recent Accounting Pronouncements
Refer to Note 1 to the condensed consolidated financial statements for a discussion of recently issued accounting pronouncements, including pronouncements that were adopted in the current year.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As of September 30, 2020, we had $60.0 million of senior unsecured notes outstanding at a fixed rate of 4.75%. Amounts outstanding under our unsecured revolving credit and term loan agreement as of September 30, 2020 consisted of $225.0 million in term loans. Borrowings under the revolving credit and term loan agreement are indexed to the LIBOR rate or the prime rate, which exposes us to the risk of increased interest costs if interest rates rise. Based on the Company’s variable-rate debt outstanding as of September 30, 2020, a hypothetical 1.0% increase or decrease in interest rates would increase or decrease interest expense by approximately $2.3 million on an annualized basis.
We do not use any significant market risk sensitive instruments to hedge commodity, foreign currency or other risks, and hold no market risk sensitive instruments for trading or speculative purposes.

ITEM 4.CONTROLS AND PROCEDURES
Disclosure Controls and Procedures.
An evaluation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, was carried out by management, with the participation of the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), as of the end of the period covered by this Quarterly Report on Form 10-Q.
This evaluation is performed to determine if our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms. No system of controls, no matter how well designed and operated, can provide absolute assurance that the objectives of the system of controls are met, and no evaluation of controls can provide absolute assurance that the system of controls has operated effectively in all cases. Our disclosure controls and procedures, however, are designed to provide reasonable assurance that the objectives of disclosure controls and procedures are met.
Based on management’s evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of the date of the evaluation to provide reasonable assurance that the objectives of disclosure controls and procedures are met.
Changes in Internal Control Over Financial Reporting.
There were no changes in the Company’s internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, during the nine months ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION
ITEM 1.LEGAL PROCEEDINGS
From time to time, we are party to various legal proceedings arising in the ordinary course of business. While any proceeding contains an element of uncertainty, we do not currently believe that any of the outstanding legal proceedings to which we are a party will have a material adverse impact on our business, financial position or results of operations. However, an adverse resolution of a number of these items may have a material adverse impact on our business, financial position or results of operations. For further information, see Note 4 to the condensed consolidated financial statements, which discussion is incorporated herein by reference.
ITEM 1A.RISK FACTORS
The Company does not have any updates to its risk factors disclosure from that previously reported in the 2019 Annual Report and in its Quarterly Report on Form 10-Q for the three months ended March 31, 2020.
ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table presents our share repurchase activity for the three months ended September 30, 2020:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs [1]
July 1, 2020 through July 31, 2020	—	—	—	$262,010,238
August 1, 2020 through August 31, 2020	—	—	—	262,010,238
September 1, 2020 through September 30, 2020	—	—	—	262,010,238
Total	—		—
1Share repurchases are conducted under authorizations made from time to time by the Company’s Board of Directors. The most recent authorization, which replaced our previous repurchase program, was publicly announced on February 15, 2018 and authorized the repurchase of shares up to a maximum amount of $500 million. Subject to the terms of the Board's authorization and applicable law, repurchases may be made at such times and in such amounts as the Company deems appropriate. Repurchases may be discontinued at any time.
ITEM 3.DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.MINE SAFETY DISCLOSURES
None.
ITEM 5.OTHER INFORMATION
None.

ITEM 6.EXHIBITS

EXHIBIT NO.	DESCRIPTION OF EXHIBIT

10.1*	Amendment to the Amended and Restated Executive Severance Pay Plan of Aaron’s Holdings Company, Inc., effective July 9, 2020.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from this Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in Inline XBRL (included in Exhibit 101)

*Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of l934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AARON’S HOLDINGS COMPANY, INC.
(Registrant)

Date:	October 29, 2020	By:	/s/ C. Kelly Wall
C. Kelly Wall
Interim Chief Financial Officer
(Principal Financial Officer)

Date:	October 29, 2020	By:	/s/ Robert P. Sinclair, Jr.
Robert P. Sinclair, Jr.
Vice President,
Corporate Controller
(Principal Accounting Officer)