Form 10-K
period 2020-12-31
PROG Holdings, Inc.
filed 2021-02-26
CIK 1808834

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from                  to
Commission file Number. 1-39628

 PROG HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Georgia			85-2484385
(State or other jurisdiction of incorporation or organization)			(I. R. S. Employer Identification No.)

256 W. Data Drive	Draper,	Utah	84020-2315
(Address of principal executive offices)			(Zip Code)
Registrant’s telephone number, including area code: (385) 351-1369
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.50 Par Value	PRG	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☒	Accelerated Filer	☐

Non-Accelerated Filer	☐	Smaller Reporting Company	☐

Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act			☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2020 was $1,919,460,479 based on the closing price on that date as reported by the New York Stock Exchange. Solely for the purpose of this calculation and for no other purpose, the non-affiliates of the registrant are assumed to be all shareholders of the registrant other than (i) directors of the registrant, (ii) executive officers of the registrant, and (iii) any shareholder that beneficially owns 10% or more of the registrant’s common shares.
As of February 23, 2021, there were 67,727,278 shares of the Company’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for the 2021 annual meeting of shareholders, to be filed subsequently with the Securities and Exchange Commission, or SEC, pursuant to Regulation 14A, are incorporated by reference into Part III of this Annual Report on Form 10-K.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Form 10-K”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements that involve expectations, plans or intentions, such as those relating to management strategies, future business, future results of operations or financial condition, mergers or acquisitions, and capital allocation. Additionally, our forward-looking statements include expectations related to the spin-off of our former Aaron’s Business segment (which was completed on November 30, 2020) as well as anticipated impacts of the COVID-19 pandemic. These forward-looking statements can be identified by words such as “may,” “will,” “would,” “should,” “could,” “expect,” “anticipate,” “believe,” “estimate,” “intend,” “strategy,” “future,” “opportunity,” “plan,” “project,” “forecast,” and other similar expressions. These forward-looking statements involve risks and uncertainties that could cause our actual results and financial condition to differ materially from those expressed or implied in our forward-looking statements. Such risks and uncertainties include, among others, those discussed in “Item 1A. Risk Factors” of this Form 10-K, as well as in our consolidated financial statements, related notes, and the other information appearing in this Form 10-K and our other filings with the Securities and Exchange Commission (the “SEC”). We do not intend, and undertake no obligation except as required by law, to update any of our forward-looking statements after the date of this Form 10-K to reflect actual results or future events or circumstances. Given these risks and uncertainties, you are cautioned not to place undue reliance on such forward-looking statements. You should read the information in this Form 10-K in conjunction with the audited consolidated financial statements and the related notes that are included in this Form 10-K.

PART I
ITEM 1. BUSINESS
Unless otherwise indicated or unless the context otherwise requires, all references in this Annual Report on Form 10-K to the "Company," "we," "us," "our" and similar expressions are references to PROG Holdings, Inc. ("PROG Holdings") and its consolidated subsidiaries.
Overview
PROG Holdings is a financial technology holding company based in Salt Lake City, Utah. We have two operating segments: (i) Progressive Leasing, which offers lease-to-own transactions primarily to credit-challenged consumers, through point-of-sale and e-commerce retail partners, via in-store, mobile and online solutions; and (ii) Vive Financial ("Vive"), which provides customers who may not qualify for traditional prime lending with a variety of second-look, revolving credit products, through private label and Vive-branded credit cards. Our Progressive Leasing segment provides consumers with lease-purchase solutions for merchandise, including furniture, appliances, electronics, jewelry, mobile phones and accessories, mattresses, and automobile electronics and accessories from leading traditional and e-commerce retailers (whom we refer to as our point-of-sale partners or "POS partners"). Progressive Leasing purchases from its POS partners the merchandise desired by customers and, in turn, leases the merchandise to the customers through a lease-to-own transaction. Progressive Leasing's technology-based, proprietary decisioning platform offers prompt lease decisioning at the point-of-sale and is integrated with both traditional and e-commerce POS partners. Progressive Leasing provides customers with transparent and competitive lease payment options along with flexible terms, intended to help customers achieve merchandise ownership, including through low initial payments and early buyout options. Approximately 46% of the leases executed during the year ended December 31, 2020 were with repeat customers, which we believe demonstrates a high level of satisfaction. The lease-to-own transactions also benefit Progressive Leasing's POS partners by generating incremental sales with credit-challenged consumers, who typically would not have qualified for financing offers traditionally provided by these retailers. Progressive Leasing has funded over 10 million leases since its inception in 1999.
On November 30, 2020, PROG Holdings (previously Aaron's Holdings Company, Inc.) completed the separation of its Aaron's Business segment from its Progressive Leasing and Vive segments. The separation was effected through a tax-free distribution of all outstanding shares of common stock of The Aaron's Company, Inc. (referred to herein as "The Aaron's Company") to PROG Holdings shareholders of record as of the close of business on November 27, 2020 (referred to as the "separation and distribution transaction"). Through that distribution, shareholders of PROG Holdings received one share of The Aaron's Company for every two shares of PROG Holdings common stock. Upon completion of the separation and distribution transaction on November 30, 2020, The Aaron's Company became an independent, publicly traded company under the symbol "AAN" on the New York Stock Exchange, while PROG Holdings continued to be listed on the New York Stock Exchange under the new symbol "PRG".

Strategy
Our strategy to drive growth in our business, which we believe positions us for success over the long-term, includes the following:

•Grow gross merchandise volume ("GMV") with existing and new POS partners - We plan to grow GMV through strategic collaboration and marketing efforts with our POS partners. We remain focused on converting our existing pipeline of retailers into new POS partners. Our ability to maintain and strengthen new and existing relationships, including addressing the changing needs of our POS partners, is critical to the long-term growth of our business.
•Invest in technology that simplifies and improves the customer experience - We are investing in technology platforms that promote customer engagement and simplify the lease application, origination and servicing experience. We are committed to providing our customers with greater choice and flexibility in how and where they choose to shop. We are expanding and innovating our e-commerce capabilities to benefit existing and new POS partners and customers.
•Leverage our large database to drive repeat business - We are leveraging our database of over 10 million leases to offer current and previous customers with products and solutions that meet their needs.
•Broaden our product ecosystem through research and development ("R&D") efforts and strategic acquisitions - We plan to expand our products through internal R&D efforts and potential strategic acquisitions.
•Employ direct-to-consumer marketing to drive shoppers in-store and online - We plan to continue expanding our direct-to-consumer marketing efforts to attract new customers and drive more GMV through our POS partners.
Operating Segments
As of December 31, 2020, the Company has two operating and reportable segments: Progressive Leasing and Vive, which is consistent with the current organizational structure and how the chief operating decision maker regularly reviews results to analyze performance and allocate resources.
The operating results of our two reportable segments may be found in (i) Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and (ii) Item 8. Financial Statements and Supplementary Data.

Progressive Leasing
Progressive Leasing partners with traditional and e-commerce retailers, primarily in the furniture, appliances, electronics, jewelry, mobile phones and accessories, mattresses, and automobile electronics and accessories markets to offer a lease-purchase solution for customers who may not have access to traditional credit-based financing options. It does so by offering leases with monthly, semi-monthly, bi-weekly, and weekly payment terms.
Established in 1999, Progressive Leasing is a leader in the expanding lease-to-own market. Progressive Leasing offers a proprietary, technology-based application and approval process that does not require its employees to be staffed in its POS partners' stores. Once a customer has selected their merchandise and is approved, Progressive Leasing purchases the merchandise from the POS partner and enters into a lease-to-own transaction with the customer. The lease agreement provides the customer flexibility through multiple ownership alternatives, including the ability to exercise early purchase options. Progressive Leasing provides lease-purchase solutions through approximately 25,000 POS partner locations and e-commerce websites in 45 states and the District of Columbia, and operates under federal regulatory agency oversight, including the Federal Trade Commission ("FTC"), as well as state-and-District of Columbia-specific regulations.
Vive
Vive primarily serves customers that may not qualify for traditional prime lending offers who desire to purchase goods and services from participating merchants. Vive offers customized programs, with services that include revolving loans through private label and Vive-branded credit cards. Vive's current network of over 3,000 point-of-sale partner locations and e-commerce websites includes furniture, mattresses, fitness equipment, and home improvement retailers, as well as medical and dental service providers. The Company believes the Vive product offerings are complementary to those of Progressive Leasing and allow Progressive Leasing to expand into the markets and POS partners that Vive serves.
Vive extends or declines credit to an applicant through third-party bank partners based upon the applicant's credit profile. Vive's bank partners originate the loan by providing financing to our POS partner at the point-of-sale and acquire the receivables at a discount from the loan face value. Vive then acquires the receivable from the bank and services the account.
Qualifying customers receive a credit card to finance their initial purchase and to use in subsequent purchases at the POS partner or other participating partners and Vive will renew the account if the customer remains active and in good standing. The customer is required to make minimum monthly payments and may pay certain annual and other periodic fees.
Operations
Operating Strategy
The Company's operating strategy is based on distinguishing our Progressive Leasing and Vive brands from those of our competitors, along with maximizing our operational efficiencies. Our Progressive Leasing and Vive operating strategies are based on providing excellent service to their POS partners and customers, along with continued development and enhancement of technology-based solutions. We believe this strategy will allow us to grow and generate incremental sales for our POS partners, while realizing operating efficiencies with scale. Progressive Leasing's ability to service its POS partners with limited labor costs allows us to offer lease-purchase solutions that are lower than other options available to our customers.
Lease Agreement Customer Experience
The following summarizes the Progressive Leasing customer experience:

Lease Agreement Decisioning Process
Progressive Leasing uses proprietary decisioning algorithms to determine which applicants meet our leasing qualifications and the lease amount for which customers are approved. The decisioning data set contains over 10 million leases with mature lease performance data and other information provided from third party sources. Progressive Leasing's proprietary algorithms utilize the application, customer history, known fraud attributes, retailer/vertical performance and other information in the decision process. In 2020, 97% of lease decisions were completely automated, with a median decision time of 5.7 seconds.
Lease Agreement Renewal and Collection
The customer has the option to acquire ownership of merchandise over a fixed term, usually 12 months, by making weekly, bi-weekly, semi-monthly, or monthly lease payments. The customer may cancel the agreement at any time without penalty by returning the merchandise to Progressive Leasing. If the customer leases the item through the completion of the full term, he or she then obtains ownership of the item. The customer may also purchase the item at any time by tendering the contractually specified payment.
Contractual payments are usually based on a customer's pay frequency and are typically processed through automated clearing house payments. If the payment is unsuccessful, collections are managed in-house through our call centers and proprietary lease management system. The call center contacts customers within a few days after the due date to encourage them to keep their agreement current. If the customer chooses to return the merchandise, arrangements are made to receive the merchandise from the customer, either through our retail partners, our Draper, Utah location, or our Progressive Leasing hub facilities.
The provision for lease merchandise write-offs as a percentage of lease revenues was 5.4%, 7.2% and 6.2% in 2020, 2019 and 2018, respectively. We believe that our collection and recovery policies comply with applicable laws, and we discipline any employee we determine to have deviated from such policies.
Vive's Credit Agreement Approval and Collection
Vive partners with merchants to provide a variety of revolving credit products originated through third-party federally insured banks to customers that may not qualify for traditional prime lending offers (called "second-look" financing programs). We believe Vive provides the following strategic benefits:
•Enhanced product for retail partners - Vive has a centralized, scalable underwriting model with a long operating history, deployed through its established bank partners, and a proprietary receivable management system.
•Higher consumer credit quality - Vive primarily serves customers with Fair Isaac and Company ("FICO") scores between 600 and 700, which make up approximately a quarter of the U.S. population. These customers generally have credit profiles that are typically stronger than Progressive Leasing's current customers.
•Expanded customer base - Vive's strong relationships with POS partners who provide services, instead of or in addition to merchandise or other products, offer an additional channel for longer-term growth.
Vive uses an underwriting model that provides standardized credit decisions, including borrowing limit amounts. Credit decisions are primarily based on a proprietary underwriting algorithm. Loans receivable are unsecured, and collections on loans receivable are managed in-house through Vive's call center and proprietary loans receivable management system.
Customer Service
A critical component of the success of our operations is the commitment by Progressive Leasing and Vive to develop good relationships with our customers. Progressive Leasing and Vive consistently monitor consumer preferences and trends to ensure that their business models are aligned with their customers' needs. We believe that building a relationship with the customer that ensures customer satisfaction is critical to our long-term success. Our goal, therefore, is to develop a positive experience with our customers, and for our products, service and support in the minds of our customers from the moment they enter the stores or e-commerce websites of our POS partners.
We believe the strong focus by Progressive Leasing and Vive on customer satisfaction generates repeat business from their customers and long-lasting relationships with their POS partners. Progressive Leasing and Vive customers are provided access to products through multiple channels, including Progressive Leasing's and Vive's network of POS partner locations and e-commerce sites, which provide their customers with multiple complimentary service benefits. These benefits generally include early purchase options, reinstatement options, product replacement, discounts and other benefits. In addition, Progressive Leasing and Vive offer payment deferral options and other payment adjustment options to customers who are experiencing financial difficulties, such as to those customers who have been adversely impacted by the COVID-19 pandemic. In order to increase leasing transactions, Progressive Leasing fosters relationships with its POS partners and existing customers to attract recurring business. Our Progressive Leasing business offers centralized customer and retailer support through call centers located in Draper, Utah and Glendale, Arizona.

Progressive Leasing's commitment to its customers is ongoing throughout their lease term. Progressive Leasing customers have the option to cancel their lease-to-own agreement and return the merchandise at any time. We provide customers the convenience to return merchandise by either scheduling a pick-up or shipping the merchandise to our warehouse in Draper, Utah. Progressive Leasing partners with multiple third party vendors to sell its returned merchandise.
Purchasing and Retail Relationships
The following table shows the percentage of Progressive Leasing's revenues attributable to different categories of merchandise offered by its POS partners:

	Year Ended December 31,
Progressive Leasing POS Partner Merchandise Category[1]	2020	2019	2018
Furniture, appliances and electronics[2]	57%	53%	54%
Jewelry	14%	16%	14%
Mobile phones and accessories	13%	12%	9%
Mattress	9%	10%	12%
Automobile electronics and accessories	5%	7%	9%
Other	2%	2%	2%
1Revenues from a POS partner are attributed to a single category even if the POS partner may carry merchandise across multiple categories.
2Progressive Leasing also classifies some electronics within mobile phones and accessories, automobile electronics and accessories, and other.
During 2020, three Progressive Leasing POS partners each individually provided customer relationships that generated greater than 10% of our consolidated revenues.
The following table shows the percentage of Vive's revenues attributable to different categories of services and merchandise offered by its POS partners:

	Year Ended December 31,
Vive POS Partner Services and Merchandise Category[1]	2020	2019	2018
Furniture and Mattresses	41%	32%	22%
Medical	32%	43%	50%
Home Exercise and Home Improvement	9%	8%	10%
Other	18%	17%	18%
1Revenues from a POS partner are attributed to a single category even if the POS partner may offer services or merchandise across multiple categories.
Marketing and Advertising
Progressive Leasing and Vive execute their marketing strategies in partnership with POS partners. This is typically accomplished through in-store signage and marketing material, direct marketing activities, and the education of sales employees.
Competition
Our Progressive Leasing segment competes with national, regional and local operators of lease-to-own stores, virtual lease-to-own companies, traditional and e-commerce retailers (including many that offer layaway programs and title or installment lending), traditional and online sellers of used merchandise, and various types of consumer finance companies that may enable our customers to shop at traditional or online retailers, as well as with rental stores that do not offer their customers a purchase option. Our Vive segment competes with retail stores for customers desiring to purchase merchandise for cash or on credit. Competition is based primarily on product selection and availability, customer service and lease rates, store location and terms.

Working Capital
Progressive Leasing's most significant working capital asset is merchandise on lease. As Progressive Leasing continues to grow, the need for additional lease merchandise is expected to remain a major working capital requirement. Vive's most significant working capital asset are loans receivable. Consistent and dependable sources of liquidity are required to purchase such merchandise and originate new loans through Vive's third-party bank partners. Failure to maintain adequate sources of liquidity to purchase lease merchandise and originate new loans could materially adversely affect our Progressive Leasing and Vive businesses. We believe our cash on hand, operating cash flows, and availability under our revolving facility agreement are adequate to meet our normal liquidity requirements.
Human Capital
Diversity and inclusion is integral to our ability to grow and thrive. We respect the dignity and diversity of all people. We strive to nurture a culture of inclusion, holding all employees accountable for advancing our culture of belonging while supporting a diverse environment free from discrimination, harassment and bullying.
By supporting a diverse and inclusive workplace, our employee resource groups help to ensure the many experiences of our diverse employees, customers and communities are reflected in our decisions and actions. Both of our Progressive Leasing and Vive operating segments continue to focus on hiring, retention and advancement of women and underrepresented groups. Our vision is to cultivate a welcoming and nurturing workplace that will activate the next generation of innovators. For example, Black Inclusion Group (B.I.G) was created to enrich professional and leadership development of African-American and Black employees by fostering mentoring, retention and community engagement to advance diversity and inclusion within the Company, and drive strong business and career growth. Our Women in Leadership (W.I.L.) group creates a culture that inspires women to develop their leadership abilities, take advantage of growth opportunities and increase their knowledge of the Company for organizational and personal success. Our vision is to cultivate a welcoming workplace environment for all employees.
We foster a culture of learning that provides employees with development opportunities to support their unique career paths. We support our employees in owning their development and growth, and we provide development training and resources to empower employees to achieve their personal best at work. We provide an online learning curriculum that includes content around compliance and specific business-related needs in multiple delivery formats, as well as tools, assessments, videos and digital learning modules, which are available live, in-person and online.
We empower our employees to give to causes they feel passionately about, through volunteering, making financial donations, which we match up to certain limits, serving as nonprofit board members, and participating in our Company-sponsored Day of Service.
We work to ensure that our employment practices comply with all applicable local, state and federal laws, including those concerning equal opportunity, compensation and safe working conditions. We strive to achieve shared, meaningful goals and commit to open communication where individuals have no fear of expressing themselves freely and respectfully where, for example, they in good faith believe they need to raise a concern regarding a potential violation of law or Company policies.
We offer our employees fair and competitive wages and benefits which include (i) health benefits consisting of medical, dental, vision, life insurance, short-term and long-term disability insurance; (ii) paid parental leave; (iii) Company matched 401(k); (iv) paid time off, paid holidays, and paid volunteer hours; (v) an employee stock purchase program; (vi) tuition reimbursement; and (vii) charitable gift matching.
For the years ended December 31, 2020, 2019, and 2018, personnel expenses were $190.7 million, $181.2 million, and $161.5 million, respectively.
As of December 31, 2020, our employee count was 1,728 for Progressive Leasing and 140 for Vive, the majority of which were full time employees. None of our employees are covered by a collective bargaining agreement, and we believe that our relations with employees are good.

As of December 31, 2020, our employees are represented by the following gender demographics and self-identified nationalities:

December 31, 2020
Gender Demographics	% of Total
Female	49.5%
Male	50.5%

December 31, 2020
Nationality	% of Total
American Indian or Alaska Native	1%
Asian	4%
Black or African American	7%
Hispanic or Latino	23%
Native Hawaiian or Other Pacific Islander	2%
Two or more races (not Hispanic or Latino)	3%
White	60%
Seasonality
Progressive Leasing's revenue mix is moderately seasonal. Adjusting for growth, the first quarter of each year generally has higher revenues than any other quarter. This is primarily due to realizing the full benefit of business that historically gradually increases in the fourth quarter as a result of the holiday season, as well as the receipt by our customers in the first quarter of federal and state income tax refunds. Our customers will more frequently exercise the early purchase option on their existing lease agreements or purchase merchandise during the first quarter of the year. We expect these trends to continue in future periods.
Industry Overview
The Lease-to-Own Industry
The lease-to-own industry offers customers an alternative to traditional methods of obtaining home furnishings, electronics, appliances, computers, jewelry, and other consumer goods. In a standard industry lease-to-own transaction, the customer has the option to acquire ownership of merchandise over a fixed term, usually 12 months, by making weekly, bi-weekly, semi-monthly, or monthly lease payments. The customer may cancel the agreement at any time without penalty by returning the merchandise to the lessor. If the customer leases the item through the completion of the full term, he or she then obtains ownership of the item. The customer may also purchase the item at any time by tendering the contractually specified payment.
The lease-to-own model is particularly attractive to customers who are unable to pay the full upfront purchase price for merchandise or who lack the credit to qualify for conventional financing programs. Other individuals who find the lease-to-own model attractive are customers who, despite access to credit, do not wish to incur additional debt, have only a temporary need for the merchandise or desire to field test a particular brand or model before purchasing it.
Government Regulation
Our operations are extensively regulated by and subject to the requirements of various federal, state and local laws and regulations, and are subject to oversight by various government agencies, including the Federal Trade Commission ("FTC"), for example, which may exercise oversight of the advertising and other business practices of our Company. In general, such laws regulate applications for leases, pricing, late charges and other fees, lease disclosures, the content of advertising materials, and certain collection procedures. Violations of certain provisions of these laws may result in material penalties. We are unable to predict the nature or effect on our operations or earnings of unknown future legislation, regulations and judicial decisions or future interpretations of existing and future legislation or regulations relating to our operations, and there can be no assurance that future laws, decisions or interpretations will not have a material adverse effect on our operations, earnings or financial condition. We continue to believe and set expectations that all employees are to behave in an ethical manner and to comply with all laws and regulations governing our Company's behavior.

A summary of certain laws under which we operate follows. This summary does not purport to be a complete summary of the laws referred to below or of all the laws regulating our operations.
Federal regulatory authorities, such as the FTC, are increasingly focused on the subprime financial marketplace in which the lease-to-own industry operates, and any of these agencies may propose and adopt new regulations, or interpret existing regulations, in a manner that could result in significant adverse changes in the regulatory landscape for businesses such as ours. In addition, with increasing frequency, federal and state regulators are holding businesses like ours to higher standards of training, monitoring and compliance. From time to time, federal regulatory agencies and state attorneys general have directed investigations or regulatory initiatives toward our industry, or toward certain companies within the industry. For example, as we have disclosed previously, in July 2018 we received a civil investigative demand ("CID") from the FTC regarding disclosures related to lease-to-own and other financial products offered by the Company, and whether such disclosures are in violation of the FTC Act. Although we believe such disclosures were in compliance with the FTC Act and have not admitted to any wrongdoing, we reached a settlement with the FTC under which we agreed to make a lump sum payment of $175 million to the FTC, and entered into a consent order which, among other matters, required Progressive Leasing to undertake certain compliance related activities, including monitoring, disclosure and reporting requirements. The proposed consent order was approved by the FTC on April 17, 2020 and approved by the United States District Court for the Northern District of Georgia on April 22, 2020. The Company paid the $175.0 million settlement amount to the FTC on April 27, 2020. The settlement and related consent order could lead to investigations and enforcement actions by, and/or consent orders with, state attorneys general and regulatory agencies. We cannot predict whether any state attorneys general or federal regulatory agencies will direct other investigations or regulatory initiatives towards us or our industry in the future, or what the impact of any such future regulatory initiatives may be.
In addition to federal regulatory oversight, currently, nearly every state specifically regulates lease-to-own transactions via state statutes. This includes states in which our Progressive Leasing business has POS partners. Most state lease purchase laws require lease-to-own companies to disclose to their customers the total number of payments, total amount and timing of all payments to acquire ownership of any item, any other charges that may be imposed and miscellaneous other items. The more restrictive state lease purchase laws limit the retail price for an item, the total amount that a customer may be charged for an item, or regulate the "cost-of-rental" amount that lease-to-own companies may charge on lease-to-own transactions, generally defining "cost-of-rental" as lease fees paid in excess of the "retail" price of the goods. Our long-established policy in all states is to disclose the terms of our lease purchase transactions as a matter of good business ethics and customer service. We believe we are in material compliance with the various state lease purchase laws. At the present time, no federal law specifically regulates the lease-to-own transaction. Federal legislation to regulate the transaction has been proposed from time to time. In addition, certain elements of the business including matters such as collections activity, marketing disclosures to customers and customer contact may be subject to federal laws and regulation.
There has been increased legislative and regulatory attention in the United States, at both the federal and state levels, on financial services products offered to near-prime and subprime consumers in general, which may result in an increase in legislative and/or regulatory efforts directed at the lease-to-own industry. We cannot predict whether any such legislation or regulations will be enacted and what the impact would be on us.
Vive is subject to various federal and state laws that address lending regulations, consumer information, consumer rights, and certain credit card specific requirements, among other things. In addition, Vive services credit cards issued through third party bank partners and therefore is subject to those banks' Federal Deposit Insurance Corporation regulators. Additional regulations are being developed as the attention placed on the True Lender Doctrine and consumer debt transactions has grown significantly. We believe we are in material compliance with all applicable laws and regulations. Although we are unable to predict the results of any regulatory initiatives, we do not believe that existing and currently proposed regulations will have a material adverse impact on our Progressive Leasing, Vive or other business operations.
Intellectual Property
Intellectual property and proprietary rights are important to the success of our business. We rely on a combination of copyright, trademark, and trade secret laws in the United States and other jurisdictions, as well as license agreements, confidentiality procedures, non-disclosure agreements, and other contractual protections, to establish and protect our intellectual property and proprietary rights, including our proprietary technology, software, know-how, and brand. However, these laws, agreements, and procedures provide only limited protection. We own, or are otherwise entitled to use, the various trademarks, trade names, service marks, and taglines used in our businesses, including those used with the operations of Progressive Leasing and Vive Financial®. We intend to file for additional trade name and trademark protection when appropriate. As of December 31, 2020, we owned seven registered trademarks and five pending trademarks in the United States.

Although we rely on intellectual property and proprietary rights, copyrights, trademarks, and trade secrets, as well as contractual protections, in our business, we also seek to preserve the integrity and confidentiality of our intellectual property and proprietary rights through appropriate technological restrictions, such as physical and electronic security measures. We believe that factors such as the technological and creative skills of our personnel and frequent enhancements to our network are also essential to establishing and maintaining our competitive position.
Available Information
Our primary internet address is www.progleasing.com. The information contained on our website is not included as part of, or incorporated by reference into, this Annual Report on Form 10-K or any other reports we file with or furnish to the Securities and Exchange Commission ("SEC"). On our website, we make available, free of charge, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements, director and officer reports on Forms 3, 4, and 5, and any amendments to these reports, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. We also make available on our website our Code of Ethics, our corporate governance principles, and the charters for the Audit, Compensation and Nominating and Corporate Governance Committees of the Board of Directors. The SEC maintains an internet site, www.sec.gov, containing reports, proxy and information statements, and other information regarding issuers, including us, that file electronically with the SEC.

ITEM 1A. RISK FACTORS
The Company’s businesses are subject to certain risks and uncertainties. Any of the following risk factors could cause our actual results to differ materially from historical or anticipated results. These risks and uncertainties are not the only ones we face, but represent the risks that we currently believe are material. However, there may be additional risks that we do not currently consider to be material or of which we are not currently aware. Any of those risks, as well as the risks described below, could cause our actual results to differ materially from historical or anticipated results and could materially and adversely affect our results of operations, financial condition, and prospects.

Risk Factor Summary

Risks Related to our Businesses, Regulatory Environment and Industry

•Progressive Leasing serves subprime consumers, and its lease-to-own business model poses inherent risks that could have an adverse impact on our financial performance.
•Progressive Leasing and Vive are subject to laws and regulations that could expose them to government investigations, monetary penalties, and compliance-related burdens.
•The effects of Progressive Leasing’s recent settlement with the FTC are not certain.
•A large percentage of Progressive Leasing’s revenue is concentrated with several key POS partners.
•Progressive Leasing may be unable to attract additional POS partners and consumers and to retain and grow its existing POS and consumer relationships.
•Vive’s business model differs significantly from Progressive Leasing’s lease-to-own business, which creates specific and unique risks including significantly different regulatory risks, particularly at the federal level.
•Progressive Leasing may fail to maintain a consistently high level of customer satisfaction and trust in its brand.
•Progressive Leasing may not be able to sustain its revenue growth rate, or its growth rate of related key operating metrics, in the future.
•The transactions offered to consumers by Progressive Leasing and Vive may be negatively characterized by government officials, consumer advocacy groups and the media.
•Progressive Leasing and Vive operate in a highly competitive industry.
•The COVID-19 pandemic has had, and is expected to continue to have, among other risks, a material and adverse effect on our results of operations, financial condition, and prospects.
•Given the COVID-19 crisis, our proprietary algorithms and decisioning tools used in approving Progressive Leasing and Vive customers may no longer be indicative of their ability to perform.
•Any significant disruption in, or errors in, service on Progressive Leasing’s or Vive’s platforms or relating to vendors, including events beyond their control, could prevent Progressive Leasing or Vive from processing transactions (including making accurate lease and loan decisioning).
•Our business continuity and disaster recovery plans may not be sufficient to prevent losses in the event we experience a significant disruption in, or errors in, service on Progressive Leasing’s or Vive’s platforms.
•Progressive Leasing and Vive rely extensively on models in managing many aspects of their businesses, and those models may not be accurate or are misinterpreted.
•Real or perceived software errors, failures, bugs, defects, or outages could adversely affect Progressive Leasing and Vive.
•The ability of Progressive Leasing and Vive to protect confidential, proprietary, or sensitive information, including the confidential information of their customers, may be adversely affected by cyber-attacks, employee or other internal misconduct, computer viruses, physical or electronic break-ins, or similar disruptions.
•Consumer identity fraud may adversely affect the performance of Progressive Leasing’s and Vive’s lease and loan portfolios.
•Internet-based lease and loan origination processes may give rise to greater risks than paper-based processes.
•We may pursue acquisitions or strategic investments.
•The loss of the services of our key executives, or our inability to attract and retain key talent could have a material adverse impact on our operations.

•The geographic concentration of Progressive Leasing’s POS partners may magnify the impact of conditions in a particular region, including economic downturns and other occurrences.
•Our results depend on prominent presentation, integration, and support of their products and services by POS partners.
•Failure to protect and maintain our brands in a cost-effective manner may result in loss of market share and impact our financial performance.
•Progressive Leasing and Vive may improve their products and services in ways that forgo short-term gains.
•The COVID-19 pandemic has impacted our working environment and diverted personnel resources, and any prolonged effects of the pandemic may adversely impact our operations and employees.

Risks Related to the Spin-Off of The Aaron’s Company, Inc.

•We may not achieve some or all of the expected benefits of the Company’s separation of The Aaron’s Company, its former Aaron’s Business segment, which was completed on November 30, 2020 (the “Spin-Off).
•We may not be able to offset known dis-synergies that arose as a result of the Spin-Off.
•In connection with the Spin-Off, The Aaron’s Company agreed to indemnify us for certain liabilities, and we agreed to indemnify The Aaron’s Company for certain liabilities.
•If the Spin-Off does not ultimately qualify as a transaction that is generally tax free for U.S. federal income tax purposes, we or our shareholders could be subject to significant tax liabilities.
•Potential liabilities in connection with the Spin-Off may arise under fraudulent conveyance and transfer laws and legal capital requirements.
•We might not be able to engage in desirable strategic transactions and equity issuances because of certain restrictions relating to requirements for tax-free distributions.

Risks Related to our Businesses, Regulatory Environment and Industry

Progressive Leasing serves subprime consumers. Its lease-to-own business model poses inherent risks that could have a material and adverse effect on our results, financial condition, and prospects.

Progressive Leasing offers lease-to-own solutions to subprime consumers through point-of-sale retail partners via in-store, mobile, and online solutions. While this model allows Progressive Leasing to address an underserved, credit-challenged segment of the population with an innovative lease-to-own solution that integrates seamlessly with POS partners, it creates specific and unique risks including, among others:

•reliance on POS partners (over whom Progressive Leasing does not exercise full control and oversight) for many important business functions, from advertising through assistance with lease transaction applications, including, for example, explaining the nature of the lease-to-own transaction when asked to do so by a consumer;
•the potential that federal, state and local regulators will continue to focus on consumer protection within the subprime financial marketplace and target lease-to-own transactions by adopting new regulations (or applying existing laws and regulations that were never intended to apply to lease-to-own transactions) that require Progressive Leasing to change its business practices in a materially adverse manner;
•indemnification obligations to POS partners for losses stemming from, among other matters, Progressive Leasing’s violation of federal, state or local laws or regulations or failure to take the appropriate steps to protect its POS partners’ and customers’ information from being accessed or stolen by unauthorized third parties through cyber-attacks or “hacking” or similar occurrences;
•reliance on automatic bank account drafts for lease payments, which may become disfavored as a payment method by regulators and/or providers, or may otherwise become unavailable; and
•an increase in the risk of consumer fraud since lease decisions are made through remote technology-based platforms and, because transactions are consummated through the Internet, there is a risk customers may challenge, among other potential claims, the authenticity of their documents and whether their electronic signatures are valid.

These risks, which could have a material and adverse effect on our results of operations, financial condition, and prospects, are described further below.

Progressive Leasing and Vive are subject to extensive federal, state and local laws and regulations that could expose them to government investigations, significant additional costs, fines or other monetary penalties or settlements, and compliance-related burdens that could force Progressive Leasing and Vive to change their business practices in a manner that may be materially adverse to our results of operations, financial condition, and prospects.

In April 2020, Progressive Leasing entered into a settlement with the FTC (the “FTC Settlement”) to resolve allegations by the FTC that certain of Progressive Leasing’s advertising and marketing practices violated the FTC Act, even though Progressive Leasing believed it was in compliance with the FTC Act, and thus, did not admit any violations of that act or any other laws. Under the FTC Settlement, Progressive Leasing paid $175 million to the FTC and agreed to enhance certain of its compliance-related activities, including augmenting disclosures to its customers and expanding its POS partner monitoring programs. Federal regulatory authorities such as the FTC are increasingly focused on consumer protection within the subprime financial marketplace in which Progressive Leasing and Vive operate. Any of these federal agencies, as well as state and local regulatory authorities, may propose and adopt new regulations (or interpret existing regulations) that could result in significant adverse changes in the regulatory landscape for Progressive Leasing and Vive. We expect that the new Presidential Administration and Congress will devote substantial attention to consumer protection matters and, as a result, businesses transacting with subprime consumers could be held to higher standards of monitoring, disclosure and reporting, regardless of whether new laws or regulations governing our industry are adopted. This increased attention could increase Progressive Leasing’s and Vive’s compliance costs significantly, result in additional fines or monetary penalties or settlements due to future government investigations, and materially and adversely impact the manner in which they operate, which may be materially adverse to our results of operations, financial condition, and prospects.

Furthermore, certain aspects of Progressive Leasing’s and Vive’s business, such as the content of their advertising and other disclosures to customers about transactions, their respective collection practices, the manner in which they may contact their customers, the decisioning process regarding whether to enter into a transaction with a potential customer, their credit reporting practices, and the manner in which they process and store certain customer, employee and other information are subject to federal and state laws and regulatory oversight. For example, the California Consumer Privacy Act of 2018 (the “CCPA”), which became effective on January 1, 2020, gives residents of California expanded rights to access and delete their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used, and also provides for civil penalties for violations and private rights of action for data breaches. In addition, on November 3, 2020, California voters approved a new privacy law, the California Privacy Rights Act (“CPRA”), which significantly modifies the CCPA, including by expanding consumers’ rights with respect to certain personal information and creating a new state agency to oversee implementation and enforcement efforts. Many of the CPRA’s provisions will become effective on January 1, 2023. The CCPA, CPRA, and other applicable state and federal privacy laws will require Progressive Leasing and Vive to design, implement and maintain different types of privacy-related compliance controls and programs simultaneously in multiple states, thereby further increasing the complexity and cost of compliance. In addition, certain states limit the total cost that Progressive Leasing may charge a customer in order for the customer to achieve ownership of the leased merchandise at the end of the lease term.

We have incurred and will continue to incur substantial costs to comply with federal, state and local laws and regulations, including rapidly evolving expected consumer protection standards. In addition to compliance costs, we may continue to incur substantial expenses to respond to regulatory and other third-party investigations and enforcement actions, proposed fines and penalties, criminal or civil sanctions, and private litigation. Consumer complaints with respect to our industry have resulted in, and may in the future result in, state, federal and local regulatory and other investigations. In addition, while we are not aware of any whistleblower claims regarding either Progressive Leasing’s or Vive’s specific business practices, such claims are on the rise generally. We believe these claims will likely continue, in part because of the provisions enacted by the Dodd-Frank Act that provide for cash awards to persons who report alleged wrongdoing to the U.S. Securities and Exchange Commission, and because competitors may use it as a method to weaken their competitors, and others, like former personnel or other constituencies, may use it as means to extract payment or otherwise retaliate.

Additionally, as we execute on our strategic plans, we may continue to expand into complementary businesses that engage in financial, banking or lending services, or lease-to-own or rent-to-rent transactions involving products that we do not currently offer our customers, all of which may be subject to a variety of statutes and regulatory requirements in addition to those regulations currently applicable to our operations, which may impose significant costs, limitations or prohibitions on the manner in which we currently conduct our businesses as well as those we may acquire in the future.

The effects of Progressive Leasing’s recent settlement with the FTC are not certain. It may have a material adverse effect on Progressive Leasing’s reputation, financial results and prospects, particularly if other regulatory authorities and third parties make allegations similar to those alleged by the FTC. Failure to comply with the FTC settlement could subject Progressive Leasing to additional injunctive and monetary remedies and require it to change its business practices in a manner materially adverse to our business.

As indicated by the FTC Settlement in April 2020, Progressive Leasing paid $175 million to the FTC and agreed to enhance certain of its compliance-related activities, including augmenting consumer disclosures and expanding its POS partner monitoring programs. While we do not believe the FTC Settlement has resulted in POS partners deciding to reduce or terminate their relationships with Progressive Leasing (or prospective POS partners declining to do business with Progressive Leasing), we can make no assurance the FTC Settlement will not have a material adverse effect on Progressive Leasing’s reputation, results of operations, financial condition, and prospects. As of the date of this filing, no other federal, state or local regulatory authorities have initiated any investigations or proceedings alleging facts similar to those resolved pursuant to the FTC Settlement. However, if any such authorities or other third parties were to initiate any such investigations or proceedings, it could lead to substantial legal fees and costs for extended periods of time, monetary settlements, fines, penalties or injunctions requiring Progressive Leasing to change its business practices in a manner materially adverse to its business. The resultant loss of POS partners and/or the incurrence of substantial costs to respond to such third-party actions also could have a material adverse effect on our results of operations, financial condition, and prospects in the future.

Compliance with the FTC Settlement requires the cooperation of Progressive Leasing’s POS partners, over whom it does not exercise full control and oversight, including, for example, with respect to advertising and explaining the lease-to-own transaction to consumers. In the event Progressive Leasing is found to be in violation of the terms of the FTC Settlement, the FTC could, among other actions, initiate further enforcement proceedings, seek an injunction or other restrictive orders and impose civil monetary penalties against Progressive Leasing and its officers, which would divert the attention of our management team and could have a material adverse effect on our results of operations, financial condition, and prospects.

A large percentage of Progressive Leasing’s revenue is concentrated with several key POS partners, and the loss of any of these POS partner relationships would materially and adversely affect our results of operations, financial condition, and prospects.

Progressive Leasing’s relationship with its largest POS partners will have a significant impact on our operating revenues in future periods. The loss of any key POS partners would have a material adverse effect on our business and could be caused by factors beyond Progressive Leasing’s control, such as further regulatory and media scrutiny of the subprime financial marketplace in which the lease-to-own industry operates or aggressive business practices (including loosening decisioning standards) by other lease-to-own competitors in order to gain market share.

For example, during 2020, we derived more than 30% of our consolidated revenues from customers of Progressive Leasing's top three POS partners. In addition, approximately 72% of our consolidated revenues were derived from customers of Progressive Leasing's top ten POS partners. Any extended discontinuance of Progressive Leasing’s relationship with any of those POS partners or other high visibility retailers would have a material adverse impact on our results of operations, financial condition, and prospects. In addition, in the event that Progressive Leasing enters into new or amended business or contractual terms or conditions with any of its largest POS partners that are less favorable than its current arrangements with those POS partners, including with respect to the prices it pays those POS partners for merchandise that it leases to consumers, our business and prospects could be materially and adversely effected.

Any publicity associated with the loss of any of Progressive Leasing’s large POS partners could harm its reputation, making it more difficult to attract and retain consumers and other POS partners and could lessen its negotiating power with its remaining and prospective POS partners. Our operating revenues and operating results could also suffer if any of Progressive Leasing’s POS partners experiences a significant decline in sales for any reason, including, for example, due to any future government-mandated or voluntary POS partner store closures resulting from resurgences in COVID-19 and/or new variants of the virus.

There can be no assurance that Progressive Leasing will be able to continue its relationships with its largest POS partners on the same or more favorable terms in future periods or that its relationships will continue beyond the terms of its existing contracts with them. Our operating revenues and operating results could suffer if, among other things, any of Progressive Leasing’s POS partners renegotiate, terminate or fail to renew, or fail to renew on similar or favorable terms, their agreements or otherwise choose to modify the level of support they provide for Progressive Leasing's products and services.

If Progressive Leasing is unable to attract additional POS partners and retain and grow its relationships with its existing POS partners, our results of operations, financial condition, and prospects would be materially and adversely affected.

Our continued success is dependent on the ability of Progressive Leasing to maintain its relationship with its existing POS partners and grow its gross merchandise volume (which we define as the retail price of merchandise acquired by Progressive Leasing, which we then lease to our customers) from those existing POS partners through their in-store and e-commerce platforms, and also to expand its POS partner base. Progressive Leasing’s ability to retain and grow its relationships with POS partners depends on the willingness of POS partners to partner with it. The attractiveness of Progressive Leasing’s platform to POS partners depends upon, among other things: its brand and reputation; its ability to sustain its value proposition to POS partners for consumer acquisition; the attractiveness to POS partners of its virtual and data-driven platform; the services, products and customer decisioning standards offered by Progressive Leasing's competitors; and its ability to perform under, and maintain, its POS partner agreements, most of which have terms that do not exceed three years.

In addition, competition for smaller POS partners has intensified significantly in recent years, with many such POS partners simultaneously offering several products and services that compete directly with the products and services offered by Progressive Leasing. Having a diversified mix of POS partners is important to mitigate risk associated with changing consumer spending behavior, economic conditions and other factors that may affect a particular type of retailer. If Progressive Leasing fails to retain any of its larger POS partners or a substantial number of its smaller POS partners, if it does not acquire new POS partners, if it does not continually grow its gross merchandise volume from its POS partners, or if it is not able to retain a diverse mix of POS partners, our results of operations, financial condition, and prospects would be materially and adversely affected.

If Progressive Leasing is unable to attract new consumers and retain and grow its relationships with its existing consumers, our results of operations, financial condition, and prospects would be materially and adversely affected.

Our continued success depends on the ability of Progressive Leasing to generate repeat use and increased gross merchandise volume from existing customers and to attract new consumers to its platform. Its ability to retain and grow its relationships with its consumers depends on the willingness of consumers to use its products and services. The attractiveness of Progressive Leasing’s data-driven platform to consumers depends upon, among other things: the number and variety of its POS partners and the mix of products and services available through its platform; its brand and reputation; customer experience and satisfaction; trust and perception of the value it provides; technological innovation; and the services, products and customer decisioning standards offered by its competitors. If Progressive Leasing fails to retain its relationship with existing customers, if it does not attract new consumers to its platform, products and services, or if it does not continually expand usage and gross merchandise volume, our results of operations, financial condition, and prospects would be materially and adversely affected.

Vive also serves subprime and near-prime consumers, but Vive’s business model differs significantly from Progressive Leasing’s lease-to-own business.

Through its Vive branded credit cards and other private label credit products, Vive offers POS partners a variety of open-end credit programs for subprime and near-prime consumers. Therefore, Vive’s business model differs significantly from Progressive Leasing’s lease-to-own business, which creates specific and unique risks including, among others:

•Vive’s reliance on two bank partners to issue its Vive branded credit cards and other credit products. Vive’s agreements with its issuing bank partners have scheduled expiration dates of August 31, 2022 and November 30, 2025. Although those expiration dates are years apart, if Vive is unable to extend or execute new agreements with both of its issuing bank partners upon the expiration of its current agreements, or if its existing agreements both were terminated or otherwise disrupted, there is a risk that Vive would not be able to replace those banks with an alternative bank provider on terms that Vive would consider favorable or in a timely manner without disruption of its business.
•Vive has significantly different regulatory risks as compared to Progressive Leasing, including those applicable to consumer credit transactions. For example, the laws and regulations to which Vive is or may be subject include federal and state laws and regulations regarding, among others, loan disclosures and terms (e,g., the Truth-In-Lending Act), credit discrimination (e.g., the Equal Credit Opportunity Act), credit reporting (e.g., the Fair Credit Reporting Act) and debt servicing and collection (e.g., the Fair Credit Reporting Act). As a result, Vive is or may be subject to different regulators or the application of different regulations than Progressive Leasing, particularly at the federal level, including the Consumer Financial Protection Bureau.

These risks, which could have a material and adverse effect on our results of operations, financial condition, and prospects in the future, are described further below.

If Progressive Leasing fails to maintain a consistently high level of customer satisfaction and trust in its brand, our business, results of operations, financial condition, and prospects would be materially and adversely affected.

Offering an additional option for Progressive Leasing’s customers to obtain the big-ticket merchandise they need is critical to its success. If consumers do not trust the Progressive Leasing brand or do not have a positive experience, they will not use its products and services. If consumers do not use Progressive Leasing’s products and services, it will not be able to attract or retain POS partners. As a result, Progressive Leasing has invested heavily in both technology and its support team. If it is unable to maintain a consistently high level of positive customer experience, it will lose existing customers and POS partners. In addition, Progressive Leasing’s ability to attract new consumers and POS partners is highly dependent on its reputation and on positive recommendations from its existing customers and POS partners. Any failure to maintain a consistently high level of customer service, or a market perception that it does not maintain high-quality customer service, would adversely affect its reputation and the number of positive customer referrals that it receives. As a result, our business, results of operations, financial condition, and prospects would be materially and adversely affected.

Progressive Leasing may not be able to sustain its revenue growth rate, or its growth rate of related key operating metrics, in the future.

Although Progressive Leasing’s revenue has increased in recent periods, there can be no assurances that its revenue will continue to grow. In addition, Progressive Leasing has grown its gross merchandise volume by an average of 19% year-over-year since 2015 and there can be no assurance that it will maintain these growth rates in future periods. For example, the Progressive Leasing gross merchandise volume growth rate in 2020 compared to 2019 was 2.1%. Many factors may contribute to declines in its revenue and gross merchandise volume growth rates, including increased competition, slowing demand for Progressive Leasing’s products and services from existing customers and new consumers, transaction volume and mix (particularly with Progressive Leasing’s significant POS partners), lower sales by Progressive Leasing’s POS partners (particularly those with whom it has significant relationships), general economic conditions, a failure by Progressive Leasing to continue capitalizing on growth opportunities, changes in the regulatory environment and the maturation of its overall business, among others. You should not rely on Progressive Leasing’s revenue or key operating metrics for any prior quarterly or annual period as an indication of its future performance. If Progressive Leasing’s revenue growth rate declines, our results of operations, financial condition, and prospects could be adversely affected.

The transactions offered to consumers by Progressive Leasing and Vive may be negatively characterized by federal, state and local government officials, consumer advocacy groups and the media, and if those negative characterizations become increasingly accepted by consumers and/or others with whom we do business, our results of operations, financial condition, and prospects could be materially and adversely affected.

Consumer protection within the subprime financial marketplace in which our Progressive Leasing and Vive businesses operate is increasingly garnering the attention of federal, state and local government officials as well as consumer advocacy groups and the media. Legislative or regulatory proposals regarding our industry, or interpretations of them, may subject both Progressive Leasing and Vive to “headline risks” that could negatively impact each of them in a particular market or in general and, therefore, may adversely affect our share price. In particular, and among other perceived concerns, advocacy groups have asserted (and are likely to continue asserting) that laws and regulations should be broader and more restrictive regarding lease-to-own transactions, such as those engaged in by Progressive Leasing. With respect to these transactions, consumer advocacy groups and media reports generally focus on the total cost to a consumer to acquire merchandise, which is often alleged to be higher than the interest typically charged by banks or similar lending institutions to consumers with better credit histories. This “cost-of-rental” amount, which is generally defined as lease fees paid in excess of the “retail” price of the merchandise, is from time to time characterized by consumer advocacy groups and media reports as predatory or abusive without discussing the benefits associated with lease-to-own programs. Moreover, they often allege noncompliance with current consumer protection regulations and violations of notions of fair dealing with consumers.

Although we strongly disagree with these characterizations, if the negative characterization of these types of lease-to-own transactions becomes increasingly accepted by consumers or Progressive Leasing’s POS partners and others with whom it does business, demand for its products and services could significantly decrease, which could have a material adverse effect on our results of operations, financial condition and prospects. Additionally, if the negative characterization of these types of transactions is accepted by government officials, Progressive Leasing could become subject to more restrictive laws and regulations and more stringent enforcement of existing laws and regulations, any of which could have a material adverse effect on our results of operations, financial condition, and prospects. The vast expansion and reach of technology, including social media platforms, has increased the risk that Progressive Leasing’s reputation could be significantly impacted by these negative characterizations in a relatively short amount of time. If Progressive Leasing is unable to quickly and effectively respond to such characterizations, it may experience declines in customer loyalty and traffic and its relationships with its POS partners may suffer, which could have a material adverse effect on our results of operations, financial condition, and prospects. Additionally, any failure by Progressive Leasing or by its competitors, including smaller, regional competitors, for example, to comply with the laws and regulations applicable to the traditional and/or virtual lease-to-own business models, or any actions by those competitors that are challenged by consumers, advocacy groups, the media or governmental agencies or entities as being abusive or predatory could result in our business being mischaracterized, by implication, as engaging in similar unlawful or inappropriate activities or business practices, even if our only association with such conduct is that we operate in the same general industries as one or more offenders.

Progressive Leasing and Vive operate in a highly competitive industry, and their inability to compete successfully would materially and adversely affect our results of operations, financial condition, and prospects.

The industry in which Progressive Leasing and Vive operate is highly competitive and highly fluid, particularly in light of the evolving and increasing regulatory environment we are witnessing from regulators such as the FTC, among others, as discussed above. Progressive Leasing and Vive face competition from national, regional and local operators of lease-to-own stores, virtual lease-to-own companies, traditional and e-commerce retailers (including many that offer layaway programs and title or installment lending), traditional and online sellers of used merchandise, and various types of consumer finance companies that may enable our customers to shop at traditional or online retailers, as well as with rental stores that do not offer their customers a purchase option. Their competitors may have significantly greater financial and operating resources, greater name recognition in certain markets and more developed products and services, which may allow them to grow faster, including through acquisitions. This in turn may enable these competitors to enter new markets, which may decrease opportunities for us in those markets. Greater name recognition, or better public perception of a competitor’s reputation, may help the competitor divert market share, even in established markets. Some competitors may be willing to offer competing products on an unprofitable basis (or may have looser decisioning standards or be willing to relax their decisioning standards) in an effort to gain market share, which could compel us to match their pricing strategy or lose business. In addition, some of our competitors may be willing to lease certain types of products that we will not agree to lease, enter into customer leases that have services, as opposed to goods, as a significant portion of the lease value, or engage in other practices related to pricing, compliance, and other areas that we will not, in an effort to gain market share at our expense. Our business relies heavily on relationships with POS partners. An increase in competition could cause our POS partners to no longer offer our product and services in favor of our competitors, or to offer our product and services and the products of its competitors simultaneously at the same store locations, which could slow growth in our business and limit or reduce profitability. Furthermore, our virtual lease to own competitors may deploy different business models, such as direct-to-consumer strategies, that forego reliance on POS partner relationships that may prove to be more successful.

The COVID-19 pandemic has had, and is expected to continue to have, among other risks, a material and adverse effect on our results of operations, financial condition, and prospects.

The COVID-19 pandemic has had, and is expected to continue to have, an adverse effect on our results of operations, financial condition, and prospects. As the virus continues to unfold in the United States, or if other pandemics, epidemics or similar public health threats (or fears of such events) were to occur, several of Progressive Leasing’s key operating metrics, including its revenues, active customer accounts, and gross merchandise volumes may continue to be adversely effected. In addition, depending on the nature, severity and duration of any unfavorable economic impacts caused by the pandemic in the future, including as a result of new variants of the COVID-19 virus, our profitability also could be adversely impacted in future periods.

The extent to which the COVID-19 pandemic ultimately impacts us will depend on a number of factors and developments that we are not able to predict or control, including, among others: the severity and duration of the outbreak, including additional periods of increases or spikes in the number of COVID-19 cases in future periods in some or all of the regions where Progressive Leasing’s POS partners’ stores operate, and how widespread any such additional wave of infections, including those related to new variants of the virus, may become; governmental, business and other actions, including the possibility of additional state or local emergency or executive orders that require its POS partners to close or reduce their hours of operations; the health of, and the effect on, our team members; the impact and efficacy of any governmental and other actions taken to control the spread and impact of the virus, including the efficacy of any vaccine administered to prevent the further spread of the virus; and the potential effects on our internal controls including those over financial reporting as a result of changes in working environments such as shelter-in-place and similar orders that are applicable to our team members.

Furthermore, we may experience temporary decreases in financial performance in future periods due to a number of factors, including:

•a reduction in future revenue attributable to a decrease in the number of new customer lease agreements generated through Progressive Leasing’s POS partners as a result of their closures and/or reduced operations as well as supply chain disruptions that may cause POS partners not to have merchandise in stock;
•an increase in cash outflows required to purchase inventory from Progressive Leasing’s POS partners in order to fund lease originations as gross merchandise volumes return to normal levels;
•payment deferment options and other alternative payment schedules Progressive Leasing is providing its customers who are experiencing hardship, the volume and amount of which could increase significantly due to the economic impacts of the COVID-19 pandemic; and
•changes to customer behavior, including higher concentration of customers selecting lease options with lower profit margins, such as early lease-buyout options.

As discussed above, Progressive Leasing’s largest POS partners have a significant impact on our operating revenues even in a normalized operating environment and, in light of COVID-19, their significance is likely to grow. Any extended operational disruptions to, or financial distress of, any of those POS partners due to COVID-19 could have a material adverse impact on our results of operations, financial condition, and prospects, as could a situation where the customers of those POS partners, some of whom, in-turn, become the customers of Progressive Leasing through its lease-to-own offering, decrease the frequency and size of their transactions with those POS partners, or cease shopping with those POS partners, due to economic distress experienced by those customers and/or fear of entering the POS partners’ locations, as a result of the COVID-19 pandemic.

We believe a significant portion of those using Progressive Leasing’s products and services have received federal and state stimulus and other payments designed to provide relief for those most impacted by the COVID-19 pandemic. While we believe these payments resulted in strong collections and lower write-offs during the second half of 2020, we also believe these stimulus payments may have continued to lower overall gross merchandise volume and changes in customer behavior towards exercising early buyouts resulting in lower profit margins. To the extent these federal and state programs are continued or expanded in 2021, gross merchandise volume and profitability may be negatively impacted. In addition, while recent trends in merchandise write-offs have been favorable, unexpected changes in behavior caused by macroeconomic conditions, including, for example, the U.S. economy experiencing a prolonged recession and job losses related to the COVID-19 pandemic and changes in customer behavior relating thereto, could cause these write-offs to increase in the future.

The COVID-19 pandemic also has caused significant volatility in U.S. equity markets and, as a result, the price and trading volume of our common stock has similarly experienced and may in the future experience significant fluctuations, which we expect will continue until more normalized business conditions return. In addition, if the pandemic continues to create disruptions or turmoil in the credit markets, it could adversely affect our ability to access capital on favorable terms and continue to meet our liquidity needs, all of which are highly uncertain and cannot be predicted.

Given the nature of the COVID-19 crisis, our proprietary algorithms and decisioning tools used in approving Progressive Leasing and Vive customers may no longer be indicative of their ability to perform.

We believe our proprietary lease and loan decisioning process to be a key to the success of our Progressive Leasing and Vive businesses. The decisioning process assumes behavior and attributes observed for prior customers, among other factors, are indicative of performance by our future customers. Unexpected changes in behavior caused by macroeconomic conditions, including, for example, the U.S. economy experiencing a prolonged recession and job losses related to the COVID-19 pandemic and changes in customer behavior relating thereto, could lead to increased incidence and costs related to lease merchandise write-offs. Due to the nature and novelty of the crisis, our decisioning process will likely require frequent adjustments and the application of greater management judgment in the interpretation and adjustment of the results produced by our decisioning tools. These decisioning tools may be unable to accurately predict and respond to the impact of a prolonged economic downturn or changes to customer behaviors, which in turn may limit the ability of our Progressive Leasing and Vive businesses to manage risk, avoid lease and loan charge-offs and could result in insufficient reserves (which Progressive Leasing records as accounts receivable allowance and allowance for lease merchandise write-offs and Vive records as provision for loan losses).

Any significant disruption in, or errors in, service on Progressive Leasing’s or Vive’s platforms or relating to vendors, including events beyond their control, could prevent Progressive Leasing or Vive from processing transactions (including making accurate lease and loan decisioning) and have a material and adverse effect on our results of operations, financial condition, and prospects.

Progressive Leasing and Vive use vendors, such as cloud computing web services providers and third-party software providers, in the operation of their businesses. The satisfactory performance, reliability, and availability of Progressive Leasing’s and Vive’s technology and their underlying network and infrastructure are critical to their operations and reputation and the ability of their platforms to attract new and retain existing POS partners and customers. They rely on these vendors to protect their systems and facilities against damage or service interruptions from natural disasters, power or telecommunications failures, computer viruses or attempts to harm these systems, criminal acts, and similar events. If an arrangement with a vendor is terminated or if there is a lapse of service or damage to Progressive Leasing’s or Vive’s systems or facilities, they could experience interruptions in their ability to operate their platforms. They also may experience increased costs and difficulties in replacing that vendor and replacement services may not be available on commercially reasonable terms, on a timely basis, or at all. Any interruptions or delays in their platform availability, whether as a result of a failure to perform on the part of a vendor, any damage to one of their vendor’s systems or facilities, the termination of any third-party vendor agreement, software failures, their or their vendor’s error, natural disasters, terrorism, other man-made problems, security breaches, whether accidental or willful, or other factors, could harm their relationships with their POS partners and customers and also harm their reputation.

In addition, both Progressive Leasing and Vive source certain information from third parties. For example, the decisioning engine utilized by Progressive Leasing and Vive is based on algorithms that evaluate a number of factors and currently depend on sourcing certain information from third parties, including consumer reporting agencies. In the event that any third-party from which they source information experiences a service disruption, whether as a result of maintenance, natural disasters, terrorism, or security breaches, whether accidental or willful, or other factors, the ability of the decisioning engine utilized by Progressive Leasing and Vive to make accurate lease and loan decisions and to process them correctly may be adversely impacted. For example, in 2015, Progressive Leasing experienced a temporary interruption in certain data used in its algorithms, which resulted in incorrect decisions in certain specific instances and higher lease charge-offs. Additionally, there may be errors contained in the information provided by third parties. This may result in the inability to approve otherwise qualified applicants, which may adversely affect Progressive Leasing and Vive by negatively impacting their reputations and reducing their transaction volumes.

To the extent Progressive Leasing and Vive use or are dependent on any particular third-party data, technology, or software, they may also be harmed if such data, technology, or software becomes non-compliant with existing regulations or industry standards, becomes subject to third-party claims of intellectual property infringement, misappropriation, or other violation, or malfunctions or functions in a way we did not anticipate. Any loss of the right to use any of this data, technology, or software could result in delays in the provisioning of Progressive Leasing’s and Vive’s products and services until equivalent or replacement data, technology, or software is either developed by them, or, if available, is identified, obtained, and integrated, and there is no guarantee that they would be successful in developing, identifying, obtaining, or integrating equivalent or similar data, technology, or software, which could result in the loss or limiting of their products, services, or features available in their products or services.

Our business continuity and disaster recovery plans may not be sufficient to prevent losses in the event we experience a significant disruption in, or errors in, service on Progressive Leasing’s or Vive’s platforms.

Progressive Leasing and Vive maintain business continuity and disaster recovery plans in the event of a disruption in service on Progressive Leasing’s or Vive’s platforms, including a disruption in service from a required vendor to those platforms. We maintain insurance policies to mitigate against any resulting losses. Those disaster recovery plans have not been tested under actual disaster conditions, and Progressive Leasing and/or Vive may not have sufficient capacity to recover all data and services in the event of an outage. These factors could prevent them from processing transactions or posting payments on their platforms, damage their brands and reputations, divert the attention of their employees, reduce our revenue, subject us and them to liability, and cause consumers or merchants to abandon their platforms. In addition, in the event of damage or interruption, our insurance policies may not adequately compensate us for any losses that we incur. The impact of any of these events could have a material and adverse effect on our results of operations, financial condition, and prospects.

Progressive Leasing and Vive rely extensively on models in managing many aspects of their businesses, and if those models are not accurate or are misinterpreted, such errors could have a material adverse effect on our results of operations, financial condition, and prospects.

Progressive Leasing and Vive rely extensively on models in managing many aspects of their businesses, including loan and lease decisioning, pricing, and collections management. The models may prove in practice to be less predictive than they expect for a variety of reasons, including as a result of errors in constructing, interpreting or using the models or the use of inaccurate assumptions (including failures to update assumptions appropriately or in a timely manner). Their assumptions may be inaccurate for many reasons including that such assumptions often involve matters that are inherently difficult to predict and beyond their control (e.g., macroeconomic conditions and their impact on customer behaviors) and they often involve complex interactions between a number of dependent and independent variables, factors, and other assumptions. The errors or inaccuracies in Progressive Leasing’s and Vive’s models may be material, and could lead them to make wrong or sub-optimal decisions in managing their businesses, which could have a material adverse effect on our results of operations, financial condition, and prospects.

Real or perceived software errors, failures, bugs, defects, or outages could adversely affect Progressive Leasing and Vive and have a material and adverse effect on our results of operations, financial condition, and prospects.

The platforms and internal systems utilized by Progressive Leasing and Vive rely on software that is highly technical and complex. In many cases, these systems are developed by internal resources and customized specifically for the Progressive Leasing and Vive businesses, resulting in a higher likelihood that they may have undetected errors, failures, bugs, or defects than other commercially available software and platforms. Each of the Progressive Leasing and Vive platforms and internal systems depend on the ability of such software to store, retrieve, process, and manage immense amounts of data. As a result, undetected errors, failures, bugs, or defects may be present in such software or occur in the future in such software. For example, in 2015, Progressive Leasing experienced software issues that resulted in the failure to identify a number of accounts as delinquent and, therefore, affected its ability to begin prompt collection efforts.

Any real or perceived errors, failures, bugs, or defects in the software may not be found until customers use Progressive Leasing’s or Vive’s platforms and could result in outages or degraded quality of service that could adversely impact their respective businesses, as well as negative publicity, loss of or delay in market acceptance of their products and services, and harm to their brands or weakening of their competitive positions. In such an event, Progressive Leasing and Vive may be required, or may choose, to expend significant additional resources in order to correct the problem. Any real or perceived errors, failures, bugs, or defects in the software they rely on could also subject us and them to liability claims, impair their ability to attract new customers, retain existing customers, or expand their use of their products and services, which could materially and adversely affect our results of operations, financial condition, and prospects.

The ability of Progressive Leasing and Vive to protect confidential, proprietary, or sensitive information, including the confidential information of their customers, may be adversely affected by cyber-attacks, employee or other internal misconduct, computer viruses, physical or electronic break-ins, or similar disruptions, any one of which could have a material adverse impact on our results of operations, financial condition, and prospects.

Progressive Leasing’s and Vive’s businesses involve the collection, storage, use, disclosure, processing, transfer, and other handling (collectively, “processing”) of a wide variety of information, including personally identifiable information, for various purposes in their businesses, including to help ensure the integrity of their services and to provide features and functionality to their customers and POS partners. The processing of the information they acquire in connection with their customers’ and POS partners’ use of their services is subject to numerous privacy, data protection, cybersecurity, and other laws and regulations in the United States. The automated nature of their businesses and their reliance on digital technologies may make them an attractive target for, and potentially vulnerable to, cyber-attacks, computer malware, computer viruses, social engineering (including phishing and ransomware attacks), general hacking, physical or electronic break-ins, or similar disruptions. While they and their vendors have taken steps to protect the confidential, proprietary, and sensitive information to which they have access and to prevent data loss, their security measures or those of their vendors could be breached, including as a result of employee theft, exfiltration, misuse or malfeasance, their actions, omissions, or errors, third-party actions, omissions, or errors, unintentional events, or deliberate attacks by cyber criminals, any of which may result in the loss of, or unauthorized access to, their or their customers’ data, their intellectual property, or other confidential, proprietary, or sensitive business information. Any accidental or willful security breaches or other unauthorized access to their platforms or servicing systems could cause confidential, proprietary, or sensitive information to be stolen and used for criminal or other unauthorized purposes. Security breaches or unauthorized access to confidential information could also expose Progressive Leasing, Vive and us to liability related to the loss of the information, time-consuming and expensive litigation and government investigations, enforcement actions and negative publicity. If security measures are breached because of employee theft, exfiltration, misuse or malfeasance, Progressive Leasing’s or Vive’s own actions, omissions, or errors, third-party actions, omissions, or errors, unintentional events, deliberate attacks by cyber criminals or otherwise, or if design flaws in their software or systems are exposed and exploited, Progressive Leasing’s and Vive’s relationships with their customers could be damaged, and they and/or us could incur significant liability. Although we, Progressive Leasing and Vive monitor our respective systems in order to detect security breaches or instances of unauthorized access to confidential information, there is no guarantee that our monitoring efforts will be effective.

The techniques used to obtain unauthorized, improper, or illegal access to Progressive Leasing’s or Vive’s systems, their or their customers’ data, or to disable or degrade service or sabotage systems, are constantly evolving, may be difficult to detect quickly, and often are not recognized until after they have been launched against a target. They may be unable to anticipate these techniques, react in a timely manner, or implement adequate preventative or remedial measures. Unauthorized parties have in the past attempted and may in the future attempt to gain access to Progressive Leasing’s or Vive’s systems or facilities through various means, including, among others, hacking into our or their POS partners’ or customers’ systems or facilities, or attempting to fraudulently induce employees, POS partners, customers or others into disclosing usernames, passwords, or other sensitive information, which may in turn be used to access systems and gain access to confidential, proprietary, or sensitive information. Such efforts may be state-sponsored and supported by significant financial and technological resources, making them even more difficult to detect and prevent.

Any actual or perceived failure to comply with legal and regulatory requirements applicable to us, Progressive Leasing or Vive, including those relating to information security, or any failure to protect the information that they collect from their customers and POS partners, including personally identifiable information, from cyber-attacks, may result in, among other things, regulatory or governmental investigations, administrative enforcement actions, sanctions, criminal liability, private litigation, civil liability and constraints on our, Progressive Leasing’s or Vive’s ability to continue to operate.

Furthermore, federal and state regulators and many federal and state laws and regulations require notice of any data security breaches that involve personal information. These mandatory disclosures regarding a security breach are costly to implement and often lead to widespread negative publicity, which may cause consumers to lose confidence in the effectiveness of our, Progressive Leasing’s or Vive’s data security measures. Any security breach suffered by us, Progressive Leasing, Vive or our vendors, any unauthorized, accidental, or unlawful access or loss of data, or the perception that any such event has occurred, could result in a disruption to our, Progressive Leasing’s or Vive’s operations, litigation, an obligation to notify regulators and affected individuals, the triggering of indemnification and other contractual obligations, regulatory investigations, government fines and penalties, reputational damage, and loss of customers and ecosystem partners, and our business could be materially and adversely affected.

In addition, we may incur significant costs and operational consequences in connection with investigating, mitigating, remediating, eliminating, and putting in place additional tools and devices designed to prevent future actual or perceived security incidents, as well as in connection with complying with any notification or other obligations resulting from any security incidents. Our insurance policies carry retention and coverage limits, which may not be adequate to reimburse us for losses caused by security breaches, and we may not be able to collect fully, if at all, under these insurance policies. The successful assertion of one or more large claims against us that exceed available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could adversely affect our business. Furthermore, we cannot be certain that insurance coverage will continue to be available on acceptable terms or at all, or that the insurer will not deny coverage as to any future claim. Reduced confidence and participation in our platforms and our data security measures could also adversely affect a customer’s willingness to make payments on his or her lease (in the case of Progressive Leasing) or loan (in the case of Vive), which could result in reduced collections.

While Progressive Leasing and Vive take precautions to prevent consumer identity fraud, it is possible that identity fraud may still occur or has occurred, which may adversely affect the performance of Progressive Leasing’s and Vive’s lease and loan portfolios.

As described above, there is risk of fraudulent activity associated with Progressive Leasing’s and Vive’s virtual platforms. The technologies and fraud prevention tools employed by Progressive Leasing and Vive may be insufficient to accurately detect and prevent fraud. Progressive Leasing and Vive bear the risk of consumer fraud in their transactions and they generally have no recourse to the respective POS partner (as the case may be) to collect the amount owed by the customer. Significant amounts of fraudulent transactions could adversely affect Progressive Leasing’s and Vive’s respective businesses. High profile fraudulent activity or significant increases in fraudulent activity could also lead to regulatory intervention, negative publicity, and the erosion of trust from Progressive Leasing’s and Vive’s POS partners and could materially and adversely affect our results of operations, financial condition, and prospects.

Internet-based lease and loan origination processes may give rise to greater risks than paper-based processes.

As described above, both Progressive Leasing and Vive use the Internet to obtain application information and distribute certain legally required notices to their lease and loan applicants, and to obtain electronically signed documents in lieu of paper documents with tangible consumer signatures. These processes entail additional risks relative to paper-based underwriting processes and procedures, including risks regarding the sufficiency of notice for compliance with consumer protection laws, risks that customers may challenge the authenticity of their lease or loan documents, or the validity of electronic signatures and records, and risks that, despite internal controls, unauthorized changes are made to their electronic documents.

We may pursue acquisitions or strategic investments, and the failure of an acquisition or investment to produce the anticipated results or the inability to fully integrate an acquisition could have a material adverse impact on our results of operations, financial condition, and prospects.

We may consider or undertake strategic acquisitions of, or material investments in, businesses, products, or technologies in the future. We may not be able to identify suitable acquisition or investment candidates, or even if we do identify suitable candidates, they may be difficult to finance, expensive to fund and there is no guarantee that we can obtain any necessary regulatory approvals or complete the transactions on terms that are favorable to us.

To the extent we pay the purchase price of any strategic acquisition or investment in cash, it may have an adverse effect on our financial condition; similarly, if the purchase price is paid with our stock, it may be dilutive to our shareholders. In addition, we may assume liabilities associated with a business acquisition or investment, including unrecorded liabilities that are not discovered at the time of the transaction, and the repayment or settlement of those liabilities may have an adverse effect on our financial condition.

We may not be able to successfully integrate the personnel, operations, businesses, products, or technologies of an acquisition or investment. Integration may be particularly challenging if we enter into a line of business in which we have limited experience and the business operates in a difficult legal, regulatory or competitive environment. We may find that we do not have adequate operations or expertise to manage the new business. The integration of any acquisition or investment may divert management’s time and resources from our core business, which could impair our relationships with our current employees, customers and strategic partners and disrupt our operations. Additionally, any acquisition or investment may expose us to increased information security risk as we integrate new systems that we may not be as familiar with or bring them in line with the requirements of our information security and business continuity programs. Acquisitions and investments also may not perform to our expectations for various reasons, including the loss of key personnel, customers or vendors. If we fail to integrate acquisitions or investments or realize the expected benefits, we may lose the return on these acquisitions or investments or incur additional transaction costs, and our results of operations, financial condition, and prospects may be materially harmed as a result.

The loss of the services of our key executives, or our inability to attract and retain key talent could have a material adverse impact on our operations.

Competition for senior executives in our industry is intense and the failure to retain qualified personnel could adversely affect our business and operations. Our future success depends on our ability to identify, hire, develop, motivate, and retain highly qualified personnel for all areas of our organization, in particular, a highly experienced sales force, data scientists, and engineers. Competition for these types of highly skilled employees, particularly in the Salt Lake City area, is extremely intense. Trained and experienced personnel are in high demand and may be in short supply. Many of the companies with which we compete for experienced employees have greater resources than we do and may be able to offer more attractive terms of employment. In addition, we invest significant time and expense in training our employees, which increases their value to competitors that may seek to recruit them. We may not be able to attract, develop, and maintain the skilled workforce necessary to operate our business, and labor expenses may increase as a result of a shortage in the supply of qualified personnel. If we are unable to maintain and build our highly experienced sales force, or are unable to continue to attract experienced data scientists, engineering and technology personnel, our results of operations, financial condition, and prospects could be materially and adversely affected. We do not carry key man life insurance on any of our personnel.

The geographic concentration of Progressive Leasing’s POS partners may magnify the impact of conditions in a particular region, including economic downturns and other occurrences.

The concentration of our POS partners in one region or a limited number of markets may expose us to risks of adverse economic developments that are greater than if our POS partners were more geographically diverse.

In addition, the brick and mortar operations of our POS partners are subject to the effects of adverse acts of nature, such as winter storms, hurricanes, hail storms, strong winds, earthquakes and tornadoes, which have in the past caused damage such as flooding and other damage in specific geographic locations, including in California, Florida and Texas, three of our large markets, and may, depending upon the location and severity of such events, unfavorably impact our business continuity. Additionally, we cannot assure you that the amount of our hurricane, windstorm, earthquake, flood, business interruption or other casualty insurance we maintain from time to time would entirely cover damages caused by any such event.

Progressive Leasing’s and Vive’s results depend on prominent presentation, integration, and support of their products and services by their POS partners.

Both Progressive Leasing and Vive depend on their respective POS partners to present and feature their products and services as payment options to consumers. Furthermore, POS partners integrate the Progressive Leasing and Vive platforms into their systems and provide ongoing support as their platforms improve over time. Progressive Leasing and Vive do not have any recourse against their respective POS partners if they do not prominently present, integrate or support their offerings as a payment option. The failure by Progressive Leasing’s and Vive’s POS partners to effectively present, integrate, and support their product and services would have a material and adverse effect on our results of operations, financial condition, and prospects.

If we fail to promote, protect, and maintain our Progressive Leasing and Vive brands in a cost-effective manner, they may lose market share and our results of operations, financial condition, and prospects could be materially and adversely affected.

We believe that developing, protecting and maintaining awareness of our Progressive Leasing and Vive brands in a cost-effective manner is critical to our success. Successful promotion of our brands will depend largely on the effectiveness of our marketing efforts and the experience of POS partners as well as our customers. Additionally, the successful protection and maintenance of our brands will depend on our ability to obtain, maintain, protect, and enforce trademark and other intellectual property protections for our brands. If we fail to successfully promote, protect, and maintain our brands or if we incur substantial expenses in an unsuccessful attempt to promote, protect, and maintain our brands, Progressive Leasing and Vive may lose their existing POS partners and customers to their competitors or be unable to attract new POS partners and customers. Any such loss of existing POS partners or customers, or inability to attract new POS partners or customers, would have an adverse effect on our results of operations, financial condition, and prospects.

Progressive Leasing and Vive may improve their products and services in ways that forego short-term gains.

Progressive Leasing and Vive are constantly striving to improve the user experience for their customers. Some of their changes may have the effect of reducing their short-term revenue or profitability if they believe that the benefits will ultimately improve their financial performance over the long-term. Any short-term reductions in revenue or profitability could be more severe than they (or we) anticipate or these decisions may not produce the long-term benefits that they (or we) expect, in which case our results of operations, financial condition, and prospects could be materially and adversely affected.

The COVID-19 pandemic has impacted our working environment and diverted personnel resources, and any prolonged effects of the pandemic may adversely impact our operations and employees.

Beginning in mid-March 2020, we transitioned nearly all of our team members to remote working environments. Previously, only a small portion of these employees worked from a location other than one of our offices. As we continue to adapt to this new way of working, it may decrease the cohesiveness of our teams and our ability to maintain our culture, both of which are critical to our success. Additionally, remote working environments may impede our ability to undertake new business projects, to foster a cohesive and creative environment, to hire new team members, and to retain existing team members. Such effects may adversely affect the productivity of our team members and overall operations – particularly for our employees who are tasked with customer service and collections – which could have a material adverse effect on our results of operations, financial condition, and prospects.

The pandemic has required us and our third-party vendors to activate business continuity programs and make ongoing adjustments to operations. To the extent that these plans and back up servicing and other strategies and adjustments are either not available, insufficient or cannot be implemented in whole or in part, we may be exposed to legal, regulatory, reputational, operational, information security or financial risk. Finally, as many of our employees are now working remotely, we are increasingly reliant on select vendors, including those we have no direct relationship with such as our employees' internet service providers, to maintain reliable high-speed access to our internal networks. Failure by such third-party providers would impact our operations. Efforts by us, our vendors, and their vendors to continue to adapt operations to this new environment, may introduce additional vulnerabilities to the Company’s operations and information security programs and systems in ways we have not previously contemplated or otherwise prepared for.

We are subject to sales, income and other taxes, which can be difficult and complex to calculate due to the nature of our businesses. A failure to correctly calculate and pay such taxes could result in substantial tax liabilities and a material adverse effect on our results of operations, financial condition, and prospects.

The application of indirect taxes, such as sales tax, continues to be a complex and evolving issue, particularly with respect to the lease-to-own industry generally and our virtual lease-to-own business more specifically. Many of the fundamental statutes and regulations that impose these taxes were established before the growth of the lease-to-own industry and e-commerce and, therefore, in many cases it is not clear how existing statutes apply to our business. In addition, governments are increasingly looking for ways to increase revenues, which has resulted in discussions about tax reform and other legislative action to increase tax revenues, including through indirect taxes. This also could result in other adverse changes in or interpretations of existing sales, income and other tax regulations. For example, from time to time, some taxing authorities in the United States have notified us that they believe we owe them certain taxes imposed on transactions with our customers, including some state tax authorities suggesting that our virtual lease-to-own business may owe certain state taxes based on the locations of POS partners where our lease-to-own transactions are originated. Although these notifications have not resulted in material tax liabilities to date, there is a risk that one or more jurisdictions may be successful in the future, which could have a material adverse effect on our results of operations, financial condition, and prospects.

Our ability to utilize certain types of contractual provisions designed to limit costly litigation, including class actions, may not be enforceable.

To attempt to limit costly and lengthy consumer, employee and other litigation, including class actions, Progressive Leasing and Vive require their customers and employees to sign arbitration agreements and class action waivers, many of which offer opt-out provisions. There can be no assurance that they will be successful in enforcing these provisions. If Progressive Leasing and Vive are not permitted to use arbitration agreements and/or class action waivers, or if the enforceability of such agreements and waivers is restricted or eliminated, they could incur increased costs to resolve legal actions brought by customers, employees and others, as they would be forced to participate in more expensive and lengthy dispute resolution processes.

Employee misconduct or misconduct by third parties acting on our behalf could harm us by subjecting us to monetary loss, significant legal liability, regulatory scrutiny and reputational harm.

Our reputation is critical to maintaining and developing relationships with our existing and potential customers and third parties with whom we do business. There is a risk that our employees or the employees of a POS partner with whom Progressive Leasing or Vive does business, could engage in misconduct that adversely affects our reputation and business. For example, if one of our employees engages in discrimination or harassment in the workplace, or if an employee or a third-party directly or indirectly associated with our business were to engage in, or be accused of engaging in, illegal or suspicious activities including fraud or theft of our customers’ information, we could suffer direct losses from the activity and, in addition, we could be subject to regulatory sanctions and suffer serious harm to our reputation, financial condition, customer relationships and ability to attract future customers. Employee or third-party misconduct could prompt regulators to allege or to determine based upon such misconduct that we have not established adequate supervisory systems and procedures to inform employees of applicable rules or to detect violations of such rules. The precautions that we take to detect and prevent misconduct may not be effective in all cases. Misconduct by our employees or third-party contractors or other third parties who are directly or indirectly associated with our business, or even unsubstantiated allegations of misconduct, could result in a material adverse effect on our reputation and our business.

We may be unable to sufficiently obtain, maintain, protect, or enforce our intellectual property and other proprietary rights.

Intellectual property and other proprietary rights are important to the success of our business. Our ability to compete effectively is dependent in part upon our ability to obtain, maintain, protect, and enforce our intellectual property and other proprietary rights, including with respect to our proprietary technology, and to obtain licenses to use the intellectual property and proprietary rights of others. We rely on a combination of patents, trademarks, service marks, copyrights, trade secrets, domain names, and agreements with employees and third parties to protect our intellectual property and other proprietary rights. Nonetheless, the steps we take to obtain, maintain, protect, and enforce our intellectual property and other proprietary rights may be inadequate and, despite our efforts to protect these rights, unauthorized third parties, including our competitors, may duplicate, mimic, reverse engineer, access, obtain, or use the proprietary aspects of our technology, processes, products, or services without our permission. Our competitors and other third parties may also design around or independently develop similar technology or otherwise duplicate or mimic our services or products such that we would not be able to successfully assert our intellectual property or other proprietary rights against them. We cannot assure that any future patent, trademark, or service mark registrations will be issued for our pending or future applications or that any of our current or future patents, copyrights, trademarks, or service marks (whether registered or unregistered) will be valid, enforceable, sufficiently broad in scope, provide adequate protection of our intellectual property or other proprietary rights, or provide us with any competitive advantage.

Our trademarks, trade names, and service marks have significant value, and our Progressive Leasing and Vive brands are important factors in the marketing of their products and services. While we rely on both registrations and common law protections for our trademarks, we may be unable to prevent competitors or other third parties from acquiring or using trademarks, service marks, or other intellectual property or other proprietary rights that are similar to, infringe upon, misappropriate, dilute, or otherwise violate or diminish the value of our trademarks and service marks and our other intellectual property and proprietary rights. The value of our intellectual property and other proprietary rights could diminish if others assert rights in or ownership of our intellectual property or other proprietary rights, or in trademarks or service marks that are similar to our trademarks or service marks.

In addition, we cannot guarantee that we have entered into agreements containing obligations of confidentiality with each party that has or may have had access to proprietary information, know-how, or trade secrets owned or held by us. Moreover, our contractual arrangements may be breached or may otherwise not effectively prevent disclosure of, or control access to, our confidential or otherwise proprietary information or provide an adequate remedy in the event of an unauthorized disclosure. The measures we have put in place may not prevent misappropriation, infringement, or other violation of our intellectual property or other proprietary rights or information and any resulting loss of competitive advantage, and we may be required to litigate to protect our intellectual property or other proprietary rights or information from misappropriation, infringement, or other violation by others, which is expensive, could cause a diversion of resources, and may not be successful, even when our rights have been infringed, misappropriated, or otherwise violated. Our efforts to enforce our intellectual property and other proprietary rights may be met with defenses, counterclaims, and countersuits attacking the validity and enforceability of our intellectual property and other proprietary rights, and if such defenses, counterclaims, or countersuits are successful, it could diminish or we could otherwise lose valuable intellectual property and other proprietary rights.

Furthermore, third parties may challenge, invalidate, or circumvent our intellectual property and proprietary rights, including through administrative processes or litigation. The legal standards relating to the validity, enforceability, and scope of protection of intellectual property and other proprietary rights are uncertain and still evolving. Our intellectual property and other proprietary rights may not be sufficient to provide us with a competitive advantage and the value of our intellectual property and other proprietary rights could also diminish if others assert rights therein or ownership thereof, and we may be unable to successfully resolve any such conflicts in our favor or to our satisfaction.

We may be sued by third parties for alleged infringement, misappropriation, or other violation of their intellectual property or other proprietary rights.

Our success depends, in part, on our ability to develop and commercialize our products and services without infringing, misappropriating, or otherwise violating the intellectual property or other proprietary rights of third parties. We may become involved in disputes from time to time concerning intellectual property or other proprietary rights of third parties, which may relate to our own proprietary technology, or to technology that we acquire or license from third parties, and we may not prevail in these disputes. Relatedly, competitors or other third parties may raise claims alleging that service providers or other third parties retained or indemnified by us, infringe on, misappropriate, or otherwise violate such competitors’ or other third parties’ intellectual property or other proprietary rights. These claims of infringement, misappropriation, or other violation may be extremely broad, and it may not be possible for us to conduct our operations in such a way as to avoid all such alleged violations of such intellectual property or other proprietary rights. We also may be unaware of third-party intellectual property or other proprietary rights that cover or otherwise relate to some or all of our products and services.

Given the complex, rapidly changing, and competitive technological and business environment in which we operate, and the potential risks and uncertainties of intellectual property-related litigation, a claim of infringement, misappropriation, or other violation against us may require us to spend significant amounts of time and other resources to defend against the claim (even if we ultimately prevail), pay significant money damages, lose significant revenues, be prohibited from using the relevant systems, processes, technologies, or other intellectual property (temporarily or permanently), cease offering certain products or services, obtain a license, which may not be available on commercially reasonable terms or at all, or redesign our products or services or functionality therein, which could be costly, time-consuming, or impossible.

Some of the aforementioned risks of infringement, misappropriation or other violation, in particular with respect to patents, are potentially increased due to the nature of our business, industry, and intellectual property portfolio. For instance, it has become common in recent years for certain third parties to purchase patents or other intellectual property assets for the sole purpose of making claims of infringement, misappropriation, or other violation in an attempt to extract settlements from companies such as ours. Relatedly, we do not currently have a large patent portfolio, which could otherwise assist us in deterring patent infringement claims from competitors, through our ability to bring patent infringement counterclaims using our own patent portfolio. In addition to the previously mentioned impacts of intellectual property-related litigation, while in some cases a third party may have agreed to indemnify us for costs associated with intellectual property-related litigation, such indemnifying third party may refuse or be unable to uphold its contractual obligations. In other cases, our insurance may not cover potential claims of this type adequately or at all, and we may be required to pay monetary damages, which may be significant.

Some aspects of Progressive Leasing’s and Vive’s platforms include open source software, and their use of open source software could negatively affect our results of operations, financial condition, and prospects.

Some aspects of Progressive Leasing’s and Vive’s platforms include software covered by open source licenses. The terms of various open source licenses have not been interpreted by United States courts, and there is a risk that such licenses could be construed in a manner that imposes unanticipated conditions or restrictions on Progressive Leasing’s and Vive’s platforms. In such an event, either or both of them could be required to re-engineer all or a portion of their technologies, seek licenses from third parties in order to continue offering their products and services, discontinue the use of their platforms in the event re-engineering cannot be accomplished, or otherwise be limited in the licensing of their technologies, each of which could reduce or eliminate the value of their technologies and products and services. If portions of Progressive Leasing’s and Vive’s proprietary software are determined to be subject to an open source license, they could also be required to, under certain circumstances, publicly release or license, at no cost, their products and services that incorporate the open source software or the affected portions of their source codes, which could allow our competitors or other third parties to create similar products and services with lower development effort, time, and costs, and could ultimately result in a loss of transaction volumes for each of Progressive Leasing and Vive. We cannot ensure that Progressive Leasing and Vive have not incorporated open source software in their software in a manner that is inconsistent with the terms of the applicable license or their current policies, and they may inadvertently use open source in a manner that they (and we) do not intend or that could expose them (or us) to claims for breach of contract or intellectual property infringement, misappropriation, or other violation. If Progressive Leasing and Vive fail to comply, or are alleged to have failed to comply, with the terms and conditions of their open source licenses, they could be required to incur significant legal expenses defending such allegations, be subject to significant damages, be enjoined from the sale of their products and services, and be required to comply with onerous conditions or restrictions on their products and services, any of which could be materially disruptive to our business.

In addition to risks related to license requirements, usage of open source software can lead to greater risks than use of third-party commercial software because open source licensors generally do not provide warranties or other contractual protections regarding infringement, misappropriation, or other violations, the quality of code, or the origin of the software. Many of the risks associated with the use of open source software cannot be eliminated and could adversely affect our results of operations, financial condition, and prospects. For instance, open source software is often developed by different groups of programmers outside of our control that collaborate with each other on projects. As a result, open source software may have security vulnerabilities, defects, or errors of which we are not aware. Even if we become aware of any security vulnerabilities, defects, or errors, it may take a significant amount of time for either us or the programmers who developed the open source software to address such vulnerabilities, defects, or errors, which could negatively impact our products and services, including by adversely affecting the market’s perception of Progressive Leasing’s and Vive’s products and services, impairing the functionality of their products and services, delaying the launch of new products and services, or resulting in the failure of their products and services, any of which could result in liability to them (and us).

Progressive Leasing’s and Vive’s results are somewhat seasonal, which causes our results to fluctuate.

Progressive Leasing’s leasing business and Vive’s consumer lending business typically experience reduced demand in the first and second quarters as a result of their customers’ receipt of federal tax refund checks typically in February of each year. Demand at both businesses is generally greatest during the fourth quarter. Also, demand for retail merchandise is seasonally higher in the fourth quarter associated with holiday shopping, which typically causes Progressive Leasing and Vive to experience seasonal growth in gross merchandise volume in the fourth quarter of each year due to lease and loan balance growth. Lease revenue and interest income is the highest in the first quarter of each year due to the typical increased payment activity associated with tax refund proceeds often received by customers in the first quarter. This seasonality requires the Company to manage its cash flows over the course of the year.

In addition, and as discussed above, if federal, state or local governmental authorities pursue economic stimulus actions or issue additional tax refunds, tax credits or other statutory payments at other times during the year, such actions could have a material adverse effect on the Company’s results of operations, financial condition, and prospects during such periods.

Vive's allowance for loan losses may prove to be insufficient to cover losses on outstanding loans.

Vive maintains an allowance for loan losses that we believe is appropriate at December 31, 2020. Vive estimates its allowance for loan losses in accordance with ASU 2016-13, Measurement of Credit Losses on Financial Instruments ("CECL"), which requires the recognition of all expected credit losses over the life of the loan based on historical experience, current conditions and reasonable and supportable forecasts. The process for establishing the allowance for loan losses is critical to our results of operations and financial condition, and requires complex models and judgments, including forecasts of economic conditions and other qualitative factors. Changes in economic conditions affecting our customers, new information regarding our loans and other factors, both within and outside of our control, may require an increase in the allowance for credit losses. We may underestimate our expected losses and fail to maintain an allowance for credit losses sufficient to account for these losses. In cases where we modify a loan, if the modified loans do not perform as anticipated, we may be required to establish additional allowances on these loans.

Given the significant judgment used in estimating the allowance for loan losses, Vive's loan loss reserves may not be sufficient to cover actual losses. Future increases in the allowance for credit losses or actual write-offs will result in a decrease in net earnings and could have a material adverse effect on our business, results of operations and financial condition.

Risks Related to the Spin-Off of The Aaron’s Company, Inc.

General

On November 30, 2020, we consummated the spin-off (the “Spin-Off”) of The Aaron’s Company, Inc. (“The Aaron’s Company”), an omnichannel provider of lease-purchase solutions through its 1,400 company-operated and franchised stores in 47 U.S. states, Canada and Puerto Rico. We may not realize some or all of the anticipated strategic, financial or other benefits from the Spin-Off. As a result of the Spin-Off, we are smaller and less diversified, with a narrower business focus that may make us more vulnerable to changing market conditions, which could materially and adversely affect our results of operations, financial condition, and prospects. Execution of the Spin-Off created a number of risks to our internal processes, including increasing the possibility of a failure to maintain an adequate control environment due to changes to our financial reporting processes. There are also dis-synergies from separating The Aaron’s Company that could negatively impact our balance sheet, gross margin and profit. Further, the combined value of our common stock and Aaron’s common stock may not be equal to or greater than what the value of our common shares would have been had the Spin-Off not occurred.

We may not achieve some or all of the expected benefits of the Spin-Off, and the Spin-Off may materially and adversely affect our results of operations, financial condition, and prospects.

We may not be able to achieve the full strategic and financial benefits expected to result from the Spin-Off, or such benefits may be delayed or not occur at all. The Spin-Off is expected to provide the following benefits, among others: allowing us to more effectively pursue and implement our operating initiatives and enhancing our management’s and board’s focus and oversight on our strategic priorities, providing shareholders greater visibility into the individual operational and financial characteristics of our business, and allowing us to more efficiently allocate capital according to our strategic priorities. If we fail to achieve some or all of the benefits expected to result from the Spin-Off, or if such benefits are delayed, it could have a material adverse effect on our results of operations, financial condition, and prospects.

We may not achieve these and other anticipated benefits for a variety of reasons, including, among others: the Spin-Off required, and subsequent ongoing Spin-Off related matters continue to require, significant amounts of our management’s time and effort, which may divert our management’s attention from operating and growing our business; we may be more susceptible to market fluctuations and other adverse events than we were prior to the Spin-Off; and, as a standalone company, our business is less diversified than it was prior to the Spin-Off.

We may not be able to offset known dis-synergies that arose as a result of the Spin-Off, or offset these as rapidly or to the degree that we anticipate.

Prior to the Spin-Off, our business was integrated with The Aaron’s Company. Historically, we shared economies of scope and scale in costs, employees, and certain vendor relationships. Although we entered into a transition services agreement with Aaron’s, these arrangements are limited in duration, may not fully capture the benefits that we have enjoyed as a result of being integrated with Aaron’s, and may result in us paying higher charges than in the past for these services.

In addition, prior to the Spin-Off, various corporate functions served both us and The Aaron’s Company, such as legal, treasury, accounting, auditing, risk management, investor relations, public affairs and finance. As part of the Spin-Off, we have been required to set up separate, stand-alone functions in these areas, resulting in increased costs of staffing, technology and various other areas. While we plan to offset these dis-synergies over time, we may be unable to do so as rapidly, or to the degree, that we anticipate, and these costs may be material to our financial performance.

In connection with the Spin-Off, The Aaron’s Company agreed to indemnify us for certain liabilities, and we agreed to indemnify The Aaron’s Company for certain liabilities. If we are required to make payments to The Aaron’s Company under these indemnities, our financial results could be negatively impacted. The Aaron’s Company indemnity may not be sufficient to hold us harmless from the full amount of liabilities for which Aaron’s will be allocated responsibility, and The Aaron’s Company may not be able to satisfy its indemnification obligations in the future.

Pursuant to our separation agreement and certain other agreements with The Aaron’s Company, The Aaron's Company agreed to indemnify us for certain liabilities, and we agreed to indemnify The Aaron’s Company for certain liabilities, in each case for uncapped amounts. Third parties could also seek to hold us responsible for any of the liabilities that The Aaron’s Company has agreed to retain. Any amounts we are required to pay pursuant to these indemnification obligations and other liabilities could require us to divert cash that would otherwise have been used in furtherance of operating our business and implementing our strategic plan. Further, the indemnity from The Aaron’s Company may not be sufficient to protect us against the full amount of such liabilities, and The Aaron’s Company may not be able to fully satisfy its indemnification obligations. Moreover, even if we ultimately succeed in recovering from The Aaron’s Company any amounts for which we are held liable, we may be temporarily required to bear those losses ourselves. Each of these risks could negatively affect our results of operations, financial condition, and prospects.

If the Spin-Off, together with certain related transactions, does not qualify as a transaction that is generally tax free for U.S. federal income tax purposes, our Company or our shareholders could be subject to significant tax liabilities.

It was a condition to the distribution that we received an opinion of counsel regarding the qualification of the Spin-Off, together with certain related transactions, as a transaction that is generally tax free for U.S. federal income tax purposes under Sections 355 and 368(a)(1)(D) of the Code. The opinion of counsel was based upon and relied on, among other things, certain facts and assumptions, as well as certain representations, statements and undertakings of us and Aaron’s, including those relating to the past and future conduct of us and The Aaron’s Company. If any of these representations, statements or undertakings are, or become, inaccurate or incomplete, or if we or The Aaron’s Company breaches any of the covenants in the Spin-Off documents, the opinion of counsel may be invalid and the conclusions reached therein could be jeopardized.

Notwithstanding the opinion of counsel, the Internal Revenue Service (“IRS”) could determine that the Spin-Off, together with certain related transactions, should be treated as a taxable transaction if it determines that any of the representations, assumptions or undertakings upon which the opinion of counsel was based are false or have been violated, or if it disagrees with the conclusions in the opinion of counsel. The opinion of counsel is not binding on the IRS and there can be no assurance that the IRS will not assert a contrary position.

If the Spin-Off, together with certain related transactions, fails to qualify as a transaction that is generally tax-free, for U.S. federal income tax purposes, under Sections 355 and 368(a)(1)(D) of the Code, in general, we would recognize taxable gain as if we had sold the The Aaron’s Company common stock in a taxable sale for its fair market value and our shareholders who received Aaron’s shares in the Spin-Off would be subject to tax as if they had received a taxable distribution equal to the fair market value of such shares.

Under the tax matters agreement that we entered into with The Aaron’s Company in connection with Spin-Off, The Aaron’s Company may be required to indemnify us against any additional taxes and related amounts resulting from (a) an acquisition of all or a portion of the equity securities or assets of The Aaron’s Company, whether by merger or otherwise (and regardless of whether The Aaron’s Company participated in or otherwise facilitated the acquisition), (b) other actions or failures to act by The Aaron’s Company or (c) any of The Aaron’s Company representations or undertakings in connection with the separation and the distribution being incorrect or violated. Any such indemnity obligations, including the obligation to indemnify us for taxes resulting from the distribution and certain related transactions not qualifying as tax-free, could be material, and there can be no assurance that The Aaron’s Company will be able to pay any such indemnification.

Under current law, a separation can be rendered taxable to the parent corporation and its shareholders as a result of certain post-separation acquisitions of shares or assets of the spun-off corporation. For example, a separation may result in taxable gain to the parent corporation under Section 355(e) of the Code if the separation were later deemed to be part of a plan (or series of related transactions) pursuant to which one or more persons acquire, directly or indirectly, shares representing a 50 percent or greater interest (by vote or value) in the spun-off corporation. To preserve the U.S. federal income tax treatment of the Spin-Off, and in addition to The Aaron’s Company indemnity obligation described above, the tax matters agreement restricts The Aaron’s Company, for the two-year period following the distribution, except in specific circumstances, from:

•entering into any transaction pursuant to which all or a portion of The Aaron’s Company common stock or assets would be acquired, whether by merger or otherwise;
•issuing equity securities in a transaction (or series of related transactions) that could result in a 50% or greater acquisition of The Aaron’s Company stock (as determined under applicable tax rules);
•repurchasing shares of The Aaron’s Company capital stock other than in certain open-market transactions;
•ceasing to actively conduct certain aspects of The Aaron’s Company business; and/or
•taking or failing to take any other action that would jeopardize the expected U.S. federal income tax treatment of the distribution and certain related transactions.

There can be no assurance that The Aaron’s Company will comply with these restrictions. Failure of The Aaron’s Company to satisfy its obligations could have a substantial impact on our tax obligations, consolidated financial condition and cash flows.

The Aaron’s Company may fail to perform certain transitional services or we may fail to have necessary systems and services in place when the transition services agreement expires.

In connection with the Spin-Off, we and The Aaron’s Company entered into a transition services agreement pursuant to which we and The Aaron’s Company provide each other certain transitional services, including treasury and employee benefits administration, information technology and general administrative services, on an interim, transitional basis. The fees paid under the transition services agreement may not be adequate to compensate us for the costs of performing the services. In addition, during the transition service periods, our management and employees may be required to divert their attention away from our business in order to provide services to The Aaron’s Company, which could adversely affect our business. Furthermore, we will rely on The Aaron’s Company to satisfy its obligations under this agreement. If The Aaron’s Company is unable to satisfy its obligations under this agreement, we could incur operational difficulties or losses. Upon expiration of the transition services agreement, each of the services that are covered in such agreement will have to be provided internally or by third parties, and providing them internally or having third parties perform them may be at a higher cost to us than when they were provided to us by The Aaron’s Company, or we may not be able to perform or obtain the performance of such services at all. If we do not have agreements with other providers of these services once the transition services agreement expires or terminates, we may not be able to operate our business effectively, which may have a material adverse effect on our results of operations, financial condition, and prospects.

Potential liabilities in connection with the Spin-Off may arise under fraudulent conveyance and transfer laws and legal capital requirements.

With respect to the Spin-Off, if either we or The Aaron’s Company subsequently fails to pay our creditors or enter insolvency proceedings, the transaction may be challenged under U.S. federal, U.S. state and foreign fraudulent conveyance and transfer laws, as well as legal capital requirements governing distributions and similar transactions. If a court were to determine under these laws that the transaction in question failed to satisfy applicable legal capital requirements, the court could determine that the Spin-Off was voidable, in whole or in part. Subject to various defenses, the court could then require us or The Aaron’s Company, or other recipients of value in connection with the Spin-Off (potentially including recipients of shares of The Aaron’s Company common stock in connection with the Spin-Off), as the case may be, to turn over value to other entities involved in the Spin-Off and contemplated transactions for the benefit of unpaid creditors. The measure of insolvency and applicable legal capital requirements will vary depending upon the jurisdiction whose law is being applied.

We might not be able to engage in desirable strategic transactions and equity issuances because of certain restrictions relating to requirements for tax-free distributions.

Our ability to engage in significant equity transactions could be limited or restricted in order to preserve, for U.S. federal income tax purposes, the tax-free nature of the Spin-off. Even if the Spin-off otherwise qualifies for tax-free treatment under Section 355 of the Code, it may result in corporate-level taxable gain to us under Section 355(e) of the Code if there is a 50% or greater change in ownership, by vote or value, of shares of our stock, The Aaron’s Company stock or the stock of a successor of either occurring as part of a plan or series of related transactions that includes the Spin-off. Any acquisitions or issuances of our stock or The Aaron’s Company stock within two years after the Spin-off are generally presumed to be part of such a plan, although we or The Aaron’s Company may be able to rebut that presumption.

Under the tax matters agreement that we entered into with The Aaron’s Company, we are prohibited from taking or failing to take any action that prevents the Spin-off from being tax-free.

These restrictions may limit our ability to pursue strategic transactions or engage in new business or other transactions that may maximize the value of our business. Moreover, the tax matters agreement also may provide that we are responsible for any taxes imposed on us or any of our affiliates as a result of the failure of the Spin-off to qualify for favorable treatment under the Code if such failure is attributable to certain actions taken after the Spin-off by or in respect of us, any of our affiliates or our shareholders.

General Risk Factors

If we fail to establish and maintain effective internal control over financial reporting and disclosure controls and procedures, we may not be able to accurately report our financial results, or report them in a timely manner.

As a public company, we are required to document and test our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 so that our management can certify, on an annual basis, that our internal control over financial reporting is effective. In addition, we are required to, among other things, establish and periodically evaluate procedures with respect to our disclosure controls and procedures.

If we fail to establish and maintain effective internal control over financial reporting and disclosure controls and procedures, we may not be able to accurately report our financial results, or report them in a timely manner, which could cause a decline in our stock price and adversely affect our results of operations, financial condition, and prospects. In addition, if our senior management is unable to conclude that we have effective internal control over financial reporting, or to certify the effectiveness of such controls, or if our independent registered public accounting firm cannot render an unqualified opinion on the effectiveness of our internal control over financial reporting, when required, or if material weaknesses in our internal controls are identified, we could be subject to increased regulatory scrutiny and a loss of public and investor confidence, which could also have a material adverse effect on our business and our stock price.

Our risk management processes and procedures may not be effective in mitigating our risks.

We continue to establish and enhance processes and procedures intended to identify, measure, monitor and control the types of risk to which we are subject, including, but not limited to, decisioning risks related to the leases and loans Progressive Leasing and Vive originate, strategic risk, regulatory risk and operational risk. We seek to monitor and control our risk exposure through a framework that includes our risk appetite, enterprise risk assessment process, risk policies, procedures and controls, reporting requirements, risk culture and governance structure. Our framework, however, may not always effectively identify and control our risks. In addition, there may also be risks that exist, or that develop in the future, that we have not appropriately anticipated, identified or mitigated. If our risk management framework does not effectively identify and control our risks, both those we are aware of and those we do not anticipate, including as a result of changes in economic conditions, we could suffer unexpected losses that could have a material and adverse effect on our results of operations, financial condition, and prospects.

Our stock price is volatile, and you may not be able to recover your investment if our stock price declines.

The price of our common stock has been volatile and may be significantly affected by factors such as:

•our ability to meet market expectations with respect to the growth and profitability of each of our operating segments;
•quarterly variations in our key operating metrics, such as revenue, active customer count, gross merchandise volume and profitability that are not necessarily indicative of longer-term operating performance and valuation;
•quarterly variations in our competitors’ results of operations;
•changes in earnings estimates or buy/sell recommendations by securities or industry analysts;
•how our actual financial performance compares to the financial performance outlook we provide;
•federal, state or local regulatory proposals, initiatives, actions or changes that are, or are perceived to be, adverse to our operations, including any continuing impacts of the FTC Settlement as discussed above;
•the stock price performance of comparable companies; and
•continuing unpredictable global and regional economic conditions, in particular those relating to the COVID-19 pandemic.

If securities or industry analysts publish research that is unfavorable about our business, our stock price and trading volume could decline.

As described above, the trading market for our common stock depends in part on the research and reports that securities or industry analysts publish about our business. We currently have a limited number of analysts who are publishing research about us. In the event that one or more of our analysts downgrades our stock or publishes misleading or unfavorable research about our business, our stock price could decline. If one or more of these analysts ceases coverage of the Company, demand for our stock may decrease, which could cause our stock price or trading volume to decline.

Our actual operating results may differ significantly from our guidance.

From time to time, we issue guidance in our quarterly earnings conference calls, or otherwise, regarding our future performance that represents our management’s estimates as of the date of release. This guidance, which constitutes forward-looking statements, is based upon a number of management's assumptions and estimates that, while presented with numerical specificity, are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control, and are based upon specific assumptions with respect to future business decisions, some of which will change. While we have stated and we intend to continue to state possible outcomes as high and low ranges that are intended to provide a sensitivity analysis as variables change, we can provide no assurances that actual results will not fall outside of the suggested ranges.

The principal reason we release guidance is to provide a basis for our management to discuss our business outlook with analysts and investors. We do not accept any responsibility for any projections or reports published by any of these persons.

Guidance is necessarily speculative in nature, and it can be expected that some or all of the assumptions underlying the guidance furnished by us will prove to be incorrect or will vary significantly from actual results. For example, on a number of occasions over the last several years, we adjusted our guidance when actual results varied from our assumptions. Accordingly, our guidance is only an estimate of what management believes is realizable as of the date of release. Actual results will vary from our guidance, and the variations may be material.

We do not anticipate paying any dividends on our common stock in the foreseeable future. As a result, shareholders will need to sell their shares of common stock to receive any income or realize a return on their investment.

We do not anticipate paying any dividends on our common stock in the foreseeable future. Any declaration and payment of future dividends to holders of our common stock may be limited by the provisions of Georgia law, among other considerations. The future payment of dividends, if permitted, will be at the sole discretion of our Board of Directors and will depend on many factors, including our earnings, financial condition, and other considerations that our Board of Directors deem relevant. As a result, to receive any income or realize a return on their investment, our shareholders will need to sell their shares of common stock.

We are a holding company and are dependent on the operations and funds of our subsidiaries.

As a holding company, we are dependent on dividends, distributions and other payments from our subsidiaries, particularly Progressive Leasing, (i) to fund payments on our obligations, including debt obligations, (ii) to provide funding and capital as needed to our operating subsidiaries, and (iii) to repurchase shares and pay dividends, to the extent our Board of Directors approves them.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
The Company leases call center space, and management and information technology space for corporate functions under operating leases expiring at various times through 2027. Most of the leases contain renewal options for additional periods ranging from three to five years. The following table sets forth certain information regarding our corporate and segment management, and significant call center facilities as of December 31, 2020:

LOCATION	SEGMENT, PRIMARY USE AND HOW HELD	SQ. FT.
Draper, Utah	Progressive Leasing—Corporate Management/Call Center – Leased	148,000
Glendale, Arizona	Progressive Leasing—Corporate Management/Call Center – Leased	69,000
Draper, Utah	Vive—Corporate Management/Call Center – Leased	25,000

We believe that all of our facilities are well maintained and adequate for their current and reasonably foreseeable uses.
ITEM 3. LEGAL PROCEEDINGS
From time to time, we are party to various legal proceedings arising in the ordinary course of business. While any proceeding contains an element of uncertainty, we do not currently believe that any of the outstanding legal proceedings to which we are a party will have a material adverse impact on our business, financial position or results of operations. However, an adverse resolution of a number of these items may have a material adverse impact on our business, financial position or results of operations. For further information, see Note 10 in the accompanying consolidated financial statements under the heading "Legal Proceedings," which discussion is incorporated by reference in response to this Item 3.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information, Holders and Dividends
Effective December 1, 2020, all shares of the Company's common stock were trading as a single class on the New York Stock Exchange ("NYSE") under the ticker symbol "PRG." Between November 25, 2020 and December 1, 2020, the Company's common stock traded in two markets on the NYSE: in the “regular-way” market under the symbol “AAN” and under the name, “Aaron’s Holdings Company, Inc.”, and in the “ex-distribution” market under the symbol “PRG WI.” and under the name “PROG Holdings, Inc.” Prior to November 25, 2020, the Company's common stock was trading as a single class on the NYSE under the ticker symbol "AAN." The CUSIP number of the Company's common stock is 74319R101.
The number of shareholders of record of the Company's common stock at February 23, 2021 was 722. The closing price for the common stock at February 23, 2021 was $53.11.
We do not anticipate paying any dividends on our common stock in the foreseeable future. Any declaration and payment of future dividends to holders of our common stock may be limited by the provisions of Georgia law, among other considerations. The future payment of dividends, if permitted, will be at the sole discretion of our Board of Directors and will depend on many factors, including our earnings, financial condition, and other considerations that our Board of Directors deem relevant.

Issuer Purchases of Equity Securities
The following table presents our share repurchase activity for the three months ended December 31, 2020:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs[1]
October 1, 2020 through October 31, 2020	—	—	—	$262,010,238
November 1, 2020 through November 30, 2020	—	—	—	262,010,238
December 1, 2020 through December 31, 2020	—	—	—	262,010,238
Total	—		—
1Share repurchases are conducted under authorizations made from time to time by the Company’s Board of Directors. On February 22, 2021, the Company's Board of Directors terminated the share repurchase program referred to in the above table and replaced it with a new repurchase program that will permit the Company to repurchase up to $300 million of the Company's outstanding common stock. Subject to the terms of the Board's authorization and applicable law, repurchases may be made at such times and in such amounts as the Company deems appropriate. Repurchases may be discontinued at any time.

Securities Authorized for Issuance Under Equity Compensation Plans
Information concerning the Company's equity compensation plans is set forth in Item 12 of Part III of this Annual Report on Form 10-K.

Performance Graph
Comparison of 5 Year Cumulative Total Return*
Among PROG Holdings, Inc., the S&P Midcap 400 Index, S&P North American Technology Sector Index, and S&P 400 Retailing Index

$400
$350
$300
$250
$200
$150
$100
$50
$0
2015
2016
2017
2018
2019
2020
PROG Holdings, Inc.
S&P Midcap 400
S&P North American Technology Sector Index
S&P 400 Retailing Index

*$100 invested on 12/31/15 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.
The line graph above and the table below compare, for the last five years, the yearly dollar change in the cumulative total shareholder returns (assuming reinvestment of dividends) on the Company's common stock with that of the S&P Midcap 400 Index, S&P North American Technology Sector Index, and the S&P 400 Retailing Index. The spin off of The Aaron's Company on November 30, 2020 was reflected as a $9.60 per share special dividend in calculating the PROG Holdings cumulative total shareholder return. Shareholders of PROG Holdings received one share of The Aaron's Company for every two shares of PROG Holdings common stock in the distribution related to the separation and spin off. The $9.60 per share special dividend was based on the November 30, 2020 closing price of one share of The Aaron's Company common stock, on a "when issued" basis, which was $19.19, adjusted for the distribution ratio.

December 31,	2015	2016	2017	2018	2019	2020
PROG Holdings, Inc.	$100.00	$143.43	$179.24	$189.65	$258.22	$281.99
S&P Midcap 400	100.00	120.74	140.35	124.80	157.49	179.00
S&P North American Technology Sector Index	100.00	113.56	156.46	160.96	229.67	333.37
S&P 400 Retailing Index	100.00	103.42	117.35	127.37	132.86	169.18

ITEM 6. SELECTED FINANCIAL DATA

On November 19, 2020, the SEC adopted certain amendments to Regulation S-K, which are intended to modernize, simplify, and enhance certain financial disclosure requirements. Among other topics of focus, the amendments eliminated the requirements of Item 301, Selected Financial Data, which required certain public companies to provide the last five years of selected financial data in tabular form. Companies can elect to comply with certain or all amendments on or after February 10, 2021, with compliance becoming mandatory on August 9, 2021. The Company has elected to comply with the provision of the amendment allowing certain registrants to stop providing selected financial data.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following Management's Discussion and Analysis ("MD&A") is intended to help the reader understand the results of operations and financial condition of PROG Holdings, Inc. and should be read in conjunction with the consolidated financial statements and the accompanying notes. Throughout the MD&A we refer to various notes to our Consolidated Financial Statements which appear in Item 8 of this Form 10-K. The following discussion may contain forward-looking statements that reflect our plans, estimates and beliefs and involve risks, uncertainties and assumptions. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include those discussed in Item 1A. Risk Factors and "Forward-Looking Statements" of this Form 10-K.
Business Overview
PROG Holdings, Inc. ("we," "our," "us," the "Company", or "PROG Holdings") is a financial technology holding company with two operating segments: (i) Progressive Leasing, which offers lease-to-own transactions primarily to credit-challenged consumers, through point-of-sale and e-commerce retail partners, via in-store, mobile and online solutions; and (ii) Vive Financial ("Vive"), which provides customers who may not qualify for traditional prime lending with a variety of second-look, revolving credit products, through private label and Vive-branded cards.
Our Progressive Leasing segment provides consumers with lease-purchase solutions through approximately 25,000 third-party point-of-sale partner locations ("POS partners") and e-commerce websites in 45 states and the District of Columbia. It does so by purchasing merchandise from the POS partners desired by customers and, in turn, leasing that merchandise to the customers through a cancellable lease-to-own transaction. Progressive Leasing consequently has no stores of its own, but rather offers lease-purchase solutions to the customers of traditional and e-commerce retailers.
Our Vive segment primarily serves customers that may not qualify for traditional prime lending offers who desire to purchase goods and services from participating merchants. Vive offers customized programs, with services that include revolving loans through private label and Vive-branded credit cards. Vive's current network of over 3,000 POS partner locations and e-commerce websites includes furniture, mattresses, fitness equipment, and home improvement retailers, as well as medical and dental service providers.
Separation and Distribution of the Aaron's Business segment
On November 30, 2020, PROG Holdings (previously "Aaron's Holdings Company, Inc.") completed the separation of its Aaron's Business segment from its Progressive Leasing and Vive segments. The separation was effected through a tax-free distribution of all outstanding shares of common stock of The Aaron's Company, Inc. (referred to herein as "The Aaron's Company") to the PROG Holdings shareholders of record as of the close of business on November 27, 2020 (referred to as the "separation and distribution transaction"). Through that distribution, shareholders of PROG Holdings received one share of The Aaron's Company for every two shares of PROG Holdings common stock. Upon completion of the separation and distribution transaction on November 30, 2020, The Aaron's Company became an independent, publicly traded company under the symbol "AAN" on the New York Stock Exchange, while PROG Holdings continued to be listed on the New York Stock Exchange under the new symbol "PRG".
Prior to the separation and distribution transaction, the Company's operating segments were Progressive Leasing, Aaron's Business, and Vive. All direct revenues and expenses of the Aaron's Business operations have been classified within discontinued operations, net of income tax, within our consolidated statements of earnings for all periods through the separation and distribution date of November 30, 2020. Corporate expenses that have previously been reported as expenses of the Aaron's Business segment did not qualify for classification within discontinued operations and are reported as unallocated corporate expenses for segment purposes within continuing operations. These unallocated corporate expenses are in addition to corporate overhead costs allocated to the Progressive Leasing and Vive segments for periods through the separation and distribution date of November 30, 2020. We have focused our discussion in the MD&A on our continuing operations of Progressive Leasing, Vive, and unallocated corporate expenses.
Recent Developments and Operational Measures Taken by Us in Response to the COVID-19 Pandemic
On March 11, 2020, the World Health Organization declared the outbreak of COVID-19 a pandemic. In response, local, state and federal governmental authorities issued various forms of stay at home orders. Those orders resulted in store closures or reduced hours and scope of operations for many of our POS partners. In addition, demand for those POS partners’ merchandise was unfavorably impacted by their customers voluntarily electing to stay at home, even for those POS partners whose stores were able to remain open due to being classified as essential businesses. Most stay-at-home orders were lifted during the second quarter of 2020, and most of our POS partners reopened during the second quarter under various operating models, such as reopening physical locations at full capacity or at reduced capacity and/or with curbside-only transactions. While customer demand improved throughout the third and fourth quarters of 2020, supply chain disruptions have resulted in shortages of available products at certain POS partners, primarily in the appliance, electronics and furniture categories. These pandemic-related developments had an unfavorable impact on Progressive Leasing’s generation of new lease agreements, gross merchandise volume and revenues during 2020.
The COVID-19 pandemic may adversely impact our business, results of operations, financial condition, liquidity and/or cash flow in future periods. The extent of any such adverse impacts likely would depend on several factors, including (i) the length and severity of the outbreak, including, for example, localized outbreaks or additional waves of COVID-19 cases; (ii) the impact of any such outbreaks on our customers, POS partners, and employees; (iii) the nature of any government orders issued in response to such outbreaks; (iv) whether there is additional government stimulus in response to the COVID-19 outbreak, as well as the nature, timing and amount of such stimulus payments; and (v) supply chain disruptions for our POS partners.
The following summarizes significant developments and operational measures taken by the Company in response to the COVID-19 pandemic:
•We continue to invest heavily in technology aimed at enhancing our e-commerce solutions with our POS partners.
•To protect the health of our employees and their families, we have transitioned most of our employees to work-from-home status and have implemented significant steps to reduce the risk of exposure to employees who are not able to work-from-home.
The Coronavirus Aid, Relief, and Economic Security Act ("CARES Act")
In response to the global impacts of COVID-19 on U.S. companies and citizens, the government enacted the CARES Act on March 27, 2020. We believe a significant portion of our Progressive Leasing and Vive customers received stimulus payments and/or federally supplemented unemployment payments during 2020, which enabled them to continue making payments to us under their lease-to-own or credit card agreements, despite the economically challenging times resulting from the COVID-19 pandemic.
The CARES Act also included several tax relief options for companies, which resulted in the following provisions available to the Company:
•The Company elected to carryback its 2018 net operating losses of $242.2 million to 2013, thus generating a refund of $84.4 million, which was received in July 2020, and an income tax benefit of $34.2 million recognized in 2020. Vive filed a separate federal return from the Company and has also elected to carryback its 2018 and 2019 net operating losses of $5.4 million and $5.2 million, respectively, to 2013 and 2014, thus generating a refund of $1.8 million in 2020, and an estimated refund of $1.8 million in 2021 and an income tax benefit of $1.4 million recognized in 2020. The discrete tax benefits are the result of the federal income tax rate differential between the current statutory rate of 21% and the 35% rate applicable to 2013 and 2014.
•The Company will defer all payroll taxes that it is permitted to defer under the CARES Act, which generally applies to Social Security taxes otherwise due, with 50% of the tax payable on December 31, 2021 and the remaining 50% payable on December 31, 2022.
•Certain wages and benefits that were paid to furloughed employees may be eligible for an employee retention credit of up to 50% of wages paid to eligible employees.
The federal government's supplement to unemployment payments lapsed on July 31, 2020 but was temporarily extended on a prospective basis beginning December 26, 2020. The current nature and/or extent of future stimulus measures, if any, remains unknown. We cannot be certain that our customers will continue making their payments to us if the federal government does not continue supplemental unemployment benefits or enact additional stimulus measures. The government's failure to do so could result in a significant reduction in the portion of our customers who continue making payments owed to us under their lease-to-own or credit card agreements. Additionally, any further stimulus measures that may be enacted in the future may result in our customers receiving such benefits, but we cannot be certain that our customers will use such benefits to continue making payments to us under their lease-to-own or credit card agreements.
Additionally, any future stimulus payments and/or federally supplemented unemployment payments may result in changing consumer spending behaviors resulting in fewer consumers executing lease-to-own or credit card agreements with us and/or more active customers electing early lease buyouts options, which have lower margins.

Strategy
We are executing a strategic plan that focuses on the following items and that we believe positions us for success over the long-term:
•Grow gross merchandise volume ("GMV") with existing and new POS partners;
•Invest in technology that simplifies and improves the customer experience;
•Leverage our large database to drive repeat business;
•Broaden our product ecosystem through research and development efforts and strategic acquisitions; and
•Employ direct-to-consumer marketing to drive shoppers in-store and online.
Highlights
The following summarizes significant highlights from the year ended December 31, 2020:
•On November 30, 2020, we completed the spin-off of our Aaron's Business segment through a distribution of all outstanding shares of common stock of The Aaron's Company to the PROG Holdings shareholders.
•We reported record revenues from continuing operations of $2.5 billion in 2020, an increase of 14.9% compared to 2019, despite our POS partners being unfavorably impacted by the COVID-19 pandemic and significant changes to consumer spending and payment behaviors. Our growth in revenues was driven by strong customer payment activity and higher average merchandise price per lease. The COVID-19 pandemic challenges contributed to the decline in active customer count of 7.5% and a slow in the rate of growth of consolidated gross merchandise volume, which increased by 4.5% year over year.
•Earnings from continuing operations before income taxes increased to $271.6 million compared to $27.6 million in 2019. The increase in earnings from continuing operations before income taxes is primarily due to overall revenue growth and a decreased provision for lease merchandise write-offs, as well as the $179.3 million legal and regulatory expenses incurred in 2019 related to the Progressive Leasing settlement with the FTC, further discussed in Note 10 in the accompanying consolidated financial statements.
Key Operating Metrics
Gross Merchandise Volume. We believe gross merchandise volume is a key performance indicator of our Progressive Leasing and Vive segments, as it provides the total value of new lease and loan originations written into our portfolio over a specified time period. Gross merchandise volume does not represent revenues earned by the Company, but rather is a leading indicator we use in forecasting revenues the Company may earn in the short-term. Progressive Leasing gross merchandise volume is defined as the retail price of merchandise acquired by Progressive Leasing, which we then lease to our customers. Vive gross merchandise volume is defined as gross loan originations. The following table presents our gross merchandise volume for the Company for the years presented:

For the Year Ended December 31 (Unaudited and In Thousands)	2020	2019	2018
Gross Merchandise Volume - Progressive Leasing	$1,851,308	$1,812,824	$1,471,484
Gross Merchandise Volume - Vive	130,751	83,109	83,201
Total Gross Merchandise Volume	$1,982,059	$1,895,933	$1,554,685
The increase in gross merchandise volume was driven by an increase in the average merchandise price per lease in 2020 compared to 2019 and growth in Vive's loan originations in the second half of 2020, partially offset by challenges the COVID-19 pandemic caused our POS partners, which included store closures and/or disruptions and unavailability of certain merchandise for periods of time in 2020.

Active Customer Count. Our active customer count represents the total number of customers that have an active lease agreement with our Progressive Leasing segment or an active loan with our Vive segment. The following table presents our consolidated active customer count, which includes an immaterial number of customers that have both an active lease agreement and loan agreement, for the Company for the years presented:

As of December 31 (Unaudited)	2020	2019	2018
Active Customer Count - Progressive Leasing	970,000	1,072,000	876,000
Active Customer Count - Vive	66,000	48,000	44,000
Total Active Customer Count	1,036,000	1,120,000	920,000
The decline in active customer count is due primarily to challenges our POS partners experienced in 2020 from the COVID-19 pandemic, which resulted in store closures and/or disruptions for periods of time in 2020, and also due to customers of our POS partners purchasing products, instead of leasing them, due to the government stimulus. The decline in Progressive Leasing customers was also impacted by an increase in customers electing to exercise early lease buyouts in 2020.
Key Components of Earnings from Continuing Operations Before Income Taxes
In this MD&A section, we review our consolidated results. For the year ended December 31, 2020 and the comparable prior year periods, some of the key revenue and cost and expense items that affected earnings before income taxes were as follows:
Revenues. We separate our total revenues into two components: (i) lease revenues and fees and (ii) interest and fees on loans receivable. Lease revenues and fees include all revenues derived from lease agreements from our Progressive Leasing segment. Interest and fees on loans receivable represents merchant fees, finance charges and annual and other fees earned on loans originated by Vive.
Depreciation of Lease Merchandise. Depreciation of lease merchandise primarily reflects the expense associated with depreciating merchandise leased to customers by Progressive Leasing.
Provision for Lease Merchandise Write-offs. The provision for lease merchandise write-offs represents the estimated merchandise losses incurred but not yet identified by management.
Operating Expenses. Operating expenses include personnel costs, the provision for loan losses, professional services expense, intangible asset amortization expense, occupancy costs, advertising and marketing, among other expenses. Operating expenses include certain corporate overhead costs that are allocated to Progressive Leasing and Vive segments for periods prior to the separation and distribution date of November 30, 2020. Operating expenses also include unallocated corporate expenses, which is primarily personnel costs, that have previously been reported as expenses of the Aaron's Business segment that did not qualify for classification within discontinued operations.
Legal and Regulatory (Income) Expense, Net of Insurance Recoveries. Legal and regulatory expense includes regulatory charges and legal expenses incurred, net of insurance recoveries for certain third-party legal costs, related to Progressive Leasing's 2019 settlement of the FTC matter discussed in Note 10 in the accompanying consolidated financial statements.
Separation Related Charges. Separation related charges primarily relate to stock-based compensation expense associated with the modification of outstanding equity awards and executive retirement charges related to the spin-off of the Aaron's Business segment.
Interest Expense. Interest expense consists of interest incurred on the Company's senior unsecured revolving credit facility that was entered into on November 24, 2020 in conjunction with the separation and distribution transaction. All interest expense incurred on the Company's previous debt agreements has been classified within discontinued operations, as the repayment of the debt was required under the terms of the loan agreements in the event of a fundamental change to the Company, and the legal obligor of these agreements was a legal entity within The Aaron's Company.

Results of Operations
Results of Operations – Years Ended December 31, 2020 and 2019

			Change
	Year Ended December 31,		2020 vs. 2019
(In Thousands)	2020	2019	$	%
REVENUES:
Lease Revenues and Fees	$2,443,405	$2,128,133	$315,272	14.8%
Interest and Fees on Loans Receivable	41,190	35,046	6,144	17.5
	2,484,595	2,163,179	321,416	14.9
COSTS AND EXPENSES:
Depreciation of Lease Merchandise	1,690,922	1,445,027	245,895	17.0
Provision for Lease Merchandise Write-offs	131,332	153,516	(22,184)	(14.5)
Operating Expenses	373,460	357,762	15,698	4.4
Legal and Regulatory (Income) Expense, Net of Insurance Recoveries	(835)	179,261	(180,096)	nmf
Separation Related Charges	17,953	—	17,953	nmf
	2,212,832	2,135,566	77,266	3.6

OPERATING PROFIT	271,763	27,613	244,150	884.2
Interest Expense	(187)	—	(187)	nmf

EARNINGS FROM CONTINUING OPERATIONS BEFORE INCOME TAX EXPENSE	271,576	27,613	243,963	883.5

INCOME TAX EXPENSE	37,949	52,228	(14,279)	(27.3)

NET EARNINGS (LOSS) FROM CONTINUING OPERATIONS	$233,627	$(24,615)	$258,242	nmf

NET (LOSS) EARNINGS FROM DISCONTINUED OPERATIONS, NET OF INCOME TAX	(295,092)	56,087	(351,179)	nmf
NET (LOSS) EARNINGS	$(61,465)	$31,472	$(92,937)	nmf
nmf—Calculation is not meaningful

Revenues
Information about our revenues by source and reportable segment is as follows:

			Change
	Year Ended December 31,		2020 vs. 2019
(In Thousands)	2020	2019	$	%
REVENUES:
Lease Revenues and Fees[1]	$2,443,405	$2,128,133	$315,272	14.8%
Interest and Fees on Loans Receivable[2]	41,190	35,046	6,144	17.5
Total Revenues	$2,484,595	$2,163,179	$321,416	14.9%
1 All Lease Revenues and Fees are attributable to the Progressive Leasing segment.
2 All Interest and Fees on Loans Receivable are attributable to the Vive segment.
Progressive Leasing revenues increased driven by strong payment activity, including higher customer early lease buyout activity, a 2.1% increase in gross merchandise volume and an increase in average merchandise price per lease. The increase in Vive revenues was due to a 57.3% growth in gross merchandise volume in 2020.
Operating Expenses
Information about certain significant components of operating expenses is as follows:

			Change
	Year Ended December 31,		2020 vs. 2019
(In Thousands)	2020	2019	$	%
Personnel Costs	$190,688	$181,242	$9,446	5.2%
Occupancy Costs	16,224	15,898	326	2.1
Bad Debt Expense	86	1,337	(1,251)	(93.6)
Advertising	6,627	6,967	(340)	(4.9)
Provision for Loan Losses	34,038	21,667	12,371	57.1
Intangible Amortization	22,141	22,263	(122)	(0.5)
Professional Services	23,325	26,323	(2,998)	(11.4)
Other Operating Expenses	80,331	82,065	(1,734)	(2.1)
Operating Expenses	$373,460	$357,762	$15,698	4.4%
Personnel costs classified as continuing operations include costs historically attributed to the Progressive Leasing and Vive segments, as well as certain corporate personnel costs that were previously unallocated. Personnel costs for Progressive Leasing increased by $9.8 million in 2020, mainly due to continued hiring to support the growth of the business. This increase was partially offset by a decrease in shared corporate personnel costs. Most of these shared corporate personnel functions were retained by The Aaron's Company in the November 30, 2020 separation and distribution transaction. The reduction in these shared personnel costs was primarily driven by the inclusion of eleven months of these expenses in 2020 compared to a full year in 2019. Personnel costs for Vive remained relatively flat year over year.
The increased provision for loan losses was due to growth in Vive's gross merchandise volume in the second half of 2020 and an incremental allowance of $8.9 million for the forecasted adverse macroeconomic conditions stemming primarily from the COVID-19 pandemic, including higher unemployment rates and market volatility, which were used in estimating our allowance for loan losses as of December 31, 2020. The Company adopted ASU 2016-13, Measurement of Credit Losses on Financial Instruments ("CECL") during the first quarter of 2020, which is an "expected loss" model that generally will result in the recognition of allowances for losses earlier than under accounting guidance in place in 2019. The increase from these factors was partially offset by lower charge-offs as compared to 2019, driven by stronger customer payment activity in 2020 resulting from government stimulus and expanded unemployment benefits being provided to many of our customers.
The decrease in professional services relate to $3.5 million of expenses related to previous corporate strategic initiatives incurred in 2019 that are classified within unallocated corporate expenses for segment purposes.
Other Costs and Expenses
Depreciation of lease merchandise. As a percentage of total lease revenues and fees, depreciation of lease merchandise increased to 69.2% in 2020 from 67.9% in the prior year, primarily due to a higher percentage of our customers exercising 90-day buyouts and other early buyout elections in 2020.

Provision for lease merchandise write-offs. The provision for lease merchandise write-offs as a percentage of lease revenues decreased to 5.4% in 2020 from 7.2% in 2019. This decrease was due to improved customer payment activity in 2020, which resulted in a $14.0 million decrease in gross write-offs when compared to 2019.
Legal and regulatory (income) expense. Legal and regulatory income for the year ended December 31, 2020 relates to $0.8 million of insurance recoveries associated with the legal expenses incurred in 2019 related to Progressive Leasing's settlement of the FTC matter discussed in Note 10 in the accompanying consolidated financial statements.
Separation related charges. Separation related charges classified as continuing operations expense were $18.0 million in 2020, of which $15.6 million is classified as unallocated corporate expenses for segment reporting and the remaining $2.4 million is recognized as an expense of Progressive Leasing. These charges represent stock-based compensation expense associated with the modification of outstanding equity awards and executive retirement charges related to the separation and distribution transaction. All other separation and distribution transaction expenses are included in discontinued operations in 2020 as further described in Note 2 to the accompanying consolidated financial statements.
Earnings from Continuing Operations Before Income Taxes
The Company incurred various corporate overhead expenses for certain executive management, finance, treasury, tax, audit, legal, risk management, and other overhead functions during the years ended December 31, 2020 and 2019. The Company has allocated a portion of these corporate overhead costs to the Progressive Leasing and Vive segments, which are reflected as expenses of these segments in calculating the earnings before income taxes for all periods presented. The remaining unallocated corporate expenses represent corporate overhead costs that were previously assigned to the Aaron's Business segment and are in addition to the overhead costs allocated to the Progressive Leasing and Vive segments for these periods. These unallocated corporate overhead expenses have been classified as continuing operations for all periods through November 30, 2020 since the costs were not directly attributable to the discontinued operations of The Aaron's Company. These costs are reflected below as unallocated corporate expenses, which is consistent with how the chief operating decision maker analyzed performance and allocated resources among the business units of the Company.
Information about our earnings from continuing operations before income tax expense by reportable segment is as follows:

			Change
	Year Ended December 31,		2020 vs. 2019
(In Thousands)	2020	2019	$	%
EARNINGS FROM CONTINUING OPERATIONS BEFORE INCOME TAX EXPENSE:
Progressive Leasing	$320,636	$64,283	$256,353	398.8%
Vive	(11,180)	(6,127)	(5,053)	(82.5)
Unallocated Corporate Expenses	(37,880)	(30,543)	(7,337)	(24.0)
Total Earnings from Continuing Operations Before Income Tax Expense	$271,576	$27,613	$243,963	883.5%
The factors impacting the change in earnings from continuing operations before income tax expense are discussed above.
Income Tax Expense
Income tax expense from continuing operations decreased to $37.9 million in 2020 compared to $52.2 million in 2019. The effective tax rate of 14.0% in 2020 is lower than the statutory rate due to a $35.5 million tax benefit from the remeasurement of net operating loss carrybacks resulting from the CARES Act, partially offset by limitations on executive compensation deductions. Tax expense of $52.2 million in 2019 compared to pre-tax earnings of $27.6 million was due to the $175.0 million FTC regulatory charge with no associated current or deferred tax benefit.

Results of Operations – Years Ended December 31, 2019 and 2018

			Change
	Year Ended December 31,		2019 vs. 2018
(In Thousands)	2019	2018	$	%
REVENUES:
Lease Revenues and Fees	$2,128,133	$1,998,981	$129,152	6.5%
Interest and Fees on Loans Receivable	35,046	37,318	(2,272)	(6.1)
	2,163,179	2,036,299	126,880	6.2
COSTS AND EXPENSES:
Depreciation of Lease Merchandise	1,445,027	1,219,034	225,993	18.5
Provision for Lease Merchandise Write-offs	153,516	123,347	30,169	24.5
Operating Expenses	357,762	537,119	(179,357)	(33.4)
Legal and Regulatory Expense, Net of Insurance Recoveries	179,261	—	179,261	nmf
	2,135,566	1,879,500	256,066	13.6

OPERATING PROFIT	27,613	156,799	(129,186)	(82.4)

EARNINGS FROM CONTINUING OPERATIONS BEFORE INCOME TAX EXPENSE	27,613	156,799	(129,186)	(82.4)

INCOME TAX EXPENSE	52,228	31,496	20,732	65.8

NET (LOSS) EARNINGS FROM CONTINUING OPERATIONS	$(24,615)	$125,303	$(149,918)	nmf

EARNINGS FROM DISCONTINUED OPERATIONS, NET OF INCOME TAX	56,087	70,907	(14,820)	(20.9)
NET EARNINGS	$31,472	$196,210	$(164,738)	(84.0)%
nmf—Calculation is not meaningful

Revenues
Information about our revenues by source and reportable segment is as follows:

			Change
	Year Ended December 31,		2019 vs. 2018
(In Thousands)	2019	2018	$	%
REVENUES:
Lease Revenues and Fees[1]	$2,128,133	$1,998,981	$129,152	6.5%
Interest and Fees on Loans Receivable[2]	35,046	37,318	(2,272)	(6.1)
Total Revenues	$2,163,179	$2,036,299	$126,880	6.2
Bad Debt Expense	—	227,813	(227,813)	nmf
Total Revenues, Net of Bad Debt Expense[3]	$2,163,179	$1,808,486	$354,693	19.6%
1 All Lease Revenues and Fees are attributable to the Progressive Leasing segment.
2 All Interest and Fees on Loans Receivable are attributable to the Vive segment.
3 See the "Use of Non-GAAP Financial Information" section below.
Progressive Leasing segment revenues increased primarily due to an annualized 23.2% increase in total gross merchandise volume. The increase was partially offset by the recognition of a provision for returns and uncollectible renewal payments of $274.9 million as a reduction to lease revenues in accordance with ASU 2016-02, Leases ("ASC 842") beginning in 2019. Calculated on a basis consistent with the January 2019 adoption of ASC 842, Progressive Leasing revenues increased 20.2% during the year ended December 31, 2019 as compared to 2018.
Operating Expenses
Information about certain significant components of operating expenses is as follows:

			Change
	Year Ended December 31,		2019 vs. 2018
(In Thousands)	2019	2018	$	%
Personnel Costs	$181,242	$161,514	$19,728	12.2%
Occupancy Costs	15,898	13,802	2,096	15.2
Bad Debt Expense	1,337	227,960	(226,623)	(99.4)
Advertising	6,967	4,406	2,561	58.1
Provision for Loan Losses	21,667	21,063	604	2.9
Intangible Amortization	22,263	22,263	—	—
Professional Services	26,323	24,404	1,919	7.9
Other Operating Expenses	82,065	61,707	20,358	33.0
Operating Expenses	$357,762	$537,119	$(179,357)	(33.4)%
As a percentage of total revenues, operating expenses decreased to 16.5% in 2019 from 26.4% in 2018, which was primarily driven by the change in classification in Progressive Leasing's bad debt expense upon adoption of ASC 842 described below. Other significant impacts are described below.
Personnel costs classified as continuing operations include costs historically attributed to the Progressive Leasing and Vive segments, as well as certain corporate personnel costs that were previously allocated to Aaron's Business. Personnel costs for Progressive Leasing increased by $24.5 million in 2019, mainly due to continued hiring to support the growth of the business. This increase was partially offset by a $1.3 million decrease in Vive personnel costs and a $3.1 million decrease in unallocated corporate personnel costs in 2019 compared to 2018.
Bad debt expense decreased $226.6 million during the year ended December 31, 2019 due to the Company's adoption of ASC 842, which resulted in the Company classifying Progressive Leasing bad debt expense as a reduction of lease revenue and fees beginning January 1, 2019, as opposed to 2018 and prior periods in which bad debt expense was reported within operating expenses. The remaining $1.3 million bad debt expense for the year ended December 31, 2019 relates to uncollectible merchant accounts receivable for cardholder refunded charges at Vive.
Other operating expenses increased $20.4 million, or 33.0%, during the year ended December 31, 2019 due to increases in software licensing expenses and merchant expenses due to growth in gross merchandise volume year over year.

Other Costs and Expenses
Depreciation of lease merchandise. As a percentage of total lease revenues and fees, depreciation of lease merchandise decreased to 67.9% in 2019 compared to 68.8% in 2018, calculated on a basis consistent with the January 2019 adoption of ASC 842, due to a decrease in customer early buyouts, which have a lower margin.
Provision for lease merchandise write-offs. The provision for lease merchandise write-offs as a percentage of lease revenues remained materially consistent year over year, increasing to 7.2% in 2019 from 7.0% in 2018, calculated on a basis consistent with the January 2019 adoption of ASC 842.
Legal and regulatory expense. Legal and regulatory expense for the year ended December 31, 2019 relates to $179.3 million in regulatory charges and legal expenses, including a $175.0 million settlement charge, incurred related to Progressive Leasing's settlement of the FTC matter discussed in Note 10 in the accompanying consolidated financial statements.
Earnings from Continuing Operations Before Income Taxes
The Company incurred various corporate overhead expenses for certain executive management, finance, treasury, tax, audit, legal, risk management, and other overhead functions during the years ended December 31, 2019 and 2018. The Company has allocated a portion of these corporate overhead costs to the Progressive Leasing and Vive segments, which are reflected as expenses of these segments in calculating the earnings before income taxes for all periods presented. The remaining unallocated corporate expenses represent corporate overhead costs that were previously assigned to the Aaron's Business segment and are in addition to the overhead costs allocated to the Progressive Leasing and Vive segments for these periods. These unallocated corporate overhead expenses have been classified as continuing operations for all previous periods since the costs were not directly attributable to the discontinued operations of The Aaron's Company. These costs are reflected below as unallocated corporate expenses, which is consistent with how the chief operating decision maker analyzed performance and allocated resources among the business units of the Company.
Information about our earnings from continuing operations before income tax expense by reportable segment is as follows:

			Change
	Year Ended December 31,		2019 vs. 2018
(In Thousands)	2019	2018	$	%
EARNINGS FROM CONTINUING OPERATIONS BEFORE INCOME TAX EXPENSE:
Progressive Leasing	$64,283	$191,303	$(127,020)	(66.4)%
Vive	(6,127)	(4,398)	(1,729)	(39.3)
Unallocated Corporate Expenses	(30,543)	(30,106)	(437)	(1.5)
Earnings from Continuing Operations Before Income Tax Expense	$27,613	$156,799	$(129,186)	(82.4)%
The factors impacting the change in earnings from continuing operations before income tax expense are discussed above.
Income Tax Expense
Income tax expense from continuing operations increased to $52.2 million for the year ended December 31, 2019 compared to $31.5 million for 2018 due to an increase in the effective tax rate to 189.1% in 2019 from 20.1% in 2018. The increase in the effective tax rate in 2019 was due to the $175.0 million FTC regulatory charge with no associated current or deferred tax benefit.

Overview of Financial Position
The major changes in the consolidated balance sheet from December 31, 2019 to December 31, 2020, include:
•Cash and cash equivalents decreased $21.1 million to $36.6 million due to the cash transferred to The Aaron's Company as part of the separation and distribution transaction and repayment of $285 million of outstanding debt, partially offset by the $50.0 million cash drawn from the Company's revolving credit facility. For additional information, refer to the "Liquidity and Capital Resources" section below.
•Lease merchandise, net decreased $41.6 million due primarily to an increase in early buyouts in 2020.
•Prepaid expenses and other assets increased $12.1 million due to prepayment of costs resulting from the spin transaction, including post-spin insurance premiums, debt issuance costs and deferred compensation plan assets.
•Assets and liabilities of discontinued operations at December 31, 2019 relates to the assets and liabilities transferred to The Aaron's Company as part of the separation and distribution transaction discussed in Note 2.
•Accrued regulatory expense of $175.0 million at December 31, 2019 relates to Progressive Leasing's settlement of the FTC matter, subsequently paid on April 27, 2020.
•Debt at December 31, 2020 of $50.0 million was the amount drawn and outstanding on the Company's revolving credit facility. Refer to the "Liquidity and Capital Resources" section below for further details regarding the Company’s financing arrangements.

Liquidity and Capital Resources
General
Our primary capital requirements consist of:
•Reinvesting in our business, including buying merchandise for the operations of Progressive Leasing. As Progressive Leasing continues to grow, the need for additional lease merchandise is expected to remain a major capital requirement;
•Potential merger and acquisition investment(s) to further broaden our product offerings; and
•Return excess cash to shareholders through periodically repurchasing stock.
Other capital requirements include (i) expenditures related to software development; (ii) expenditures related to our corporate operating activities; (iii) personnel expenditures; (iv) income tax payments; (v) funding of loans receivable for Vive; and (vi) servicing our outstanding debt obligation. Although the Company historically paid quarterly dividends prior to the separation and distribution transaction, as stated elsewhere in this Form 10-K, the Company does not anticipate paying any dividends in the foreseeable future.
Our capital requirements have been financed through:
•cash flows from operations;
•private debt offerings;
•bank debt; and
•stock offerings.
As of December 31, 2020, the Company had $36.6 million of cash, $50.0 million outstanding on our Revolving Facility, and $300.0 million of availability under the Revolving Facility.
The Company's cash flow statements for all periods were not required to be adjusted for discontinued operations. Accordingly, the cash flow activities for the Aaron's Business discontinued operations is included in the below discussion and analysis for all periods through the separation and distribution date of November 30, 2020.
Cash Provided by Operating Activities
Cash provided by operating activities was $456.0 million and $317.2 million during the years ended December 31, 2020 and 2019, respectively. The $138.8 million increase in operating cash flows was primarily driven by strong customer payment activity and $133.7 million less purchases of merchandise in 2020 compared to 2019, partially offset a $175.0 million payment made in 2020 related to the FTC settlement discussed in more detail in Note 10 to the accompanying financial statements. The Company made net income tax payments of $29.0 million during 2020 compared to a net income tax refund of $0.7 million in 2019. Other changes in cash provided by operating activities are discussed above in our discussion of results for the year ended December 31, 2020.
Cash provided by operating activities was $317.2 million and $356.5 million during the years ended December 31, 2019 and 2018, respectively. The $39.3 million decrease in operating cash flows was primarily driven by net income tax refunds of $0.7 million during 2019 compared to net income tax refunds of $63.8 million in 2018, partially offset by an increase in operating cash flows driven by the growth of Progressive Leasing. Other changes in cash provided by operating activities are discussed above in our discussion of results for the year ended December 31, 2019.
Cash Used in Investing Activities
Cash used in investing activities was $114.5 million and $106.3 million during the years ended December 31, 2020 and 2019, respectively. The $8.3 million increase in investing cash outflows in 2020 as compared to 2019 was primarily due to: (i) $42.3 million increase in cash outflows for investments in Vive loans receivable in 2020 as compared to 2019 driven by growth in our loan originations activity in the second half of 2020; (ii) $16.2 million increase in proceeds on loans receivable driven by strong customer payment activity and growth in the portfolio in 2020 compared to 2019; and (iii) $28.6 million of lower cash outflows resulting from less capital expenditures on the Aaron's Business discontinued operations store investments prior to the separation and distribution transaction.
Cash used in investing activities was $106.3 million and $263.1 million during the years ended December 31, 2019 and 2018, respectively. The $156.9 million decrease in investing cash outflows in 2019 as compared to 2018 was primarily due to: (i) cash outflows of $14.3 million for the Aaron's Business discontinued operations acquisitions of businesses and contracts throughout 2019 as compared to cash outflows of approximately $190 million for the Aaron's Business acquisitions of franchisees throughout 2018 and (ii) $4.9 million higher proceeds from the Aaron's Business sale of property, plant and equipment in 2019 as compared to 2018; partially offset by (iii) $14.1 million of additional cash outflows related to the purchase of property, plant and equipment and (iv) $9.6 million higher net cash outflows for investments in Vive loans receivable in 2019 as compared to 2018.
Cash Used in Financing Activities
Cash used in financing activities was $362.6 million and $168.6 million during the years ended December 31, 2020 and 2019, respectively, an increase of $194.0 million. Cash flows used in financing activities in 2020 is primarily comprised of: (i) $342.0 million of net repayments made to fully extinguish the Company's historical debt facilities in advance of the separation and distribution transaction; (ii) $50.0 million borrowings on the Company's new revolving credit facility; (iii) $54.2 million of cash transferred to the The Aaron's Company in the separation and distribution; (iv) $13.8 million of dividends paid; and (v) $12.4 million of proceeds from stock option exercises. Cash flows used in financial activities in 2019 is primarily comprised: (i) $84.5 million of net repayments of debt; (ii) $69.3 million of stock repurchases; (iii) $9.4 million of dividends paid; and (v) $7.7 million of proceeds from stock option exercises.
Cash used in financing activities was $168.6 million and $129.0 million during the years ended December 31, 2019 and 2018, respectively. The $39.6 million increase in financing cash outflows in 2019 as compared to 2018 was primarily due to net repayments of outstanding debt of $84.5 million in 2019 as compared to net borrowings of $55.9 million in 2018, partially offset by a $99.5 million decrease in Company repurchases of outstanding common stock in 2019 as compared to 2018.
Share Repurchases
We purchase our stock in the market from time to time as authorized by our Board of Directors. The Company purchased no shares in 2020 and 1,156,184 shares for $69.3 million during the year ended December 31, 2019. As of December 31, 2020, we had the authority to purchase additional shares up to our remaining authorization limit of $262.0 million. On February 22, 2021, the Company's Board of Directors terminated the share repurchase program that was in effect as of December 31, 2020 and replaced it with a new repurchase program that will permit the Company to repurchase up to $300 million of the Company's outstanding common stock.
Dividends
Prior to the separation and distribution transaction, we have historically paid quarterly dividends. Our annual common stock dividend was $0.165 per share, $0.145 per share and $0.125 per share in 2020, 2019 and 2018, respectively, and resulted in aggregate dividend payments of $13.8 million, $9.4 million and $6.2 million in 2020, 2019 and 2018, respectively. We do not anticipate paying any dividends in the foreseeable future.
Debt Financing
On November 24, 2020, the Company entered into a credit agreement with a consortium of lenders providing for a $350.0 million senior unsecured revolving credit facility (the “Revolving Facility”), under which revolving borrowings became available at the completion of the separation and distribution date and under which all borrowings and commitments will mature or terminate on November 24, 2025.
As of December 31, 2020, $50.0 million was outstanding under the Revolving Facility and the total available credit under the Revolving Facility was $300.0 million. The Revolving Facility includes an uncommitted incremental facility increase option (“Incremental Facilities”) which, subject to certain terms and conditions, permits the Company at any time prior to the maturity date to request an increase in extensions of credit available thereunder by an aggregate additional principal amount of up to $300.0 million.
Our Revolving Facility contains certain financial covenants, which include requirements that the Company maintain ratios of (i) total net debt to EBITDA of no more than 2.50:1.00 and (ii) consolidated interest coverage of no less than 3.00:1.00. The Company will be in default under the credit agreement if it fails to comply with these covenants, and all borrowings outstanding could become due immediately. We are in compliance with these financial covenants at December 31, 2020 and believe that we will continue to be in compliance in the future.

Commitments
Income Taxes. During the year ended December 31, 2020, we made net income tax payments of $29.0 million. During the year ended December 31, 2021, we anticipate making estimated cash payments of $65 million for U.S. federal and state income taxes.
Leases. We lease management and information technology space for corporate functions as well as call center space and storage space for our hub facilities under operating leases expiring at various times through 2027. Our corporate and call center leases contain renewal options for additional periods ranging from three to five years. We also lease transportation vehicles under operating leases which generally expire during the next three years. We expect that most leases will be renewed or replaced by other leases in the normal course of business.
Contractual Obligations and Commitments. Future interest payments on the Company's variable-rate debt are based on a rate per annum equal to, at the option of Progressive Finance Holdings, LLC, (i) the London Interbank Overnight ("LIBO") rate plus a margin within the range of 1.5% to 2.5% for revolving loans, based on total leverage, or the administrative agent's base rate plus a margin ranging from 0.5% to 1.5%, as specified in the agreement. Future interest payments related to our Revolving Facility are based on the borrowings outstanding at that time. The variable rate for our borrowings under the Revolving Facility was 1.94% at December 31, 2020. Future interest payments may be different depending on future borrowing activity and interest rates.
The Company has no long-term commitments to purchase merchandise nor does it have significant purchase agreements that specify minimum quantities or set prices that exceed our expected requirements for three months.
Deferred income tax liabilities as of December 31, 2020 were approximately $126.9 million. Deferred income tax liabilities are calculated based on temporary differences between the tax basis of assets and liabilities and their respective book basis, which will result in taxable amounts in future years when the liabilities are settled at their reported financial statement amounts. The results of these calculations do not have a direct connection with the amount of cash taxes to be paid in any future periods. As a result, scheduling deferred income tax liabilities as payments due by period could be misleading, because this scheduling would not necessarily relate to liquidity needs.
Unfunded Lending Commitments. The Company, through its Vive business, has unfunded lending commitments totaling approximately $287.3 million and $225.0 million as of December 31, 2020 and 2019, respectively, that do not give rise to revenues and cash flows. These unfunded commitments arise in the ordinary course of business from credit card agreements with individual cardholders that give them the ability to borrow, against unused amounts, up to the maximum credit limit assigned to their account. While these unfunded amounts represented the total available unused lines of credit, the Company does not anticipate that all cardholders will utilize their entire available line at any given point in time. Commitments to extend unsecured credit are agreements to lend to a cardholder so long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Prior to the January 1, 2020 adoption of CECL as discussed further in Note 1 to these consolidated financial statements, the Company recorded a reserve for losses on unfunded loan commitments of $0.4 million, which was included in accounts payable and accrued expenses in the December 31, 2019 consolidated balance sheet. Upon the adoption of CECL, the Company reversed the aforementioned reserve for losses on unfunded loan commitments and recorded a corresponding increase of $0.4 million to its January 1, 2020 retained earnings balance.

Critical Accounting Policies
We discuss the most critical accounting policies below. For a discussion of the Company’s significant accounting policies, see Note 1 in the accompanying consolidated financial statements.
Revenue Recognition
Progressive Leasing bills customers in arrears and, therefore, lease revenues are earned prior to the lease payment due date and are recorded in the statements of earnings net of related sales taxes as earned. Progressive Leasing revenues recorded prior to the payment due date results in unbilled accounts receivable in the accompanying consolidated balance sheets.
Our revenue recognition accounting policy matches the lease revenue with the corresponding costs, mainly depreciation, associated with lease merchandise. At December 31, 2020 and 2019, we had deferred revenue representing cash collected in advance of being due or otherwise earned totaling $46.6 million and $44.2 million, respectively, and accounts receivable, net of an allowance for doubtful accounts based on historical collection rates, of $61.3 million and $67.1 million, respectively. Our accounts receivable allowance is estimated using historical write-off and collection experience. Other qualitative factors, such as the potential unfavorable impacts of the COVID-19 pandemic on our business as well as seasonality and current business trends, are considered in estimating the allowance. For customer agreements that are past due, the Company's policy is to write-off lease receivables after 120 days.
During the year ended December 31, 2019, the Company adopted ASU 2016-02, Leases ("ASC 842"), which resulted in the provision for returns and uncollectible renewal payments being recorded as a reduction of lease revenue and fees within the consolidated statements of earnings beginning January 1, 2019. The provision for returns and uncollectible renewal payments for periods prior to 2019 are reported herein as bad debt expense within operating expenses in the consolidated statements of earnings.
Vive recognizes interest income based upon the amount of the loans outstanding, which is recognized as interest and fees on loans receivable in the billing period in which they are assessed if collectibility is reasonably assured. Vive acquires loans receivable from merchants through its third-party bank partners at a discount from the face value of the loan. The discount is comprised mainly of a merchant fee discount, which represents a pre-negotiated, nonrefundable discount that generally ranges from 3% to 25% of the loan face value. The discount is designed to cover the risk of loss related to the portfolio of cardholder charges and Vive’s direct origination costs. The merchant fee discount, net of the origination costs, is amortized on a net basis and is recorded as interest and fee revenue on loans receivable on a straight-line basis over the initial 24-month period that the card is active.
Lease Merchandise
The Company’s Progressive Leasing segment, at which all merchandise is on lease, depreciates merchandise on a straight-line basis to a 0% salvage value generally over 12 months. We record a provision for lease merchandise write-offs using the allowance method. The allowance for lease merchandise write-offs estimates the merchandise losses incurred but not yet identified by management as of the end of the accounting period. The Company estimates its allowance for lease merchandise write-offs using historical write-off experience. Other qualitative factors, such as the potential unfavorable impacts of the COVID-19 pandemic on our business as well as seasonality and current business trends, are considered in estimating the allowance. For customer agreements that are past due, the Company's policy is to write-off lease merchandise after 120 days. As of December 31, 2020 and 2019, the allowance for lease merchandise write-offs was $46.0 million and $47.4 million, respectively. The provision for lease merchandise write-offs was $131.3 million and $153.5 million for the years ended December 31, 2020 and 2019, respectively.
Goodwill and Other Intangible Assets
Intangible assets are classified into one of three categories: (i) intangible assets with definite lives subject to amortization; (ii) intangible assets with indefinite lives not subject to amortization; and (iii) goodwill. For intangible assets with definite lives, tests for impairment must be performed if conditions exist that indicate the carrying amount may not be recoverable. For intangible assets with indefinite lives and goodwill, tests for impairment must be performed at least annually, and sooner if events or circumstances indicate that an impairment may have occurred. Factors which could necessitate an interim impairment assessment include a sustained decline in the Company’s stock price, prolonged negative industry or economic trends and significant underperformance relative to historical or projected future operating results. As an alternative to this annual impairment testing for intangible assets with indefinite lives and goodwill, the Company may perform a qualitative assessment for impairment if it believes it is not more likely than not that the carrying amount of a reporting unit’s net assets exceeds the reporting unit’s fair value.
Indefinite-lived intangible assets represent the value of trade names acquired as part of the Progressive Leasing acquisition. At the date of acquisition, the Company determined that no legal, regulatory, contractual, competitive, economic or other factors limit the useful life of the trade name intangible asset and, therefore, the useful life is considered indefinite. The Company reassesses this conclusion quarterly and continues to believe the useful life of this asset is indefinite. The Company performed a qualitative assessment to complete its indefinite-lived intangible asset impairment test as of October 1, 2020 and determined that no impairment had occurred.
The following table presents the carrying amount of goodwill, all of which is recorded within the Progressive Leasing reporting unit, and other intangible assets, net:

December 31,
(In Thousands)	2020
Goodwill	$288,801
Other Indefinite-Lived Intangible Assets	53,000
Definite-Lived Intangible Assets, Net	101,421
Goodwill and Other Intangibles, Net	$443,222
Management has deemed its operating segments to be reporting units due to the fact that the components included in each operating segment have similar economic characteristics. As of December 31, 2020, the Company had two operating segments and reporting units: Progressive Leasing and Vive.
We performed our annual goodwill impairment testing as of October 1, 2020. When evaluating goodwill for impairment, the Company may first perform a qualitative assessment to determine whether it is more likely than not that a reporting unit or intangible asset group is impaired. The decision to perform a qualitative impairment assessment for an individual reporting unit in a given year is influenced by a number of factors, including the size of the reporting unit’s goodwill, the current and projected operating results, the significance of the excess of the reporting unit’s estimated fair value over carrying amount at the last quantitative assessment date and the amount of time in between quantitative fair value assessments and the date of acquisition. As of October 1, 2020, the Company performed a qualitative assessment for the goodwill of the Progressive Leasing reporting unit and concluded no indications of impairment existed. The Company determined that there were no events that occurred or circumstances that changed in the fourth quarter of 2020 that would more likely than not reduce the fair value of a reporting unit below its carrying amount.
In addition to our annual goodwill impairment test as described above, the Company concluded that impairment indicators existed for our former Aaron's Business segment and an interim goodwill impairment test was performed as of March 31, 2020 in light of a significant decline in the Company's stock price and market capitalization in March 2020, the temporary closure of the store-based showrooms of our former Aaron's Business segment, which impacted our financial results and was expected to adversely impact future financial results, and the significant uncertainty with regard to the short-term and long-term impacts that macroeconomic conditions arising from the COVID-19 pandemic and related government emergency and executive orders would have on the financial health of our customers. As a result of the interim goodwill impairment test, we concluded that the existing Aaron's Business goodwill was fully impaired at March 31, 2020 and recorded a corresponding pre-tax goodwill impairment loss of $446.9 million during the first quarter of 2020, which was recorded within loss from discontinued operations, net in our consolidated statements of earnings for the year ended December 31, 2020.
In conjunction with the interim goodwill impairment test discussed above, we also performed certain qualitative and quantitative procedures to estimate the Progressive Leasing's reporting unit fair value as of March 31, 2020. These procedures were performed primarily for purposes of reconciling the estimated fair values of the Company's reporting units to the Company's overall market capitalization as of March 31, 2020, and we concluded that a quantitative assessment for the Progressive Leasing reporting unit was not necessary at that time. As a result, the Company concluded that it was not more likely than not that the fair value of the Progressive Leasing reporting unit was below its carrying amount based on the significance of Progressive Leasing's estimated fair value in excess of carrying value. Subsequent to these procedures, the Company's overall market capitalization has significantly increased and nearly all of Progressive Leasing's POS partners have reopened most or all of their physical store locations.

Provision for Loan Losses and Loan Loss Allowance
Prior to January 1, 2020, the Company estimated probable losses inherent in the portfolio using an "incurred loss" methodology. Effective January 1, 2020 with the adoption of ASU 2016-13, Measurement of Credit Losses on Financial Instruments ("CECL") as discussed within "Recent Accounting Pronouncements" in Note 1 to the consolidated financial statements in this Form 10-K, expected lifetime losses on loans receivable are recognized upon loan origination, which results in earlier recognition of credit losses to be recognized upon loan origination and requires the Company to make its best estimate of probable lifetime losses at the time of origination. The Company segments its loans receivable portfolio into homogenous pools by FICO score and by delinquency status and evaluates loans receivable collectively for impairment when similar risk characteristics exist. Our credit card loans do not have contractually stated maturity dates, which requires the Company to estimate an average life of loan by analyzing historical payment trends to determine an expected remaining life of the loan balance. Our current estimate is that the average life of an outstanding credit card loan is approximately one to two years, depending on the respective FICO score segmentation.
The Company calculates the allowance for loan losses based on internal historical loss information and incorporates observable and forecasted macroeconomic data over a twelve-month reasonable and supportable forecast period. Key macroeconomic factors incorporated into our forecasts include projected changes in unemployment rates, stock market volatility, projected United States treasury rates, and projected prime lending rates. Incorporating macroeconomic data could have a material impact on the measurement of the allowance to the extent that forecasted data changes significantly, such as higher forecasted unemployment rates and the observed significant market volatility associated with the COVID-19 pandemic. For any periods beyond the twelve-month reasonable and supportable forecast period described above, the Company reverts to using historical loss information on a straight-line basis over a period of six months and utilizes historical loss information for the remaining life of the portfolio.
The Company may also consider other qualitative factors in estimating the allowance, as necessary. For the purposes of determining the allowance as of December 31, 2020, management considered other qualitative factors such as the beneficial impact of recent government stimulus measures to our customer base that were not fully factored into the macroeconomic forecasted data, which likely contributed to recent favorable cardholder payment trends we have experienced, as well as the uncertain nature and extent of any future government stimulus programs and the potential impact, if any, these programs may have on the ability of Vive's cardholders to make payments as they come due. The allowance for loan losses is maintained at a level considered appropriate to cover expected lifetime losses of principal, interest and fees on active loans in the loans receivable portfolio, and the appropriateness of the allowance is evaluated at each period end.
Delinquent loans receivable are those that are 30 days or more past due based on their contractual billing dates. In response to the COVID-19 pandemic, the Company has granted affected customers payment deferrals while allowing them to maintain their delinquency status for an additional 30 days per deferral. The Company places loans receivable on nonaccrual status when they are greater than 90 days past due or upon notification of cardholder bankruptcy, death or fraud. The Company discontinues accruing interest and fees and amortizing merchant fee discounts and promotional fee discounts for loans receivable in nonaccrual status. Loans receivable are removed from nonaccrual status when cardholder payments resume, the loan becomes 90 days or less past due and collection of the remaining amounts outstanding is deemed probable. Payments received on nonaccrual loans are allocated according to the same payment hierarchy methodology applied to loans that are accruing interest. Loans receivable are charged off at the end of the following month after the billing cycle in which the loans receivable become 120 days past due.
The provision for loan losses was $34.0 million and $21.7 million for the years ended December 31, 2020 and 2019, respectively. The allowance for loan losses was $42.1 million and $14.9 million as of December 31, 2020 and 2019, respectively.
Recent Accounting Pronouncements
Refer to Note 1 to the Company’s consolidated financial statements for a discussion of recently issued accounting pronouncements.

Use of Non-GAAP Financial Information
The "Results of Operations" sections above disclose non-GAAP revenues as if the lessor accounting impacts of ASC 842 were in effect for the twelve months ended December 31, 2018. "Total Revenues, net of Progressive Bad Debt Expense" and the related percentages for the comparable prior year periods are a supplemental measure of our performance that are not calculated in accordance with generally accepted accounting principles in the United States ("GAAP") in place during 2018. These non-GAAP measures assume that Progressive bad debt expense is recorded as a reduction to lease revenues and fees instead of within operating expenses in 2018.
Management believes these non-GAAP measures for 2018 provide relevant and useful information for users of our financial statements, as it provides comparability with the financial results we are reporting beginning in 2019 when ASC 842 became effective and we began reporting Progressive bad debt expense as a reduction to lease revenues and fees. We believe these non-GAAP measures provide management and investors the ability to better understand the results from the primary operations of our business in 2019 compared with 2018 by classifying Progressive bad debt expense consistently between the periods.
These non-GAAP financial measures should not be used as a substitute for, or considered superior to, measures of financial performance prepared in accordance with GAAP.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As of December 31, 2020, we had $50.0 million outstanding under our senior unsecured Revolving Facility. Borrowings under the Revolving Facility are indexed to the LIBO rate or the prime rate, which exposes us to the risk of increased interest costs if interest rates rise. Based on the Company’s variable-rate debt outstanding as of December 31, 2020, a hypothetical 1.0% increase or decrease in interest rates would increase or decrease interest expense by approximately $0.5 million on an annualized basis.
We do not use any significant market risk sensitive instruments to hedge commodity, foreign currency or other risks, and hold no market risk sensitive instruments for trading or speculative purposes.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of PROG Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of PROG Holdings, Inc. (the Company) as of December 31, 2020 and 2019, the related consolidated statements of earnings, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 25, 2021 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Valuation of the allowance for loan losses
Description of the Matter
As of December 31, 2020, the allowance for loan losses (ALL) was $42.1 million. As discussed in Note 1 and Note 6 to the consolidated financial statements, management records the ALL to estimate probable lifetime losses that are expected in the loan portfolio for the Vive segment. In determining the estimate, management utilizes quantitative factors such as actual historical loss experience and incorporates observable and forecasted macroeconomic data such as unemployment rates, market volatility, and changes in risk-free and prime rates over a reasonable and supportable forecast period. The Company also considers, as necessary, qualitative factors including observable market factors such as the impact of governmental stimulus or assistance programs, as provided in response to the COVID-19 pandemic, to evaluate the impact of such programs on its customers’ ability to pay. The Company applies judgment, including the determination of the expected life of the loan receivable, as it determines necessary to make its best estimate of probable expected lifetime losses in the portfolio.

Auditing management’s ALL estimate involved a high degree of complexity in evaluating the quantitative calculation of expected losses in the loan portfolio and subjectivity in evaluating management’s qualitative factors. Management’s assessment and measurement of the qualitative factors is judgmental and has a significant effect on the ALL.

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design and tested the operating effectiveness of controls for management’s process of the measurement and valuation of the ALL. For example, we tested controls over management's review of the ALL calculations, methodology and significant assumptions, including qualitative adjustments.

With respect to the quantitative calculation of expected losses, we involved internal specialists and evaluated the conceptual soundness of the methodology and re-performed certain aspects of the calculation. We also tested the appropriateness of key inputs and assumptions used in the calculation by agreeing a sample of inputs to supporting information. With respect to the identification of qualitative factors, we evaluated the potential impact of imprecision in the calculation and hence the need to consider a qualitative adjustment to the ALL. Regarding measurement of the qualitative adjustment, we evaluated internal data and qualitative factors utilized by management, as well as external macroeconomic factors independently obtained during the audit.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1991.

Atlanta, Georgia
February 25, 2021

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of PROG Holdings, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited PROG Holdings, Inc.’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, PROG Holdings, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of earnings, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and our report dated February 25, 2021 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP
Atlanta, Georgia
February 25, 2021

Management Report on Internal Control over Financial Reporting
Management of PROG Holdings, Inc. and subsidiaries (the "Company") is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) in Internal Control-Integrated Framework. Based on its assessment using those criteria, management concluded that, as of December 31, 2020, the Company’s internal control over financial reporting was effective.
The Company’s internal control over financial reporting as of December 31, 2020 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its report dated February 25, 2021, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020.

PROG HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2020	2019
	(In Thousands, Except Share Data)
ASSETS:
Cash and Cash Equivalents	$36,645	$57,755
Accounts Receivable (net of allowances of $56,364 in 2020 and $65,573 in 2019)	61,254	67,080
Lease Merchandise (net of accumulated depreciation and allowances of $409,307 in 2020 and $428,288 in 2019)	610,263	651,820
Loans Receivable (net of allowances and unamortized fees of $52,274 in 2020 and $21,134 in 2019)	79,148	75,253
Property, Plant and Equipment, Net	26,705	30,365
Operating Lease Right-of-Use Assets	20,613	24,279
Goodwill	288,801	288,801
Other Intangibles, Net	154,421	176,562
Income Tax Receivable	—	17,607
Prepaid Expenses and Other Assets	39,554	27,456
Assets of Discontinued Operations	—	1,880,822
Total Assets	$1,317,404	$3,297,800
LIABILITIES & SHAREHOLDERS’ EQUITY:
Accounts Payable and Accrued Expenses	$78,249	$58,622
Accrued Regulatory Expense	—	175,000
Deferred Income Tax Liability	126,938	100,292
Customer Deposits and Advance Payments	46,565	44,222
Operating Lease Liabilities	29,516	33,904
Debt	50,000	—
Liabilities of Discontinued Operations	—	1,148,501
Total Liabilities	331,268	1,560,541
Commitments and Contingencies (Note 10)
Shareholders’ Equity:
Common Stock, Par Value $0.50 Per Share: Authorized: 225,000,000 Shares at December 31, 2020 and 2019; Shares Issued: 90,752,123 at December 31, 2020 and 2019	45,376	45,376
Additional Paid-in Capital	318,263	290,229
Retained Earnings	1,236,378	2,029,613
Accumulated Other Comprehensive Loss	—	(19)
	1,600,017	2,365,199
Less: Treasury Shares at Cost
Common Stock: 23,029,434 Shares at December 31, 2020 and 24,034,053 at December 31, 2019	(613,881)	(627,940)
Total Shareholders’ Equity	986,136	1,737,259
Total Liabilities & Shareholders’ Equity	$1,317,404	$3,297,800
The accompanying notes are an integral part of the Consolidated Financial Statements.

PROG HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF EARNINGS

	Year Ended December 31,
	2020	2019	2018
	(In Thousands, Except Per Share Data)
REVENUES:
Lease Revenues and Fees	$2,443,405	$2,128,133	$1,998,981
Interest and Fees on Loans Receivable	41,190	35,046	37,318
	2,484,595	2,163,179	2,036,299
COSTS AND EXPENSES:
Depreciation of Lease Merchandise	1,690,922	1,445,027	1,219,034
Provision for Lease Merchandise Write-offs	131,332	153,516	123,347
Operating Expenses	373,460	357,762	537,119
Legal and Regulatory (Income) Expense, Net of Insurance Recoveries	(835)	179,261	—
Separation Related Charges	17,953	—	—
	2,212,832	2,135,566	1,879,500
OPERATING PROFIT	271,763	27,613	156,799
Interest Expense	(187)	—	—
EARNINGS FROM CONTINUING OPERATIONS BEFORE INCOME TAX EXPENSE	271,576	27,613	156,799
INCOME TAX EXPENSE	37,949	52,228	31,496
NET EARNINGS (LOSS) FROM CONTINUING OPERATIONS	233,627	(24,615)	125,303
(LOSS) EARNINGS FROM DISCONTINUED OPERATIONS, NET OF INCOME TAX	(295,092)	56,087	70,907
NET (LOSS) EARNINGS	$(61,465)	$31,472	$196,210
BASIC EARNINGS (LOSS) PER SHARE:
Continuing Operations	$3.47	$(0.37)	$1.81
Discontinued Operations	(4.39)	0.83	1.03
TOTAL BASIC (LOSS) EARNINGS PER SHARE	$(0.91)	$0.47	$2.84
DILUTED EARNINGS (LOSS) PER SHARE:
Continuing Operations	$3.43	$(0.37)	$1.77
Discontinued Operations	(4.34)	0.83	1.01
TOTAL DILUTED (LOSS) EARNINGS PER SHARE:	$(0.90)	$0.47	$2.78

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	67,261	67,322	69,128
Assuming Dilution	68,022	67,322	70,597
The accompanying notes are an integral part of the Consolidated Financial Statements.

PROG HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
(In Thousands)	2020	2019	2018
Net (Loss) Earnings	$(61,465)	$31,472	$196,210
Other Comprehensive (Loss) Income:
Foreign Currency Translation Adjustment	(959)	1,068	(1,861)
Total Other Comprehensive (Loss) Income	(959)	1,068	(1,861)
Comprehensive (Loss) Income	$(62,424)	$32,540	$194,349
The accompanying notes are an integral part of the Consolidated Financial Statements.

PROG HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Treasury Stock		Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
(In Thousands, Except Per Share)	Shares	Amount
Balance, January 1, 2018	(20,733)	$(407,713)	$45,376	$270,043	$1,819,524	$774	$1,728,004
Opening Balance Sheet Adjustment - ASC 606	—	—	—	—	(1,729)	—	(1,729)
Cash Dividends, $0.125 per share	—	—	—	—	(8,661)	—	(8,661)
Stock-Based Compensation	—	—	—	26,852	—	—	26,852
Reissued Shares	915	8,601	—	(17,973)	—	—	(9,372)
Repurchased Shares	(3,750)	(168,735)	—	—	—	—	(168,735)
Net Earnings	—	—	—	—	196,210	—	196,210
Foreign Currency Translation Adjustment	—	—	—	—	—	(1,861)	(1,861)
Balance, December 31, 2018	(23,568)	(567,847)	45,376	278,922	2,005,344	(1,087)	1,760,708
Opening Balance Sheet Adjustment - ASC 842	—	—	—	—	2,592	—	2,592
Cash Dividends, $0.145 per share	—	—	—	—	(9,795)	—	(9,795)
Stock-Based Compensation	—	—	—	25,758	—	—	25,758
Reissued Shares	690	9,162	—	(14,451)	—	—	(5,289)
Repurchased Shares	(1,156)	(69,255)	—	—	—	—	(69,255)
Net Earnings	—	—	—	—	31,472	—	31,472
Foreign Currency Translation Adjustment	—	—	—	—	—	1,068	1,068
Balance, December 31, 2019	(24,034)	(627,940)	45,376	290,229	2,029,613	(19)	1,737,259
Opening Balance Sheet Adjustment - ASC 326	—	—	—	—	(6,715)	—	(6,715)
Cash Dividends, $0.165 per share	—	—	—	—	(11,194)	—	(11,194)
Stock-Based Compensation	—	—	—	41,465	—	—	41,465
Distribution to The Aaron's Company	—	—	—	—	(713,861)	978	(712,883)
Reissued Shares	1,005	14,059	—	(13,431)	—	—	628
Net Loss	—	—	—	—	(61,465)	—	(61,465)
Foreign Currency Translation Adjustment	—	—	—	—	—	(959)	(959)
Balance, December 31, 2020	(23,029)	$(613,881)	$45,376	$318,263	$1,236,378	$—	$986,136
The accompanying notes are an integral part of the Consolidated Financial Statements.

PROG HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(In Thousands)	2020	2019	2018
OPERATING ACTIVITIES:
Net (Loss) Earnings	$(61,465)	$31,472	$196,210
Adjustments to Reconcile Net (Loss) Earnings to Net Cash Provided by Operating Activities:
Depreciation of Lease Merchandise	2,163,443	1,972,358	1,727,904
Other Depreciation and Amortization	93,814	105,061	94,150
Accounts Receivable Provision	254,168	322,963	268,088
Provision for Credit Losses on Loans Receivable	34,038	21,667	21,063
Stock-Based Compensation	41,218	26,548	28,182
Deferred Income Taxes	(141,407)	49,967	48,359
Impairment of Goodwill	446,893	—	—
Impairment of Assets	23,788	30,344	20,098
Non-Cash Lease Expense	92,277	114,934	—
Other Changes, Net	9,172	(9,886)	(2,198)
Changes in Operating Assets and Liabilities, Net of Effects of Acquisitions and Dispositions:
Additions to Lease Merchandise	(2,351,064)	(2,484,755)	(2,234,646)
Book Value of Lease Merchandise Sold or Disposed	317,763	401,960	398,748
Accounts Receivable	(250,159)	(331,636)	(270,888)
Prepaid Expenses and Other Assets	7,753	(25,860)	5,903
Income Tax Receivable	17,066	10,458	70,875
Operating Lease Right-of-Use Assets and Liabilities	(109,356)	(124,384)	—
Accounts Payable and Accrued Expenses	39,660	20,183	(20,367)
Accrued Regulatory Expense	(175,000)	175,000	—
Customer Deposits and Advance Payments	3,362	10,791	5,017
Cash Provided by Operating Activities	455,964	317,185	356,498
INVESTING ACTIVITIES:
Investments in Loans Receivable	(112,596)	(70,313)	(64,914)
Proceeds from Loans Receivable	69,358	53,170	57,328
Proceeds from Investments	—	1,212	3,066
Outflows on Purchases of Property, Plant & Equipment	(64,345)	(92,963)	(78,845)
Proceeds from Property, Plant, and Equipment	7,482	14,090	9,191
Outflows on Acquisitions of Businesses and Customer Agreements, Net of Cash Acquired	(14,793)	(14,285)	(189,901)
Proceeds from Dispositions of Businesses and Customer Agreements, Net of Cash Disposed	359	2,813	942
Cash Used in Investing Activities	(114,535)	(106,276)	(263,133)
FINANCING ACTIVITIES:
Borrowings (Repayments) on Revolving Facility, Net	50,000	(16,000)	16,000
Proceeds from Debt	5,625	—	137,500
Repayments on Debt	(347,646)	(68,531)	(97,583)
Acquisition of Treasury Stock	—	(69,255)	(168,735)
Dividends Paid	(13,778)	(9,437)	(6,243)
Issuance of Stock Under Stock Option Plans	12,362	7,749	7,975
Shares Withheld for Tax Payments	(11,734)	(13,038)	(17,347)
Debt Issuance Costs	(3,233)	(40)	(535)
Transfer of Cash to The Aaron's Company	(54,150)	—	—
Cash Used in Financing Activities	(362,554)	(168,552)	(128,968)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	15	120	(156)
(Decrease) Increase in Cash and Cash Equivalents	(21,110)	42,477	(35,759)
Cash and Cash Equivalents at Beginning of Year	57,755	15,278	51,037
Cash and Cash Equivalents at End of Year	$36,645	$57,755	$15,278
Net Cash Paid (Received) During the Year:
Interest	$10,447	$16,460	$16,243
Income Taxes	$29,000	$(726)	$(63,829)
The accompanying notes are an integral part of the Consolidated Financial Statements.

PROG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1: BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
As described elsewhere in this Annual Report on Form 10-K, the Coronavirus Disease ("COVID-19") pandemic has led to significant market disruption and has impacted many aspects of our operations, directly and indirectly. Throughout these notes to the consolidated financial statements, the impacts of the COVID-19 pandemic on the financial results for the year ended December 31, 2020 have been identified under the respective sections. Additionally, there are significant uncertainties regarding the future scope and nature of these impacts, which continue to evolve. For a discussion of operational measures taken, as well as trends and uncertainties that have affected our business, as a result of the COVID-19 pandemic see Part II, Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations", including the "Recent Developments and Operational Measures Taken by Us in Response to the COVID-19 Pandemic," "Results of Operations", "Liquidity and Capital Resources", and Part 1, Item 1A "Risk Factors".
Description of Business
PROG Holdings, Inc. ("we," "our," "us," the "Company", or "PROG Holdings") is a financial technology holding company with two operating and reportable segments: (i) Progressive Leasing, which offers lease-to-own transactions primarily to credit-challenged consumers,through point-of-sale and e-commerce retail partners, via in-store, mobile and online solutions; and (ii) Vive Financial ("Vive"), which provides customers who may not qualify for traditional prime lending with a variety of second-look, revolving credit products, through private label and Vive-branded cards.
On November 30, 2020, PROG Holdings, Inc. (previously Aaron's Holdings Company, Inc.) completed the separation of its Aaron's Business segment from its Progressive Leasing and Vive segments. The separation was effected through a tax-free distribution of all outstanding shares of common stock of The Aaron's Company, Inc. ("The Aaron's Company") to the PROG Holdings shareholders of record as of the close of business on November 27, 2020 (referred to as the "separation and distribution transaction"). Through that distribution, shareholders of PROG Holdings received one share of The Aaron's Company for every two shares of PROG Holdings common stock. Upon completion of the separation and distribution transaction on November 30, 2020, The Aaron's Company became an independent, publicly traded company under the symbol "AAN" on the New York Stock Exchange, while PROG Holdings continued to be listed on the New York Stock Exchange under the new symbol "PRG".
Our Progressive Leasing segment provides consumers with lease-purchase solutions through approximately 25,000 third-party point-of-sale partner locations ("POS partners") and e-commerce websites in 45 states and the District of Columbia. It does so by purchasing merchandise from the POS partners desired by customers and, in turn, leasing that merchandise to the customers through a cancellable lease-to-own transaction. Progressive Leasing consequently has no stores of its own, but rather offers lease-purchase solutions to the customers of traditional and e-commerce retailers.
Our Vive segment primarily serves customers that may not qualify for traditional prime lending offers who desire to purchase goods and services from participating merchants. Vive offers customized programs, with services that include revolving loans through private label and Vive-branded credit cards. Vive's current network of over 3,000 POS partner locations and e-commerce websites includes furniture, mattresses, fitness equipment, and home improvement retailers, as well as medical and dental service providers.
Basis of Presentation
The preparation of the Company’s consolidated financial statements in conformity with accounting principles generally accepted in the United States ("U.S. GAAP") requires management to make estimates and assumptions that affect the amounts reported in these consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Generally, actual experience has been consistent with management’s prior estimates and assumptions. Management does not believe these estimates or assumptions will change significantly in the future absent unidentified and unforeseen events, such as higher forecasted unemployment rates and the observed significant market volatility associated with the COVID-19 pandemic.
Principles of Consolidation
The consolidated financial statements include the accounts of PROG Holdings, Inc. and its subsidiaries, each of which is wholly-owned. Intercompany balances and transactions between consolidated entities have been eliminated.

PROG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Revenue Recognition
Lease Revenues and Fees
Progressive Leasing provides merchandise, consisting primarily of furniture, appliances, electronics, jewelry, mobile phones and accessories, bedding, and a variety of other products, to its customers for lease under certain terms agreed to by the customer. Progressive Leasing offers customers of traditional and e-commerce retailers a lease-purchase solution through leases with payment terms that can generally be renewed up to 12 months. Progressive Leasing does not require deposits upon inception of customer agreements. The customer has the right to acquire ownership either through early buyout options or through payment of all required lease payments. The agreements are cancellable at any time by either party without penalty.
Progressive Leasing lease revenues are earned prior to the lease payment due date and are recorded net of related sales taxes as earned. Payment due date terms include weekly, bi-weekly, and monthly frequencies. Revenue recorded prior to the payment due date results in unbilled receivables recognized in accounts receivable, net of allowances in the accompanying consolidated balance sheets. Beginning January 1, 2019, Progressive Leasing lease revenues are recorded net of a provision for returns and uncollectible renewal payments. For periods prior to 2019, Progressive Leasing's provision for returns and uncollectible renewal payments were recorded within operating expenses in the consolidated statements of earnings.
All of the Company’s customer lease agreements are considered operating leases. The Company maintains ownership of the lease merchandise until all payment obligations are satisfied under the lease ownership agreements. Initial direct costs related to lease purchase agreements are capitalized as incurred and amortized as operating expense over the estimated lease term. The capitalized costs have been classified within prepaid expenses and other assets in the accompanying consolidated balance sheets.
Interest and Fees on Loans Receivable
Vive extends or declines credit to an applicant through its bank partners based upon the applicant’s credit rating and other factors. Qualifying applicants receive a credit card to finance their initial purchase and to use in subsequent purchases at the merchant or other participating merchants for an initial 24-month period, which Vive may renew if the cardholder remains in good standing.
Vive acquires the loan receivable from merchants through its third-party bank partners at a discount from the face value of the loan. The discount is comprised of a merchant fee discount and a promotional fee discount, if applicable.
The merchant fee discount represents a pre-negotiated, nonrefundable discount that generally ranges from 3% to 25% of the loan face value. The discount is designed to cover the risk of loss related to the portfolio of cardholder charges and Vive’s direct origination costs. The merchant fee discount and origination costs are presented net on the consolidated balance sheets in loans receivable. Cardholders generally have an initial 24-month period that the card is active. The merchant fee discount, net of the origination costs, is amortized on a net basis and is recorded as interest and fee revenue on loans receivable in the consolidated statements of earnings on a straight-line basis over the initial 24-month period.
The discount from the face value of the loan on the acquisition of the loan receivable from the merchant through the third-party bank partners may also include a promotional fee discount, which generally ranges from 1% to 8%. The promotional fee discount is intended to compensate the holder of the loan receivable (i.e., Vive) for deferred or reduced interest rates that are offered to the cardholder for a specified period on the outstanding loan balance (generally for six, 12 or 18 months). The promotional fee discount is amortized as interest and fee revenue on loans receivable in the consolidated statements of earnings on a straight-line basis over the promotional interest period (i.e., over six, 12 or 18 months, depending on the promotion). The unamortized promotional fee discount is presented net on the consolidated balance sheets in loans receivable.
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

PROG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Annual fees are charged to cardholders at the commencement of the loan and on each subsequent anniversary date. Annual fees are deferred and recognized into revenue on a straight-line basis over a one-year period. Under the provisions of the credit card agreements, the Company also may assess fees for service calls or for missed or late payments, which are recognized as revenue in the billing period in which they are assessed if collectibility is reasonably assured. Annual fees and other fees are recognized as interest and fee revenue on loans receivable in the consolidated statements of earnings.
Lease Merchandise
Progressive Leasing merchandise consists primarily of furniture, appliances, electronics, jewelry, mobile phones and accessories, bedding, and a variety of other products and is recorded at the lower of depreciated cost or net realizable value. Progressive Leasing depreciates lease merchandise to a 0% salvage value generally over 12 months. Depreciation is accelerated upon early buyout. All of Progressive Leasing's merchandise, net of accumulated depreciation and allowances, represents on-lease merchandise.
The Company records a provision for write-offs on the allowance method. The allowance for lease merchandise write-offs estimates the merchandise losses incurred but not yet identified by management as of the end of the accounting period based on historical write-off experience. Other qualitative factors are considered in estimating the allowance, such as current and forecasted business trends including, but not limited to, the potential unfavorable impacts of the COVID-19 pandemic on our business. Given the significant uncertainty regarding the impacts of the COVID-19 pandemic on our business, a high level of estimation was involved in determining the allowance as of December 31, 2020; therefore, actual lease merchandise write-offs could differ materially from the allowance.
The following table shows the components of the allowance for lease merchandise write-offs, which is included within lease merchandise, net in the consolidated balance sheets:

	Year Ended December 31,
(In Thousands)	2020	2019	2018
Beginning Balance	$47,362	$35,784	$26,642
Merchandise Written off, net of Recoveries	(132,702)	(141,938)	(114,205)
Provision for Write-offs	131,332	153,516	123,347
Ending Balance	$45,992	$47,362	$35,784
Vendor Incentives and Rebates Provided to POS Partners
The Company has agreements with some of its POS partners that require additional consideration to be paid to the POS partner, including payments for exclusivity, rebates based on lease volume originations generated through the POS partners, and payments to assist the POS partners with marketing or other development initiatives. Payments made to POS partners that provide for exclusivity to the Company for lease-to-own transactions with customers of the POS partner are expensed on a straight-line basis over the exclusivity term. Rebates are accrued over the period the POS partner is earning the rebate, which is typically based on quarterly or annual lease originations volumes. Payments made to POS partners for marketing or development initiatives are expensed on a straight-line basis over the period the POS partner is earning the funds or the specified marketing term. The Company expensed $13.0 million, $14.0 million, and $7.5 million, for the years ended December 31, 2020, 2019, and 2018, respectively, related to additional consideration provided to POS partners, which is classified within operating expenses in the consolidated statements of earnings.
Advertising
The Company expenses advertising costs as incurred. Total advertising costs amounted to $6.6 million, $7.0 million and $4.4 million for the years ended December 31, 2020, 2019 and 2018, respectively, and are classified within operating expenses in the consolidated statements of earnings.
Stock-Based Compensation
The Company has stock-based employee compensation plans, which are more fully described in Note 12 to these consolidated financial statements. The Company estimates the fair value for the options granted on the grant date using a Black-Scholes-Merton option-pricing model. The fair value of each share of restricted stock units ("RSUs"), restricted stock awards ("RSAs") and performance share units ("PSUs") awarded is equal to the market value of a share of the Company’s common stock on the grant date. The Company estimates the fair value of awards issued under the Company's employee stock purchase plan ("ESPP") using a series of Black-Scholes pricing models that consider the components of the "lookback" feature of the plan, including the underlying stock, call option and put option. The design of awards issued under the Company's ESPP is described in more detail in Note 12 to these consolidated financial statements.

PROG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Deferred Income Taxes
Deferred income taxes represent primarily temporary differences between the amounts of assets and liabilities for financial and tax reporting purposes. The Company’s largest temporary differences arise principally from the use of accelerated depreciation methods on lease merchandise for tax purposes.
Earnings Per Share
Earnings per share is computed by dividing net earnings by the weighted average number of shares of common stock outstanding during the period. The computation of earnings per share assuming dilution includes the dilutive effect of stock options, RSUs, RSAs, PSUs and awards issuable under the Company's ESPP (collectively, "share-based awards") as determined under the treasury stock method. The following table shows the calculation of dilutive share-based awards:

	Year Ended December 31,
(Shares In Thousands)	2020	2019	2018
Weighted Average Shares Outstanding	67,261	67,322	69,128
Dilutive Effect of Share-Based Awards	761	—	1,469
Weighted Average Shares Outstanding Assuming Dilution	68,022	67,322	70,597

Approximately 747,000, 1,726,000 and 347,000 weighted-average share-based awards were excluded from the computation of earnings per share assuming dilution during the years ended December 31, 2020, 2019 and 2018, respectively, as the awards would have been antidilutive for the periods presented.
Cash and Cash Equivalents
The Company classifies highly liquid investments with maturity dates of three months or less when purchased as cash equivalents. The Company maintains its cash and cash equivalents in a limited number of banks. Bank balances typically exceed coverage provided by the Federal Deposit Insurance Corporation. However, due to the size and strength of the banks in which the balances are held, any exposure to loss is believed to be minimal.
Accounts Receivable
Accounts receivable consist primarily of receivables due from customers of Progressive Leasing and amounted to $61.2 million and $67.1 million, net of allowances, as of December 31, 2020 and December 31, 2019, respectively.
The Company maintains an accounts receivable allowance, which primarily relates to its Progressive Leasing operations and, to a lesser extent, receivables from Vive's POS partners. The Company’s policy is to record an allowance for returns and uncollectible renewal payments based on historical collection experience. Other qualitative factors are considered in estimating the allowance, such as current and forecasted business trends including, but not limited to, the potential unfavorable impacts of the COVID-19 pandemic on our businesses. During 2019, the Company adopted ASC 842, which resulted in the Progressive Leasing provision for returns and uncollectible renewal payments being recorded as a reduction of lease revenue and fees within the consolidated statements of earnings beginning January 1, 2019. The provision for returns and uncollectible renewal payments for periods prior to 2019 are reported herein as bad debt expense within operating expenses in the consolidated statements of earnings. The Progressive Leasing segment writes off lease receivables that are 120 days or more contractually past due.
Vive's allowance for uncollectible merchant accounts receivable, which primarily related to cardholder returns and refunds, is recorded as bad debt expense within operating expenses in the consolidated statements of earnings. See below for discussion of Vive's loans receivable and related allowance for loan losses.
The following table shows the components of the accounts receivable allowance:

	Year Ended December 31,
(In Thousands)	2020	2019	2018
Beginning Balance	$65,573	$53,159	$39,954
Accounts Written Off, net of Recoveries	(232,566)	(263,828)	(214,755)
Accounts Receivable Provision	223,357	276,242	227,960
Ending Balance	$56,364	$65,573	$53,159

PROG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table shows the amounts recognized for bad debt expense and provision for returns and uncollected payments for the fiscal years presented:

	Year Ended December 31,
(In Thousands)	2020	2019	2018
Bad Debt Expense[1]	$86	$1,337	$227,960
Provision for Returns and Uncollected Renewal Payments[2]	223,271	274,905	—
Accounts Receivable Provision	$223,357	$276,242	$227,960
1 Bad debt expense is recorded within operating expenses in the consolidated financial statements.
2 In accordance with the adoption of ASC 842, Progressive Leasing provision for returns and uncollectible renewal payments are recorded as a reduction to lease revenues and fees within the consolidated financial statements beginning January 1, 2019. Prior to January 1, 2019, Progressive Leasing provision for returns and uncollectible renewal payments were recorded as bad debt expense within operating expenses in the consolidated financial statements.
Loans Receivable, Net
Gross loans receivable represents the principal balances of credit card charges at Vive's participating merchants that remain due from cardholders, plus unpaid interest and fees due from cardholders. The allowance and unamortized fees represent uncollectible amounts; merchant fee discounts, net of capitalized origination costs; promotional fee discounts; and deferred annual card fees.
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
Effective January 1, 2020 with the adoption of ASU 2016-13, Measurement of Credit Losses on Financial Instruments ("CECL"), as discussed within "Recent Accounting Pronouncements" below, expected lifetime losses on loans receivable are recognized upon loan origination, which requires the Company to make its best estimate of probable lifetime losses at the time of origination. Our credit card loans do not have contractually stated maturity dates, which requires the Company to estimate an average life of loan by analyzing historical payment trends to determine an expected remaining life of the loan balance. The Company segments its loans receivable portfolio into homogenous pools by FICO score and by delinquency status and evaluates loans receivable collectively for impairment when similar risk characteristics exist.
The Company calculates the allowance for loan losses based on internal historical loss information and incorporates observable and forecasted macroeconomic data over a twelve-month reasonable and supportable forecast period. Incorporating macroeconomic data could have a material impact on the measurement of the allowance to the extent that forecasted data changes significantly, such as higher forecasted unemployment rates and the observed significant market volatility associated with the COVID-19 pandemic. For any periods beyond the twelve-month reasonable and supportable forecast period described above, the Company reverts to using historical loss information on a straight-line basis over a period of six months and utilizes historical loss information for the remaining life of the portfolio. The Company may also consider other qualitative factors in estimating the allowance, as necessary. For the purposes of determining the allowance as of December 31, 2020, management considered other qualitative factors such as the beneficial impact of government stimulus measures to our customer base that were not fully factored into the macroeconomic forecasted data. We believe those stimulus measures may have contributed to the recent favorable cardholder payment trends we are experiencing at Vive, and we believe that additional government stimulus measures enacted in December 2020 could positively influence future cardholder payment trends as well. We also considered the uncertain nature and extent of any future government stimulus programs and the potential impact, if any, these programs may have on the ability of Vive's cardholders to make payments as they come due. The allowance for loan losses is maintained at a level considered appropriate to cover expected future losses of principal, interest and fees on active loans in the loans receivable portfolio. The appropriateness of the allowance is evaluated at each period end. To the extent that actual results differ from estimates of uncollectible loans receivable, including the significant uncertainties caused by the COVID-19 pandemic, the Company's results of operations and liquidity could be materially affected.
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

PROG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Vive extends or declines credit to an applicant through its bank partners based upon the applicant’s credit rating and other factors. Below is a summary of the credit quality of the Company’s loan portfolio as of December 31, 2020 and 2019 by FICO score as determined at the time of loan origination:

	December 31,
FICO Score Category	2020	2019
600 or Less	7.5%	6.7%
Between 600 and 700	79.3%	80.1%
700 or Greater	13.2%	13.2%
Property, Plant and Equipment
The Company records property, plant and equipment at cost. Depreciation and amortization are computed on a straight-line basis over the estimated useful lives of the respective assets, which range from three to 12 years for leasehold improvements and from one to 7 years for other depreciable property and equipment.
Costs incurred to develop software for internal use are capitalized and amortized over the estimated useful life of the software, which ranges from five to 10 years. The Company primarily develops software for use in its Progressive Leasing and Vive operations. The Company uses an agile development methodology in which feature-by-feature updates are made to its software. Certain costs incurred during the application development stage of an internal-use software project are capitalized when management, with the relevant authority, authorizes and commits to funding a feature update and it is probable that the project will be completed and the software will be used to perform the function intended. Capitalization of costs ceases when the feature update is substantially complete and ready for its intended use. All costs incurred during preliminary project and post-implementation project stages are expensed appropriately. Generally, the life cycle for each feature update implementation is one month.
Gains and losses related to dispositions and retirements are recognized as incurred. Maintenance and repairs are also expensed as incurred, and leasehold improvements are capitalized and amortized over the lesser of the lease term or the asset's useful life. Depreciation expense for property, plant and equipment is included in operating expenses in the accompanying consolidated statements of earnings and was $9.7 million, $9.1 million and $7.1 million during the years ended December 31, 2020, 2019 and 2018, respectively. Amortization of previously capitalized internal use software development costs, which is a component of depreciation expense for property, plant and equipment, was $3.4 million, $2.9 million and $0.6 million during the years ended December 31, 2020, 2019 and 2018, respectively.
The Company assesses its long-lived assets other than goodwill and other indefinite-lived intangible assets for impairment whenever facts and circumstances indicate that the carrying amount may not be fully recoverable. If it is determined that the carrying amount of an asset is not recoverable, the Company compares the carrying amount of the asset to its fair value as estimated using discounted expected future cash flows, market values or replacement values for similar assets. The amount by which the carrying amount exceeds the fair value of the asset, if any, is recognized as an impairment loss.
Prepaid Expenses and Other Assets
Prepaid expenses and other assets consist of the following:

	December 31,
(In Thousands)	2020	2019
Prepaid Expenses	$23,030	$17,545
Unamortized Initial Direct Costs on Lease Agreement Originations	4,986	5,623
Prepaid Insurance	3,639	—
Other Assets	7,899	4,288
	$39,554	$27,456

PROG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Goodwill
Goodwill represents the excess of the purchase price paid over the fair value of the identifiable net tangible and intangible assets acquired in connection with business acquisitions. Progressive Leasing is the only reporting unit with goodwill. Impairment occurs when the carrying amount of goodwill is not recoverable from future cash flows. The Company’s goodwill is not amortized but is subject to an impairment test at the reporting unit level annually as of October 1 and more frequently if events or circumstances indicate that impairment may have occurred. Factors which could necessitate an interim impairment assessment include a sustained decline in the Company’s stock price, prolonged negative industry or economic trends and significant underperformance relative to historical results, projected future operating results, or the Company fails to successfully execute on one or more elements of Progressive Leasing's strategic plans. The Company completed its annual goodwill impairment test as of October 1, 2020 and determined that no impairment had occurred. The Company determined that there were no events that occurred or circumstances that changed in the fourth quarter of 2020 that would more likely than not reduce the fair value of Progressive Leasing below its carrying amount.
Other Intangibles
Other intangibles represent identifiable intangible assets acquired as a result of the Progressive Leasing and Vive acquisitions, which the Company recorded at the estimated fair value as of the respective acquisition dates. The Company amortized the definite-lived intangible assets acquired as a result of the Vive acquisition on a straight-line basis over five years. The Company amortizes the definite-lived intangible assets acquired as a result of the Progressive Leasing acquisition on a straight-line basis over periods ranging ten to 12 years for technology and merchant relationships.
Indefinite-lived intangible assets represent the value of trade names and trade marks acquired as part of the Progressive Leasing acquisition. At the date of acquisition, the Company determined that no legal, regulatory, contractual, competitive, economic or other factors limit the useful life of the trade name intangible asset and, therefore, the useful life is considered indefinite. The Company reassesses this conclusion quarterly and continues to believe the useful life of this asset is indefinite.
Indefinite-lived intangible assets are not amortized but are subject to an impairment test annually and when events or circumstances indicate that impairment may have occurred. The Company performs the impairment test for its indefinite-lived intangible assets on October 1 in conjunction with its annual goodwill impairment test. The Company completed its indefinite-lived intangible asset impairment test as of October 1, 2020 and determined that no impairment had occurred.
Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consist of the following:

	December 31,
(In Thousands)	2020	2019
Accounts Payable	$8,630	$12,497
Accrued Salaries and Benefits	18,120	12,598
Accrued Sales and Personal Property Taxes	12,933	11,633
Income Taxes Payable	18,183	—
Other Accrued Expenses and Liabilities	20,383	21,894
	$78,249	$58,622
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
    Level 3—Valuations based on unobservable inputs reflecting the Company’s own assumptions, consistent with reasonably available assumptions made by other market participants. These valuations require significant judgment.
The Company measures a liability related to its non-qualified deferred compensation plan, which represents benefits accrued for plan participants and is valued at the quoted market prices of the participants’ investment elections, at fair value on a recurring

PROG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
basis. The Company maintains certain financial assets and liabilities that are not measured at fair value but for which fair value is disclosed.
The fair values of the Company’s other current financial assets and liabilities, including cash and cash equivalents, accounts receivable and accounts payable, approximate their carrying values due to their short-term nature. The fair value of any revolving credit borrowings also approximate their carrying amounts.
Recent Accounting Pronouncements
Adopted
Leases. In February 2016, the Financial Accounting Standards Board ("FASB") issued ASU 2016-02, Leases ("ASC 842"), which requires lessees to recognize assets and liabilities for most leases and changes certain aspects of lessor accounting, among other things. ASU 2016-02 is effective for annual and interim periods beginning after December 15, 2018. Companies must use a modified retrospective approach to adopt ASC 842; however, the Company adopted an optional transition method in which entities are permitted to not apply the requirements of ASC 842 in the comparative periods presented within the financial statements in the year of adoption, with recognition of a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The application of this optional transition method resulted in a cumulative-effect adjustment of $2.6 million representing an increase to the Company’s January 1, 2019 retained earnings balance, net of tax, due primarily to the recognition of deferred gains recorded under previous sale and operating leaseback transactions. The ASC 842 transition guidance requires companies to recognize any deferred gains not resulting from off-market terms as a cumulative adjustment to retained earnings upon adoption of ASC 842.
As a lessor, a majority of the Company’s revenue generating activities are within the scope of ASC 842. The new standard did not materially impact the timing of revenue recognition. Effective January 1, 2019, ASC 842 resulted in the Company classifying the Progressive Leasing provision for returns and uncollectible renewal payments as a reduction of lease revenue and fees within the consolidated statements of earnings. For periods reported herein prior to January 1, 2019, the Progressive Leasing provision for returns and uncollectible renewal payments was recorded as bad debt expense within operating expenses in the consolidated statements of earnings. The Company has customer lease agreements with lease and non-lease components that fall within the scope of ASU 2014-09, Revenue from Contracts with Customers ("ASC 606") and has elected to aggregate these components into a single component for all classes of underlying assets as the lease and non-lease components generally have the same timing and pattern of transfer.
The new standard also impacts the Company as a lessee by requiring substantially all of its operating leases to be recognized on the balance sheet as operating lease right-of-use assets and operating lease liabilities. See Note 7 to these consolidated financial statements for further details regarding the Company’s leasing activities as a lessee. The Company elected to adopt a package of practical expedients offered by the FASB which removes the requirement to reassess whether expired or existing contracts contain leases and removes the requirement to reassess the lease classification for any existing leases prior to the adoption date of January 1, 2019. Additionally, the Company has elected the practical expedient to include both lease and non-lease components as a single component and account for it as a lease.
Financial Instruments - Credit Losses. In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments ("CECL"). The main objective of the update is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by companies at each reporting date. For trade and other receivables, held to maturity debt securities and other instruments, companies will be required to use a new forward-looking "expected losses" model that generally will result in the recognition of allowances for losses earlier than under the historical accounting guidance. The Company's operating lease activities within Progressive Leasing are not impacted by ASU 2016-13, as operating lease receivables are not in the scope of the CECL standard. The Company was impacted by ASU 2016-13 within its Vive segment because the standard requires earlier recognition of estimated credit losses in the consolidated statements of earnings. Although the CECL standard requires the estimated credit losses to be recognized at the time of loan origination, the related merchant fee discount continues to be amortized as interest and fee revenue on a straight-line basis over the initial 24-month period that the card is active. Therefore, on a loan-by-loan basis, the CECL standard results in higher losses recognized upon loan origination for the estimated credit losses, generally followed by higher net earnings as the related merchant fee discount is amortized to interest and fee revenue, and as interest revenue is accrued and earned on the outstanding loan. Although the CECL standard results in earlier recognition of credit losses in the statements of earnings, there are no changes related to the loan cash flows or the fundamental economics of the business.

PROG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company adopted ASU 2016-13 on a modified retrospective basis during the first quarter of 2020, resulting in a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The application of this transition method resulted in a cumulative-effect non-cash adjustment of $6.7 million, representing a decrease to the Company's January 1, 2020 retained earnings, net of tax. This adjustment was primarily due to the recognition of a $9.5 million increase to the allowance for loan losses as a result of adopting the new CECL standard. The Company has finalized its internal controls and accounting policies related to the CECL standard, which were in place as of January 1, 2020.
Pending Adoption
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform: Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”). The standard provides temporary guidance to ease the potential burden in accounting for reference rate reform primarily resulting from the discontinuation of the London Interbank Overnight ("LIBO") rate, which is currently expected to occur on December 31, 2021. The Company's Revolving Facility debt agreement currently references the LIBO rate for determining interest payable on outstanding borrowings. The amendments in ASU 2020-04 are elective and apply to all entities that have contracts referencing the LIBO rate. The new guidance provides an expedient which simplifies accounting analyses under current GAAP for contract modifications if the change is directly related to a change from the LIBO rate to a new interest rate index. The Company is continuing to evaluate the provisions of ASU 2020–04 and the impacts of transitioning to an alternative rate; however, we do not expect it to have a material impact to the Company's consolidated financial statements or to any key terms of our revolving facility other than the discontinuation of the LIBO rate.
NOTE 2: DISCONTINUED OPERATIONS
Separation and Distribution of the Aaron’s Business Segment
On November 30, 2020, PROG Holdings completed the separation of its Aaron's Business segment from its Progressive Leasing and Vive segments. See Note 1 to these consolidated financial statements for further details.
Prior to the separation and distribution transaction, the results of The Aaron's Company were reported within the Company’s Aaron’s Business segment. All direct revenues and expenses of the Aaron's Business operations have been classified within discontinued operations, net of income tax, within our consolidated statements of earnings for all periods through the separation and distribution date of November 30, 2020. Corporate overhead costs previously reported as expenses of the Aaron’s Business segment did not qualify for classification within discontinued operations and have been classified as expenses within continuing operations for all periods presented through the separation and distribution date of November 30, 2020.
Results from continuing operations during the year ended December 31, 2020 include $18.0 million of pre-tax stock-based compensation expense associated with the modification of outstanding equity awards and executive retirement charges related to the separation and distribution transaction, which are classified as separation related charges within our consolidated statements of earnings. An additional $36.5 million of pre-tax separation and distribution transaction expenses are recognized within discontinued operations during the year ended December 31, 2020.
In connection with the completion of the separation and distribution transaction, the Company repaid the remaining $285.0 million of outstanding borrowings under its previous revolving credit and term loan agreement and senior unsecured notes. The Company incurred a pre-tax loss on extinguishment of $4.1 million in connection with the repayment of the outstanding borrowings, which is classified within discontinued operations in the consolidated statements of earnings. As repayment of the prior revolving credit and term loan borrowings and senior unsecured notes was required under the terms of the loan agreements in the event of a fundamental change to the Company and the legal obligor of the debt was a legal entity of The Aaron's Company, we have classified the loss on extinguishment and the related historical interest expense of $9.9 million, $17.0 million, and $16.4 million during the years ended December 31, 2020, 2019 and 2018, respectively within discontinued operations in the consolidated statements of earnings. The corresponding debt balance of $341.0 million outstanding as of December 31, 2019 has been classified within liabilities of discontinued operations within the consolidated balance sheet.
In order to facilitate an effective separation and distribution, the Company entered into several agreements with The Aaron's Company, which governs the nature of the relationship between and responsibilities of the two companies following the separation. These agreements include a Separation Agreement, a Transition Services Agreement, an Employee Matters Agreement, a Tax Matters Agreement, and an Assignment Agreement. Under the Transition Services Agreement, PROG Holdings and The Aaron's Company agreed to provide each other with certain transitional services including, but not limited to, employee benefits administration, information technology, accounting, tax, internal audit, and finance services for transitional periods that generally do not exceed twelve months. Payments and expense reimbursements for transition services were not material during the year ended December 31, 2020 and are not expected to be material in future periods.

PROG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Summarized Historical Financial Information of Discontinued Operations
The following table summarizes the major classes of line items constituting (loss) earnings of The Aaron's Company, which are included within the (loss) income from discontinued operations, net of income tax, in the consolidated statements of earnings and the operating and investing cash flows of the discontinued operations.

	11 Months Ended November 30,	Year Ended December 31,
(In Thousands)	2020	2019	2018
Total Revenues	$1,591,217	$1,784,477	$1,792,624
Operating (Loss) Profit	(381,244)	78,261	132,810
(Loss) Earnings before Income Taxes from Discontinued Operations[1]	(393,415)	65,175	95,405
Income Tax (Benefit) Expense from Discontinued Operations	(98,323)	9,088	24,498
(Loss) Earnings from Discontinued Operations, Net of Income Tax	$(295,092)	$56,087	$70,907

Cash Flows:
Cash Provided by Operating Activities from Discontinued Operations	$193,319	$172,314	$199,539
Cash Used in Investing Activities from Discontinued Operations	$(64,508)	$(76,187)	$(246,002)
1(Loss) Earnings before Income Taxes from Discontinued Operations during the year ended December 31, 2020 reflects a $446.9 million goodwill impairment loss related to the Aaron's Business segment, $36.5 million of third-party transaction costs related to the separation and distribution transaction, $14.7 million related to a sales and marketing early termination fee, and a $4.1 million loss on debt extinguishment.
The following table summarizes the assets and liabilities of discontinued operations at December 31, 2019:

(In Thousands)	December 31, 2019
ASSETS:
Cash and Cash Equivalents	$—
Accounts Receivable, Net	37,079
Lease Merchandise, Net	781,598
Property, Plant and Equipment, Net	207,301
Operating Lease Right-of-Use Assets	304,932
Goodwill	447,780
Other Intangibles, Net	14,234
Income Tax Receivable	1,083
Prepaid Expenses and Other Assets	86,815
Total Assets of Discontinued Operations	$1,880,822

LIABILITIES:
Accounts Payable and Accrued Expenses	$214,194
Deferred Income Tax Liability	210,103
Customer Deposits and Advance Payments	47,692
Operating Lease Liabilities	335,482
Debt	341,030
Total Liabilities of Discontinued Operations	$1,148,501

PROG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 3: GOODWILL AND INTANGIBLE ASSETS
Indefinite-Lived Intangible Assets
The following table summarizes information related to indefinite-lived intangible assets at December 31:

	December 31,
(In Thousands)	2020	2019
Trade Names and Trademarks	$53,000	$53,000
Goodwill	288,801	288,801
Indefinite-lived Intangible Assets	$341,801	$341,801

Definite-Lived Intangible Assets
The following table summarizes information related to definite-lived intangible assets at December 31:

	2020			2019
(In Thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Acquired Internal-Use Software	$14,000	$(14,000)	$—	$14,000	$(14,000)	$—
Technology	68,550	(46,861)	21,689	68,550	(39,859)	28,691
Merchant Relationships	181,000	(101,268)	79,732	181,000	(86,184)	94,816
Other Intangibles[1]	—	—	—	350	(295)	55
Total	$263,550	$(162,129)	$101,421	$263,900	$(140,338)	$123,562
1 Other intangibles include non-compete agreements that ended during 2020 and were fully amortized at December 31, 2020.
Total amortization expense of definite-lived intangible assets included in operating expenses in the accompanying consolidated statements of earnings was $22.1 million, $22.3 million and $22.3 million during the years ended December 31, 2020, 2019 and 2018, respectively. As of December 31, 2020, estimated future amortization expense for the next five years related to definite-lived intangible assets is as follows:

(In Thousands)
2021	$21,683
2022	21,683
2023	21,684
2024	16,972
2025	15,083
NOTE 4: FAIR VALUE MEASUREMENT
Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table summarizes financial liabilities measured at fair value on a recurring basis:

	December 31, 2020			December 31, 2019
(In Thousands)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Deferred Compensation Liability	$—	$1,740	$—	$—	$1,467	$—
The Company maintains the PROG Holdings, Inc. Deferred Compensation Plan as described in Note 15 to these consolidated financial statements. The liability is recorded in accounts payable and accrued expenses in the consolidated balance sheets. The liability represents benefits accrued for plan participants and is valued at the quoted market prices of the participants’ investment elections, which consist of equity and debt "mirror" funds. As such, the Company has classified the deferred compensation liability as a Level 2 liability.

PROG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Financial Assets and Liabilities Not Measured at Fair Value, But for Which Fair Value is Disclosed
Vive's loans receivable are measured at amortized cost, net of an allowance for loan losses on the consolidated balance sheets. In estimating fair value for Vive's loans receivable, the Company utilized a discounted cash flow methodology. The Company used various unobservable inputs reflecting its own assumptions, such as contractual future principal and interest cash flows, future loss rates, and discount rates (which consider current interest rates and are adjusted for credit risk, among other factors).
The following table summarizes the fair value for Vive's loans receivable:

	December 31, 2020			December 31, 2019
(In Thousands)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Loans Receivable, Net	$—	$—	$119,895	$—	$—	$89,790
NOTE 5: PROPERTY, PLANT AND EQUIPMENT
The following is a summary of the Company’s property, plant, and equipment:

	December 31,
(In Thousands)	2020	2019
Leasehold Improvements	$12,117	$11,364
Fixtures, Equipment and Vehicles	32,271	29,517
Internal-Use Software	17,400	14,001
Internal-Use Software - In Development	1,595	3,071
	63,383	57,953
Less: Accumulated Depreciation and Amortization[1]	(36,678)	(27,588)
	$26,705	$30,365
1Accumulated amortization of internal-use software development costs amounted to $7.5 million and $4.2 million as of December 31, 2020 and 2019, respectively.

PROG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 6: LOANS RECEIVABLE
The following is a summary of the Company’s loans receivable, net:

	December 31,
(In Thousands)	2020	2019
Loans Receivable, Gross	$131,422	$96,387
Unamortized Fees	(10,147)	(6,223)
Loans Receivable, Amortized Cost	121,275	90,164
Allowance for Loan Losses	(42,127)	(14,911)
Loans Receivable, Net of Allowances and Unamortized Fees	$79,148	$75,253

The table below presents credit quality indicators of the amortized cost of the Company's loans receivable by origination year:

(In Thousands)
As of December 31, 2020	2020	2019	2018	2017	2016	Prior	Total
FICO Score Category:
600 or Less	$7,125	$1,792	$535	$80	$54	$6	$9,592
Between 600 and 700	64,809	17,529	6,818	4,005	2,417	363	95,941
700 or Greater	11,478	1,795	1,053	695	638	83	15,742
Total Amortized Cost	$83,412	$21,116	$8,406	$4,780	$3,109	$452	$121,275

Included in the table below is an aging of the loans receivable, gross balance:

(Dollar Amounts in Thousands)	December 31,
Aging Category[1]	2020	2019
30-59 Days Past Due	5.7%	6.9%
60-89 Days Past Due	2.6%	3.6%
90 or more Days Past Due	3.1%	5.0%
Past Due Loans Receivable	11.4%	15.5%
Current Loans Receivable	88.6%	84.5%
Balance of Loans Receivable on Nonaccrual Status	$1,962	$2,284
Balance of Loans Receivable Greater Than 90 Days Past Due and Still Accruing Interest and Fees	$—	$—
1 Customers that were granted a payment deferral due to factors caused by the COVID-19 pandemic maintained their delinquency status for an additional 30 days. This did not materially impact the aging disclosed above.
The table below presents the components of the allowance for loan losses:

	Year Ended December 31,
(In Thousands)	2020	2019
Beginning Balance	$14,911	$12,970
CECL Transition Adjustment[1]	9,463	—
Provision for Loan Losses	34,038	21,667
Charge-offs	(19,504)	(22,204)
Recoveries	3,219	2,478
Ending Balance	$42,127	$14,911
1 Upon the January 1, 2020 adoption of CECL as further described in Note 1 to these consolidated financial statements, the Company increased its allowance for loan losses by $9.5 million. The increase was recorded as a cumulative-effect non-cash adjustment of $6.7 million, net of tax, to the opening balance of the Company's 2020 retained earnings.

PROG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 7: LEASES
Lessor Information
Refer to Note 1 to these consolidated financial statements for further information about the Company's revenue generating activities as a lessor. All of Progressive Leasing's customer agreements are considered operating leases, and the Company currently does not have any sales-type or direct financing leases.
Lessee Information
As a lessee, the Company leases call center, management and information technology space for corporate functions under operating leases expiring at various times through 2027. To the extent that a leased property is vacated prior to the termination of the lease, the Company may sublease these spaces to third parties. The Company also leases space for its hub facilities, some of its vehicles, and information technology equipment under operating leases. For all of its leases in which the Company is a lessee, the Company has elected to include both the lease and non-lease components as a single component and account for it as a lease. The Company did not have any obligations under finance leases for any of the periods presented within the consolidated financial statements.
Operating lease costs are recorded on a straight-line basis within operating expenses in the consolidated statements of earnings. The Company’s total operating lease cost is comprised of the following:

	Year Ended December 31,
(In Thousands)	2020	2019
Operating Lease cost:
Operating Lease cost classified within Operating Expenses[1]	$4,481	$4,253
Sublease Receipts[2]	—	—
Total Operating Lease cost:	$4,481	$4,253
1 Short-term and variable lease expenses were not significant during the years ended December 31, 2020 and 2019. Short-term lease expense is defined as leases with a lease term of greater than one month, but not greater than 12 months. The Company also incurred $4.7 million of rental expense during the year ended December 31, 2018 under ASC 840, Leases.
2 The Company did not have any subleases in which it remained as the primary obligor during 2020 or 2019, and currently does not anticipate receiving any future sublease receipts.

Additional information regarding the Company’s leasing activities as a lessee is as follows:

	Year Ended December 31,
(In Thousands)	2020	2019
Cash Paid for amounts included in measurement of Lease Liabilities:
Operating Cash Flows for Operating Leases	$5,252	$4,497
Total Cash paid for amounts included in measurement of Lease Liabilities	5,252	4,497
Right-of-Use Assets obtained in exchange for new Operating Lease Liabilities	$—	$4,379

Supplemental balance sheet information related to leases is as follows:

		December 31,
(In Thousands)	Balance Sheet Classification	2020	2019
Assets
Total Lease Assets	Operating Lease Right-of-Use Assets	$20,613	$24,279
Liabilities
Total Lease Liabilities	Operating Lease Liabilities	$29,516	$33,904

Many of the Company’s real estate leases contain renewal options for additional periods ranging from three to five years. The Company currently does not have any real estate leases in which it considers the renewal options to be reasonably certain of

PROG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
exercise, as the Company's leases contain contractual renewal rental rates that are considered to be in line with market rental rates and there are not significant economic penalties or business disruptions incurred by not exercising any renewal options.
The Company uses its incremental borrowing rate as the discount rate for its leases, as the implicit rate in the lease is not readily determinable. Below is a summary of the weighted-average discount rate and weighted-average remaining lease term for the Company’s operating leases:

	December 31,
	2020		2019
	Weighted Average Discount Rate[1]	Weighted Average Remaining Lease Term (in years)	Weighted Average Discount Rate[1]	Weighted Average Remaining Lease Term (in years)
Operating Leases	3.4%	5.7	3.4%	6.4
1 Upon adoption of ASC 842, discount rates for existing operating leases were established as of January 1, 2019.
Under the short-term lease exception provided within ASC 842, the Company does not record a lease liability or right-of-use asset for any leases that have a lease term of 12 months or less at commencement. Below is a summary of undiscounted operating lease liabilities that have initial terms in excess of one year as of December 31, 2020. The table also includes a reconciliation of the future undiscounted cash flows to the present value of operating lease liabilities included in the consolidated balance sheets.

(In Thousands)	Total
2021	$5,702
2022	5,767
2023	5,373
2024	5,197
2025	4,160
Thereafter	6,584
Total Undiscounted Cash Flows	32,783
Less: Interest	(3,267)
Present Value of Lease Liabilities	$29,516
NOTE 8: INDEBTEDNESS
On November 24, 2020, the Company entered into a credit agreement with a consortium of lenders providing for a $350.0 million senior unsecured revolving credit facility (the “Revolving Facility”), under which revolving borrowings became available at the completion of the separation and distribution transaction, and under which all borrowings and commitments will mature or terminate on November 24, 2025. The Company expects that the Revolving Facility will be used to provide for working capital and capital expenditures, to finance future permitted acquisitions, and for other general corporate purposes. The Company had $50.0 million of outstanding borrowings under the Revolving Facility as of December 31, 2020. The Company incurred $2.2 million of lender and legal fees related to the Revolving Facility, which were recorded within prepaid expenses and other assets in the consolidated balance sheets and will be deferred and amortized through the maturity date.
In conjunction with the separation and distribution, the Company repaid in full the outstanding principal and accrued interest amounts due under its previous debt agreements, including (i) $225.4 million paid on November 30, 2020 for outstanding principal and accrued interest due under the revolving credit and term loan facility scheduled to mature in January 2025; and (ii) $61.3 million paid on November 27, 2020 to repay outstanding principal, accrued interest, and an early prepayment fee for the senior unsecured notes scheduled to mature in April 2021. The Company recorded a $4.1 million loss on extinguishment of the debt within (loss) earnings from discontinued operations in the consolidated statements of earnings. We have classified the historical debt balances related to our prior revolving credit and term loan agreement, senior unsecured notes, and finance leases that were directly related to the operations of The Aaron's Company, Inc. within liabilities of discontinued operations on the consolidated balance sheets, as repayment of the prior debt facilities was required under the terms of the loan agreements in the event of a fundamental change to the Company and the legal obligor of these agreements was a legal entity of The Aaron's Company.

PROG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Revolving Facility
The Company is a guarantor of the Revolving Facility with Progressive Finance Holdings, LLC, a wholly-owned subsidiary of the Company, as borrower. The Revolving Facility includes (i) a $20.0 million sublimit for the issuance of letters of credit on customary terms, and (ii) a $25.0 million sublimit for swingline loans on customary terms. We will have the right from time to time to request to increase the size of the Revolving Facility or add certain incremental revolving or term loan facilities (the “Incremental Facilities”) in minimum amounts to be agreed upon. The aggregate principal amount of all such Incremental Facilities may not exceed $300.0 million. Borrowings under the Revolving Facility bear interest at a rate per annum equal to, at our option, (i) the LIBO rate plus a margin within the range of 1.5% to 2.5% for revolving loans, based on total leverage, or (ii) the base rate plus the applicable margin, which will be 1.00% lower than the applicable margin for LIBO rate loans. The interest rate of the Revolving Facility at December 31, 2020 was 1.94%.
The Company pays a commitment fee on unused balances, which ranges from 0.20% to 0.35% as determined by the Company's ratio of total net debt to EBITDA. As of December 31, 2020, the amount available under the Revolving Facility was $300.0 million.
Financial Covenants
The Revolving Facility discussed above contains financial covenants, which include requirements that the Company maintain ratios of (i) total net debt to EBITDA of no more than 2.50:1.00 and (ii) consolidated interest coverage of no less than 3.00:1.00. The Company will be in default under the Revolving Facility agreement if it fails to comply with these covenants, and all borrowings outstanding could become due immediately. Under the Revolving Facility, the Company may pay cash dividends in any year so long as, after giving pro forma effect to the dividend payment, the Company maintains compliance with its financial covenants and no event of default has occurred or would result from the payment. At December 31, 2020, the Company was in compliance with all financial covenants related to its outstanding debt.
Below is a summary of future principal maturities due under the Revolving Facility as of December 31, 2020. For purposes of the below table, we have assumed that the $50.0 million of outstanding borrowings at December 31, 2020 will remain outstanding until November 24, 2025, the maturity date of the Revolving Facility. However, all borrowings under the Revolving Facility may be repaid at any time by the Company without penalty.

(In Thousands)
2021	$—
2022	—
2023	—
2024	—
2025	50,000
Thereafter	—
Total	$50,000

PROG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 9: INCOME TAXES
The following is a summary of the Company’s income tax expense from continuing operations:

	Year Ended December 31,
(In Thousands)	2020	2019	2018
Current Income Tax Expense:
Federal	$(15,895)	$4,453	$(5,435)
State	16,219	11,206	9,575
	324	15,659	4,140
Deferred Income Tax Expense:
Federal	37,132	38,353	30,314
State	493	(1,784)	(2,958)
	37,625	36,569	27,356
Income Tax Expense	$37,949	$52,228	$31,496

Significant components of the Company’s deferred income tax liabilities and assets from continuing operations are as follows:

	December 31,
(In Thousands)	2020	2019
Deferred Tax Liabilities:
Lease Merchandise and Property, Plant and Equipment	$179	$336
Goodwill and Other Intangibles	—	119
Investment in Partnership	150,988	165,042
Operating Lease Right-of-Use Assets	447	681
Other, Net	—	—
Total Deferred Tax Liabilities	151,614	166,178
Deferred Tax Assets:
Accrued Liabilities	10,699	5,137
Advance Payments	—	—
Operating Lease Liabilities	472	710
Other, Net	17,539	60,039
Total Deferred Tax Assets	28,710	65,886
Less Valuation Allowance	(4,034)	—
Net Deferred Tax Liabilities	$126,938	$100,292

PROG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company’s effective tax rate from continuing operations differs from the statutory United States Federal income tax rate as follows:

	Year Ended December 31,
	2020	2019	2018
Statutory Rate	21.0%	21.0%	21.0%
Increases (Decreases) in United States Federal Taxes
Resulting From:
State Income Taxes, net of Federal Income Tax Benefit	4.6	26.9	3.4
Permanent difference for loss on Progressive FTC matter	—	133.1	—
NOL Carryback under CARES Act	(13.1)	—	—
Other Permanent Differences	(1.0)	(7.4)	(1.5)
Deferred Tax Adjustments	1.1	5.8	(0.4)
Current FIN 48 Expense	(0.3)	7.2	(0.1)
Other, net	1.7	2.5	(2.3)
Effective Tax Rate	14.0%	189.1%	20.1%

The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted on March 27, 2020 in the United States. As a result of the CARES Act legislation, the Company elected to carryback its 2018 net operating losses of $242.2 million to 2013, thus generating a refund of $84.4 million, which was received in July 2020, and an income tax benefit of $34.2 million which was reported within continuing operations in 2020. Vive filed a separate federal return from the Company and has also elected to carryback its 2018 and 2019 net operating losses of $5.4 million and $5.2 million respectively, to 2013 and 2014, thus generating a refund of $1.8 million in 2020, and an estimated refund of $1.8 million in 2021 and an income tax benefit of $1.4 million which was reported within continuing operations in 2020. The tax benefit related to the carryback of the net operating losses is the result of the federal income tax rate differential between the current statutory rate of 21% and the 35% rate applicable to 2013 and 2014.
The Company is estimating taxable income in 2020. As stated above, the net operating loss earned during 2018 was carried back to prior years and is no longer available to offset estimated taxable income in the current year.
At December 31, 2020, the Company had $1.8 million of tax-effected state net operating loss carryforwards and $7.3 million of state tax credit carryforwards, which will both begin to expire in 2023.
The Company files a federal consolidated income tax return in the United States, and the separate legal entities file in various states. With few exceptions, the Company is no longer subject to federal, state and local tax examinations by tax authorities for years before 2017.
In connection with our separation and distribution of The Aaron's Company, we entered into various agreements that govern the relationship between the parties going forward, including a tax matters agreement. Under the tax matters agreement, the Company is generally responsible for all additional taxes (and will be entitled to all related refunds of taxes) imposed on The Aaron's Company and its subsidiaries arising after the separation date with respect to the taxable periods ended on or prior to November 30, 2020.
The following table summarizes the activity related to the Company’s uncertain tax positions:

	Year Ended December 31,
(In Thousands)	2020	2019	2018
Balance at January 1,	$3,699	$1,896	$1,701
Additions Based on Tax Positions Related to the Current Year	26	103	128
Additions for Tax Positions of Prior Years	220	1,957	595
Prior Year Reductions	(108)	(32)	(85)
Statute Expirations	(1,053)	(225)	(160)
Settlements	(36)	—	(283)
Balance at December 31,	$2,748	$3,699	$1,896

PROG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2020 and 2019, the amount of uncertain tax benefits that, if recognized, would affect the effective tax rate is $2.6 million and $3.6 million, respectively, including interest and penalties.
During the years ended December 31, 2020, 2019 and 2018 the Company recognized a net benefit of $0.1 million, and net expense of $0.2 million and $0.1 million, respectively related to penalties and interest. The Company had $0.2 million and $0.4 million of accrued interest and penalties at December 31, 2020 and 2019, respectively. The Company recognizes potential interest and penalties related to uncertain tax benefits as a component of income tax expense (benefit).
NOTE 10: COMMITMENTS AND CONTINGENCIES
Legal Proceedings
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
At December 31, 2020 and 2019, the Company had accrued $0.1 million and $175.2 million, respectively, for pending legal and regulatory matters for which it believes losses are probable and is the Company’s best estimate of its exposure to loss. The December 31, 2019 accrual includes a $175.0 million settlement with the Federal Trade Commission (the "FTC") discussed in more detail below, which was recorded in accrued regulatory expenses in the consolidated balance sheet. The Company records all other liabilities related to legal matters in accounts payable and accrued expenses in the consolidated balance sheet. The Company estimates that the aggregate range of reasonably possible loss in excess of accrued liabilities for such probable loss contingencies is between zero and $0.2 million.
At December 31, 2020, the Company estimated that the aggregate range of loss for all material pending legal and regulatory proceedings for which a loss is reasonably possible, but less likely than probable (i.e., excluding the contingencies described in the preceding paragraph), is immaterial. Those matters for which a reasonable estimate is not possible are not included within estimated ranges and, therefore, the estimated ranges do not represent the Company’s maximum loss exposure. The Company’s estimates for legal and regulatory accruals, aggregate probable loss amounts and reasonably possible loss amounts, are all subject to the uncertainties and variables described above.
Regulatory Inquiries
In July 2018, the Company received civil investigative demands ("CIDs") from the FTC regarding disclosures related to lease-to-own and other financial products offered by the Company through the Aaron's Business and Progressive Leasing and whether such disclosures violate the Federal Trade Commission Act (the "FTC Act"). Although we believe such disclosures were in compliance with the FTC Act and have not admitted to any wrongdoing, in December 2019, Progressive Leasing reached an agreement in principle with the staff of the FTC with respect to a tentative settlement to resolve the FTC inquiry, pursuant to which Progressive would pay $175.0 million to the FTC. Because Progressive reached a tentative agreement with respect to the financial terms of the settlement in December 2019, the Company recognized a charge of $179.3 million, including $4.3 million of incurred legal fees. In January 2020, Progressive and the FTC staff agreed in principle on the terms of a related consent order which, among other matters, requires Progressive to undertake certain compliance-related activities, including monitoring, disclosure and reporting requirements. The proposed consent order was approved by the FTC on April 17, 2020 and approved by the United States District Court for the Northern District of Georgia on April 22, 2020. The Company paid the $175.0 million settlement amount to the FTC on April 27, 2020. The Company recognized $0.8 million of insurance recoveries during the year ended December 31, 2020 associated with certain legal fees incurred in connection with the FTC matter.
In late January 2021, the Company, along with other other lease-to-own companies, received a subpoena from the California Department of Financial Protection and Innovation (the “DFPI”) requesting the production of documents regarding the

PROG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Company’s compliance with state consumer protection laws, including new legislation that went into effect on January 1, 2021. Although the Company believes it is in compliance with all applicable consumer financial laws and regulations in California, this inquiry could lead to an enforcement action and/or a consent order, and substantial costs, including legal fees, fines, penalties, and remediation expenses. While the Company intends to preserve defenses surrounding the jurisdiction of DFPI in this matter, it anticipates cooperating with the DFPI in responding to its inquiry.
Litigation Matters
In Stein v. Aaron's, Inc., et. al., filed in the United States District Court for the Southern District of New York on February 28, 2020, the plaintiffs allege that from March 2, 2018 through February 19, 2020, the Company made certain misleading public statements about the Company's business, operations, and prospects. The allegations underlying the lawsuit principally relate to the FTC's inquiry into disclosures related to lease-to-own and other financial products offered by the Company through its historical Aaron's Business and Progressive Leasing segments. The Company believes the claims are without merit and intends to vigorously defend against this lawsuit. The case has been transferred to the United States District Court for the Northern District of Georgia, where the Company has filed a motion to dismiss the case and a final briefing on that motion was filed on November 17, 2020. No ruling has been made on the motion to dismiss.
Other Contingencies
At December 31, 2020, the Company had non-cancelable commitments primarily related to certain consulting and information technology services agreements, software licenses, hardware and software maintenance, and minimum contractually required customer loan amounts to be originated through and acquired from Vive's third-party federally insured banks of $12.3 million. Payments under these commitments are scheduled to be $9.2 million in 2021, $1.9 million in 2022, $0.6 million in 2023, $0.3 million in 2024, and $0.3 million in 2025, with no amounts committed thereafter.
Management regularly assesses the Company’s insurance deductibles, monitors the Company’s litigation and regulatory exposure with the Company’s attorneys and evaluates its loss experience. The Company also enters into various contracts in the normal course of business that may subject it to risk of financial loss if counterparties fail to perform their contractual obligations.
Off-Balance Sheet Risk
The Company, through its Vive segment, had unfunded lending commitments totaling $287.3 million and $225.0 million as of December 31, 2020 and 2019, respectively, that do not give rise to revenues and cash flows. These unfunded commitments arise in the ordinary course of business from credit card agreements with individual cardholders that give them the ability to borrow, against unused amounts, up to the maximum credit limit assigned to their account. While these unfunded amounts represent the total available unused lines of credit, the Company does not anticipate that all cardholders will utilize their entire available line at any given point in time. Commitments to extend unsecured credit are agreements to lend to a cardholder so long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.
Prior to the January 1, 2020 adoption of CECL as discussed further in Note 1, the Company recorded a reserve for losses on unfunded loan commitments, which was approximately $0.4 million as of December 31, 2019 and was included in accounts payable and accrued expenses in the consolidated balance sheet. Upon the adoption of CECL, the Company reversed the aforementioned reserve for losses on unfunded loan commitments and recorded a corresponding pre-tax increase of $0.4 million to its January 1, 2020 retained earnings balance.

PROG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 11: SHAREHOLDERS’ EQUITY
At December 31, 2020, the Company held 23,029,434 shares in its treasury and had the authority to purchase additional shares up to its remaining authorization limit of $262.0 million. On February 22, 2021, the Company's Board of Directors terminated the share repurchase program that was in effect as of December 31, 2020 and replaced it with a new repurchase program that will permit the Company to repurchase up to $300.0 million of the Company's outstanding common stock. The holders of common stock are entitled to receive dividends and other distributions in cash or stock of the Company as and when declared by the Company's Board of Directors out of legally available funds. Certain unvested time-based restricted stock awards entitle participants to vote and accrue dividends during the vesting period. As of December 31, 2020, the Company had issued approximately 351,000 unvested restricted stock awards that contain voting rights but are not presented as outstanding on the consolidated balance sheets.
The Company did not repurchase any shares of its common stock in 2020. In 2019, the Company repurchased 1,156,184 shares of its common stock for $69.3 million. In 2018, the Company repurchased 3,749,493 shares of its common stock for $168.7 million.
The Company has 1,000,000 shares of preferred stock authorized. The shares are issuable in series with terms for each series fixed by, and such issuance subject to approval by, the Board of Directors. As of December 31, 2020, no preferred shares have been issued.
NOTE 12: STOCK-BASED COMPENSATION
Description of Plans
The Company grants stock options, RSUs, RSAs and PSUs to certain employees and directors of the Company under the 2015 Equity and Incentive Award Plan, and previously did so under the 2001 Stock Option and Incentive Award Plan (the "2015 Plan" and "2001 Plan"). The 2001 Plan was originally approved by the Company’s shareholders in May 2001 and was amended and restated with shareholder approval in May 2009 and discontinued with the approval of the 2015 Plan on May 6, 2015. The 2015 Plan was subsequently amended and restated with shareholder approval in February 2019. Beginning in 2015, as part of the Company’s long-term incentive compensation program ("LTIP Plan") and pursuant to the Company’s 2001 Plan and 2015 Plan, the Company granted a mix of stock options, time-based restricted stock and performance share units to key executives and managers and also granted time-based restricted stock units to directors of the Company. As of December 31, 2020, the aggregate number of shares of common stock that may be issued or transferred under the 2015 Plan is 3,570,891.
Conversion at Separation and Distribution of The Aaron's Company
In accordance with the terms of the Separation and the Employee Matters Agreement between The Aaron's Company and
PROG Holdings, all unexercised, unissued and/or unvested share-based awards previously granted to Aaron's Holdings Company, Inc. employees and directors under the Aaron's, Inc. equity plans through the separation and distribution date of November 30, 2020 were converted at the time of distribution to replacement stock options, RSUs, PSUs and RSAs.
The replacement awards were converted using formulas designed to preserve the intrinsic economic value of the awards after taking into consideration the distribution. Aaron's Holdings Company, Inc. employees who held unvested PSUs, and/or RSAs of Aaron's Holdings Company, Inc. on the record date of November 27, 2020 generally had the option to elect one of two conversion methods for determining the replacement awards:

i.to receive replacement awards of both PROG Holdings and The Aaron's Company for the number of whole units, rounded down to the nearest whole unit, of PROG Holdings and The Aaron's Company common stock that they would have received as a shareholder of Aaron's Holdings Company, Inc. at the date of separation, which is one share of The Aaron's Company for every two shares of PROG Holdings (i.e., "the shareholder method"); or
ii.to receive replacement awards only of the respective employer's common stock for an amount determined by a conversion ratio determined by calculating the product of the pre-distribution share price of Aaron's Holdings Company, Inc. and the pre-distribution number of awards to be cancelled and replaced pursuant to this conversion, then dividing the product by the post-distribution volume weighted adjusted three-day average share price of the respective employer's common stock, rounded down to the nearest whole share (i.e., "the employee method").
In accordance with the Employee Matters Agreement, the conversion of certain awards, including substantially all unvested and unexercised vested stock options, was required to be determined following the employee method. The conversion of RSUs held by the board of directors was required to be determined following the shareholder method.
Under both the shareholder method and the employee method, the terms and conditions of the converted awards were replicated, and, as necessary, adjusted to ensure that the vesting schedules were unchanged and the awards were converted in

PROG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
accordance with the Employee Matters Agreement. The impact of the conversion of the unexercised and unvested equity awards on the separation date is reflected in the respective tables below as the "Separation of The Aaron's Company, Inc. on November 30, 2020" and "Granted in Equity Conversion on November 30, 2020". In connection with the conversion, certain equity awards of PROG Holdings employees and directors were converted into equity awards of The Aaron's Company and are therefore not reflected in the ending awards outstanding in the tables below; however, these awards will result in stock based compensation expense of PROG Holdings as the awards continue to vest in the future. In connection with the conversion, certain employees and directors of The Aaron's Company have outstanding RSUs, PSUs, RSAs, and stock options in PROG Holdings, which are reflected in the ending awards outstanding in the tables below; however, these awards will not result in stock based compensation expense of PROG Holdings for periods subsequent to the separation and distribution date. Equity award activity that occurred prior to the separation and distribution has not been segregated between continuing and discontinued operations in the tables below.
The Company accounted for the conversion of the awards as award modifications in accordance with ASC 718, Compensation - Stock Compensation ("ASC 718"). The Company compared the fair value of the outstanding awards immediately prior to the conversion with the fair value of the outstanding awards immediately after the conversion, and determined that the conversion of equity awards held by PROG Holdings employees, corporate employees of Aaron's Holding Company, Inc., the Company's directors, and The Aaron's Company directors resulted in incremental compensation expense of $5.2 million related to outstanding vested awards. The incremental expense is classified as continuing operations and is included as a component of separation related charges in the accompanying consolidated statements of earnings for the year ended December 31, 2020. The incremental expense related to outstanding unvested awards held by PROG Holdings employees was immaterial.
Retirement-related Modifications
In connection with the separation and distribution on November 30, 2020, PROG Holdings and The Aaron's Company entered into a Transition Agreement with the former Chief Executive Officer of Aaron's Holdings Company, Inc., pursuant to which the former CEO would retire and transition to the non-employee Chairman of the Board of Directors of The Aaron's Company, effective November 30, 2020. The Transition Agreement provided that all unvested stock options, RSAs and PSUs granted to the former CEO in prior periods would become fully vested as promptly as practicable following the completion of the separation and distribution. These awards also followed the conversion methodology outlined in the "Conversion at Separation" section above, pursuant to the terms of the Employee Matters Agreement.
The terms of the Transition Agreement resulted in award modifications under ASC 718 as both the fair value and vesting conditions of the awards had been changed. The modifications resulted in incremental compensation expense of $4.5 million associated with the conversion and an additional incremental expense of $8.7 million related to the accelerated vesting of the equity awards. The total incremental expense was due to (i) increased fair value of the awards immediately after the modification as compared to immediately prior to the modifications and (ii) the accelerated vesting of all awards following the completion of the separation and distribution, which resulted in the recognition of a total $13.2 million expense during the fourth quarter of 2020. The incremental compensation expense associated with the modification of the former CEO's awards is included in continuing operations as a component of separation related charges in the accompanying consolidated statements of earnings for the year ended December 31, 2020.
Stock-based Compensation Expense
The Company has elected a policy to estimate forfeitures in determining the amount of stock compensation expense. Total stock-based compensation expense for both continuing and discontinued operations, which includes the incremental compensation expense discussed above, was $41.2 million, $26.5 million and $28.2 million for the years ended December 31, 2020, 2019 and 2018, respectively. The total stock-based compensation expense classified within continuing operations in the consolidated statements of earnings was $35.8 million, $21.2 million and $21.3 million for the years ended December 31, 2020, 2019 and 2018, respectively. The stock-based compensation expense classified within continuing operations is included as a component of operating expenses in the consolidated statements of earnings, with the exception of the incremental compensation expense associated with the modifications described above, which were included as a component of separation related charges.
The total income tax benefit recognized in the consolidated statements of earnings for stock-based compensation arrangements was $10.1 million, $6.6 million and $6.9 million in the years ended December 31, 2020, 2019 and 2018, respectively. Benefits of tax deductions in excess of recognized compensation cost, which are included in operating cash flows, were $2.6 million, $4.8 million and $5.7 million for the years ended December 31, 2020, 2019 and 2018, respectively.
As of December 31, 2020, there was $13.5 million of total unrecognized compensation expense related to non-vested stock-based compensation of directors and employees of PROG Holdings, which is expected to be recognized over an average period of 1.34 years.

PROG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Stock Options
Under the Company’s 2001 Plan, options granted become exercisable after a period of one to five years and unexercised options lapse 10 years after the date of grant. Under the Company’s 2015 Plan, options granted to date become exercisable after a period of one to three years and unexercised options lapse 10 years after the date of the grant. Unvested options are subject to forfeiture upon termination of service for both plans. The Company recognizes compensation expense for options that have a graded vesting schedule on a straight-line basis over the requisite service period. Shares are issued from the Company’s treasury shares upon share option exercises.
The Company determines the fair value of stock options on the grant date using a Black-Scholes-Merton option pricing model that incorporates expected volatility, expected option life, risk-free interest rates and expected dividend yields. The expected volatility is based on implied volatilities from traded options on the Company’s stock and the historical volatility of the Company’s common stock over the most recent period generally commensurate with the expected estimated life of each respective grant. The expected lives of options are based on the Company’s historical option exercise experience. The Company believes that the historical experience method is the best estimate of future exercise patterns. The risk-free interest rates are determined using the implied yield available for zero-coupon United States government issues with a remaining term equal to the expected life of the grant. The expected dividend yields are based on the approved annual dividend rate in effect and market price of the underlying common stock at the time of grant. No assumption for a future dividend rate increase has been included unless there is an approved plan to increase the dividend in the near term.
The Company granted 400,000, 293,000 and 361,000 stock options during the years ended December 31, 2020, 2019 and 2018, respectively. The weighted-average fair value of options granted and the weighted-average assumptions used in the Black-Scholes-Merton option pricing model for such grants were as follows:

	2020	2019	2018
Dividend Yield	0.4%	0.3%	0.3%
Expected Volatility	39.4%	36.5%	34.8%
Risk-free Interest Rate	0.9%	2.5%	2.6%
Expected Term (in years)	5.3	5.3	5.3
Weighted-average Fair Value of Stock Options Granted	$13.48	$19.59	$16.54

The following table summarizes information about stock options outstanding at December 31, 2020:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding December 31, 2020	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Number Exercisable December 31, 2020	Weighted Average Exercise Price
$20.00-30.00	200,926	5.19	$24.11	200,926	$24.11
30.01-40.00	201,776	8.86	36.33	—	—
40.01-50.00	320,126	7.49	46.52	147,533	45.34
20.00-50.00	722,828	7.23	37.45	348,459	33.10

PROG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below summarizes option activity for the year ended December 31, 2020:

	Options (In Thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in Thousands)	Weighted Average Fair Value
Outstanding at January 1, 2020	1,730	$34.71
Granted - pre-spin	400	38.44
Forfeited/expired - pre-spin	(99)	44.53
Exercised - pre-spin	(920)	26.87
Separation of The Aaron's Company, Inc. on November 30, 2020	(1,111)	41.67
Granted in Equity Conversion on November 30, 2020	723	37.45
Outstanding at December 31, 2020	723	37.45	7.2	$11,873	$12.96
Expected to Vest	366	41.60	8.4	4,491	14.76
Exercisable at December 31, 2020	348	33.10	6.1	7,237	11.06
The aggregate intrinsic value amounts in the table above represent the closing price of the Company’s common stock on December 31, 2020 in excess of the exercise price, multiplied by the number of in-the-money stock options as of that same date. Options outstanding that are expected to vest are net of estimated future option forfeitures.
The aggregate intrinsic value of options exercised, which represents the value of the Company’s common stock at the time of exercise in excess of the exercise price, was $24.9 million, $6.5 million and $6.6 million during the years ended December 31, 2020, 2019 and 2018, respectively. The total grant-date fair value of options exercised during the year ended December 31, 2020, 2019 and 2018 was $7.8 million, $4.6 million and $3.5 million, respectively.
Restricted Stock
Restricted stock units or restricted stock awards (collectively, "restricted stock") may be granted to employees and directors under the 2015 Plan and typically vest over approximately one to three-year periods; under the 2001 Plan restricted stock typically vests over approximately one to five-year periods. Restricted stock grants are generally settled in stock and may be subject to one or more objective employment, performance or other forfeiture conditions as established at the time of grant. The Company generally recognizes compensation expense for restricted stock with a graded vesting schedule on a straight-line basis over the requisite service period as restricted stock is generally not subject to Company performance metrics. Shares are issued from the Company’s treasury shares upon vesting. Any shares of restricted stock that are forfeited may again become available for issuance.
The fair value of restricted stock is generally based on the fair market value of the Company’s common stock on the date of grant.
During 2015, 2016 and 2017, the Company granted performance-based restricted stock to certain executive officers that vest over a three-year service period and with the achievement of specific performance criteria. The compensation expense associated with these awards is recognized on an accelerated basis over the respective vesting periods based on the Company's projected assessment of the level of performance that will be achieved and earned. As of December 31, 2020, there are no performance-based restricted shares still subject to performance conditions.

PROG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company granted 375,000, 225,000 and 248,000 shares of restricted stock at weighted-average fair values of $41.45, $54.28 and $46.01 in the years ended December 31, 2020, 2019 and 2018, respectively. The following table summarizes information about restricted stock activity during 2020:

	Restricted Stock (In Thousands)	Weighted Average Fair Value
Non-vested at January 1, 2020	494	$44.33
Granted - pre-spin	375	41.45
Forfeited - pre-spin	(65)	44.89
Vested - pre-spin	(209)	41.33
Separation of The Aaron's Company, Inc. on November 30, 2020	(595)	43.50
Granted in Equity Conversion on November 30, 2020	487	37.35
Forfeited - post-spin	(2)	40.88
Vested - post-spin	(25)	34.44
Non-vested at December 31, 2020	460	37.49
The total vest-date fair value of restricted stock described above that vested during the year was $10.5 million, $14.6 million and $24.8 million in the years ended December 31, 2020, 2019 and 2018, respectively.
Performance Share Units
For performance share units, which are gener`ally settled in stock, the number of shares earned is determined at the end of the one-year performance period based upon achievement of various performance criteria, which have included adjusted EBITDA, revenue and invoice volume levels of the respective segments and return on capital for PROG Holdings, Inc. Beginning in 2016, the Company added adjusted pre-tax profit and production volume levels as additional performance criteria for certain segments. When the performance criteria are met, the award is earned and one-third of the award vests. Another one-third of the earned award is subject to an additional one-year service period and the remaining one-third of the earned award is subject to an additional two-year service period. Shares are issued from the Company’s treasury shares upon vesting. The number of performance-based shares which could potentially be issued ranges from zero to 200% of the target award.
The fair value of performance share units is based on the fair market value of the Company’s common stock on the date of grant. The compensation expense associated with these awards is amortized on an accelerated basis over the vesting period based on the Company’s projected assessment of the level of performance that will be achieved and earned. In the event the Company determines it is no longer probable that the minimum performance criteria specified in the plan will be achieved, all previously recognized compensation expense is reversed in the period such a determination is made.
The following table summarizes information about performance share unit activity during 2020:

	Performance Share Units (In Thousands)	Weighted Average Fair Value
Non-vested at January 1, 2020	582	$43.93
Granted - pre-spin	248	36.05
Forfeited/unearned - pre-spin	(62)	45.55
Vested - pre-spin	(325)	37.78
Separation of The Aaron's Company, Inc. on November 30, 2020	(443)	44.11
Granted in Equity Conversion on November 30, 2020	346	39.10
Forfeited/unearned - post-spin	(3)	38.90
Vested - post-spin	(47)	34.33
Non-vested at December 31, 2020	296	39.85
The total vest-date fair value of performance share units described above that vested during the period was $18.4 million, $22.1 million and $22.6 million for the years ended December 31, 2020, 2019 and 2018, respectively.

PROG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Employee Stock Purchase Plan
Effective May 9, 2018, the Company's Board of Directors and shareholders approved the Employee Stock Purchase Plan ("ESPP"), which is a tax-qualified plan under Section 423 of the Internal Revenue Code. The purpose of the Company's ESPP is to encourage ownership of the Company's common stock by eligible employees of PROG Holdings, Inc. and certain subsidiaries. Under the ESPP, eligible employees are allowed to purchase common stock of the Company during six-month offering periods at the lower of: (i) 85% of the closing trading price per share of the common stock on the first trading date of an offering period in which a participant is enrolled; or (ii) 85% of the closing trading price per share of the common stock on the last day of an offering period. Employees participating in the ESPP can contribute up to an amount not exceeding 10% of their base salary and wages up to an annual maximum of $25,000 in total fair market value of the common stock.
The final offering period for the year ended December 31, 2020 was modified to accelerate the purchase date to be prior to the completion of the spin-off. The Company concluded that the acceleration of the purchase date should be considered an award modification under ASC 718, as the fair value of the award had been changed. The Company performed a comparison of fair value immediately before and after modification, noting the post-modification fair value was lower than the pre-modification fair value, resulting in no incremental compensation expense.
The compensation cost related to the ESPP is measured on the grant date based on eligible employees' expected withholdings and is recognized over each six-month offering period. Total compensation cost recognized in connection with the ESPP was $0.6 million, $0.5 million and $0.2 million for years ended December 31, 2020, 2019 and 2018, respectively. These costs were included as a component of operating expenses in the consolidated statements of earnings. The compensation cost related to the ESPP that was classified within continuing operations in the consolidated statements of earnings was $0.3 million, $0.2 million and $0.1 million for the years ended December 31, 2020, 2019 and 2018, respectively.
During the year ended December 31, 2020, the Company issued 52,107 shares under the ESPP at a weighted average purchase price of $38.55. During the year ended December 31, 2019, the Company issued 46,642 shares at a weighted average purchase price of $42.07. During the year ended December 31, 2018, the Company issued 25,239 shares at a purchase price of $35.74. As of December 31, 2020, the aggregate number of shares of common stock that may be issued under the ESPP was 75,314.
NOTE 13: SEGMENTS
Description of Products and Services of Reportable Segments
As of December 31, 2020, the Company has two operating and reportable segments: Progressive Leasing and Vive. As discussed in Note 1 and Note 2 above, the Company spun-off its Aaron's Business segment effective November 30, 2020 through the tax-free distribution of all outstanding common stock of The Aaron's Company, Inc. to the PROG Holdings shareholders. All direct revenues and expenses of the Aaron's Business operations have been classified within discontinued operations, net of income tax, within our consolidated statements of earnings for all periods through the November 30, 2020 separation and distribution date.
Progressive Leasing partners with traditional and e-commerce retailers, primarily in the furniture and appliance, jewelry, mobile phones and accessories, mattress, and automobile electronics and accessories industries to offer a lease-purchase solution for customers who may not have access to traditional credit-based financing options. It does so by offering leases with monthly, semi-monthly, bi-weekly and weekly payment models.
Vive offers a variety of second-look financing programs originated through third-party federally insured banks to customers of participating merchants and, together with Progressive Leasing, allows the Company to provide retail partners with below-prime customers one source for financing and leasing transactions.
Factors Used by Management to Identify the Reportable Segments
The Company’s reportable segments are based on the operations of the Company that the chief operating decision maker regularly reviews to analyze performance and allocate resources among business units of the Company.

PROG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Disaggregated Revenue
The following table presents revenue by source and by segment for the year ended December 31, 2020:

	Year Ended December 31, 2020
(In Thousands)	Progressive Leasing	Vive	Total
Lease Revenues and Fees[1]	$2,443,405	$—	$2,443,405
Interest and Fees on Loans Receivable[2]	—	41,190	41,190
Total	$2,443,405	$41,190	$2,484,595
1 Revenue within the scope of ASC 842, Leases.
2 Revenue within the scope of ASC 310, Credit Card Interest & Fees.

The following table presents revenue by source and by segment for the year ended December 31, 2019:

	Year Ended December 31, 2019
(In Thousands)	Progressive Leasing	Vive	Total
Lease Revenues and Fees[1]	$2,128,133	$—	$2,128,133
Interest and Fees on Loans Receivable[2]	—	35,046	35,046
Total	$2,128,133	$35,046	$2,163,179
1 Revenue within the scope of ASC 842, Leases.
2 Revenue within the scope of ASC 310, Credit Card Interest & Fees.

The following table presents revenue by source and by segment for the year ended December 31, 2018:

	Year Ended December 31, 2018
(In Thousands)	Progressive Leasing	Vive	Total
Lease Revenues and Fees[1]	$1,998,981	$—	$1,998,981
Interest and Fees on Loans Receivable[2]	—	37,318	37,318
Total	$1,998,981	$37,318	$2,036,299
1 Revenue within the scope of ASC 840, Leases.
2 Revenue within the scope of ASC 310, Credit Card Interest & Fees.

PROG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Measurement of Segment Profit or Loss and Segment Assets
The Company evaluates performance and allocates resources based on revenues and pre-tax profit or loss from operations.
The Company incurred various corporate overhead expenses for certain executive management, finance, treasury, tax, audit, legal, risk management, and other overhead functions during the years ended December 31, 2020, 2019, and 2018. The Company has allocated a predetermined portion of these corporate overhead costs to the Progressive and Vive segments, which are reflected as expenses of these segments in calculating the earnings (loss) before income taxes for all periods presented. The remaining unallocated corporate expenses represent corporate overhead costs that were previously assigned to the Aaron's Business segment and are in addition to the overhead costs allocated to the Progressive Leasing and Vive segments for these periods. These unallocated corporate overhead expenses have been classified as continuing operations for all previous periods through November 30, 2020 since the costs were not directly attributable to the discontinued operations of the Aaron's Business. These costs are reflected below as unallocated corporate expenses. The allocation of corporate overhead costs to the Progressive Leasing and Vive segments is consistent with how the chief operating decision maker analyzed performance and allocated resources among the segments of the Company.

	Year Ended December 31,
(In Thousands)	2020	2019	2018
Earnings (Loss) From Continuing Operations Before Income Tax Expense:
Progressive Leasing	$320,636	$64,283	$191,303
Vive	(11,180)	(6,127)	(4,398)
Unallocated Corporate Expenses	(37,880)	(30,543)	(30,106)
Total Earnings From Continuing Operations Before Income Tax Expense	$271,576	$27,613	$156,799

PROG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31,
(In Thousands)	2020	2019
Assets:
Progressive Leasing	$1,209,650	$1,331,153
Vive	107,754	85,825
Total Assets	$1,317,404	$1,416,978

	Year Ended December 31,
(In Thousands)	2020	2019	2018
Depreciation and Amortization[1]:
Progressive Leasing	$30,547	$29,967	$27,974
Vive	1,273	1,385	1,432
Total Depreciation and Amortization	$31,820	$31,352	$29,406

Depreciation of Lease Merchandise:
Progressive Leasing	$1,690,922	$1,445,027	$1,219,034
Vive	—	—	—
Total Depreciation of Lease Merchandise	$1,690,922	$1,445,027	$1,219,034

Interest Expense[2]:
Progressive Leasing	$187	$—	$—
Vive	—	—	—
Total Interest Expense	$187	$—	$—

Capital Expenditures:
Progressive Leasing	$6,403	$12,608	$10,711
Vive	405	424	1,035
Total Capital Expenditures	$6,808	$13,032	$11,746
1 Excludes depreciation of lease merchandise, which is not included in the chief operating decision maker's measure of depreciation and amortization.
2 The Company incurred a pre-tax loss on extinguishment of $4.1 million in connection with the repayment of the outstanding borrowings, which is classified within discontinued operations in the consolidated statements of earnings. As repayment of the prior revolving credit and term loan borrowings and senior unsecured notes was required under the terms of the loan agreements in the event of a fundamental change to the Company, we have classified the loss on extinguishment and the related historical interest expense of $9.9 million, $17.0 million, and $16.4 million during the years ended December 31, 2020, 2019, and 2018, respectively within (loss) earnings from discontinued operations, net in the consolidated statements of earnings.

In 2020, the results of the Company's operating segments were impacted by the following items:
•Progressive Leasing earnings before taxes were impacted by $2.4 million related primarily to stock-based compensation expense associated with the modification of outstanding equity awards and executive retirement charges related to the separation and distribution transaction for employees directly associated with Progressive Leasing.
•Unallocated corporate expenses before taxes were impacted by $15.6 million related primarily to stock-based compensation expense associated with the modification of outstanding equity awards and executive retirement charges related to the separation and distribution transaction.
In 2019, the results of the Company’s operating segments were impacted by the following items:
•Progressive Leasing earnings before taxes were impacted by $179.3 million in regulatory charges and legal expenses, including a $175.0 million settlement charge, incurred related to Progressive Leasing's settlement of the FTC matter discussed in Note 10 to these consolidated financial statements.

PROG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 14: QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

(In Thousands, Except Per Share Data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
Year Ended December 31, 2020
Revenues	$668,442	$599,164	$611,337	$605,652	$2,484,595
Net Earnings from Continuing Operations	57,682	58,997	74,643	42,305	233,627
(Loss) Earnings from Discontinued Operations, Net of Tax	(337,687)	9,380	34,702	(1,487)	(295,092)
Net (Loss) Earnings	(280,005)	68,377	109,345	40,818	(61,465)
Basic Earnings (Loss) Per Share:
Continuing Operations	0.86	0.88	1.11	0.62	3.47
Discontinued Operations	(5.05)	0.14	0.51	(0.02)	(4.39)
Total Basic (Loss) Earnings per Share	(4.19)	1.02	1.62	0.60	(0.91)
Diluted Earnings (Loss) Per Share:
Continuing Operations	0.85	0.87	1.10	0.62	3.43
Discontinued Operations	(4.98)	0.14	0.51	(0.02)	(4.34)
Total Diluted (Loss) Earnings per Share	(4.13)	1.01	1.61	0.60	(0.90)

Year Ended December 31, 2019
Revenues	$532,047	$524,944	$537,536	$568,652	$2,163,179
Net Earnings (Loss) from Continuing Operations	38,788	39,112	35,611	(138,126)	(24,615)
Earnings from Discontinued Operations, Net of Tax	17,290	3,538	4,190	31,069	56,087
Net Earnings (Loss)	56,078	42,650	39,801	(107,057)	31,472
Basic Earnings (Loss) Per Share:
Continuing Operations	0.58	0.58	0.53	(2.06)	(0.37)
Discontinued Operations	0.26	0.05	0.06	0.46	0.83
Total Basic Earnings (Loss) per Share	0.84	0.63	0.59	(1.60)	0.47
Diluted Earnings (Loss) Per Share:
Continuing Operations	0.56	0.57	0.52	(2.06)	(0.37)
Discontinued Operations	0.25	0.05	0.06	0.46	0.83
Total Diluted Earnings (Loss) per Share	0.81	0.62	0.58	(1.60)	0.47
Note: The sum of quarterly earnings per share may differ from the full year amounts due to rounding, or in the case of diluted earnings per share, because certain securities that are antidilutive in certain quarters may not be antidilutive on a full-year basis.
The comparability of the Company’s quarterly pre-tax financial results during 2020 and 2019 was impacted by certain events, as described below:
•The fourth quarter of 2019 included $179.3 million in regulatory charges and legal expenses, including a $175.0 million settlement charge, incurred related to Progressive Leasing's settlement of the FTC matter discussed in more detail in Note 10.
•The third quarter and fourth quarters of 2020 included $2.4 million and $15.6 million, respectively, in stock-based compensation associated with equity award modification charges and retirement charges related to the spin-off of The Aaron's Company, Inc.
•The first quarter of 2020 included a $446.9 million goodwill impairment loss related to the Aaron's Business segment, which is classified within discontinued operations.
•The second, third, and fourth quarters of 2020 included $2.5 million, $5.8 million, and $28.2 million, respectively, of third-party transaction costs related to the spin-off of The Aaron's Company, Inc. which is classified within discontinued operations.
•The fourth quarter of 2020 includes a $4.1 million loss on debt extinguishment, which is classified within discontinued operations.

PROG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 15: COMPENSATION ARRANGEMENTS
Deferred Compensation
The Company maintains a Deferred Compensation Plan, which is an unfunded, nonqualified deferred compensation plan for a select group of management, highly compensated employees and non-employee directors. On a pre-tax basis, eligible employees can defer receipt of up to 75% of their base compensation and up to 75% of their incentive pay compensation, and eligible non-employee directors can defer receipt of up to 100% of their cash director fees. In connection with the separation and distribution, The Aaron's Company established a separate deferred compensation plan for its employees and assumed all assets and liabilities related to its employees from the PROG Holdings deferred compensation plan, which are included within discontinued operations in the consolidated balance sheets.
Compensation deferred under the plan is recorded as a deferred compensation liability, which is recorded in accounts payable and accrued expenses in the consolidated balance sheets. The deferred compensation plan liability was $1.7 million and $1.5 million as of December 31, 2020 and 2019, respectively. Liabilities under the plan are recorded at amounts due to participants, based on the fair value of participants’ selected investments, which consist of equity and debt "mirror" funds. The obligations are unsecured general obligations of the Company and the participants have no right, interest or claim in the assets of the Company, except as unsecured general creditors. The Company has established a rabbi trust to fund obligations under the plan, primarily with Company-owned life insurance ("COLI") policies in prior years. All of the previously existing COLI policies were transferred to The Aaron's Company as part of the separation and distribution transaction and the remaining assets in the rabbi trust include cash and money market funds. The value of the assets within the rabbi trust was $2.0 million and $1.5 million as of December 31, 2020 and 2019, respectively, and is included in prepaid expenses and other assets in the consolidated balance sheets. Gains and losses related to changes in the cash surrender value of the COLI policies were recorded within (loss) earnings from discontinued operations in the consolidated statements of earnings through the separation and distribution date, as plan participants and the related assets and liabilities primarily were attributable to employees of The Aaron's Company. Benefits paid to employees of the Company were not material during the years ended December 31, 2020, 2019 and 2018.
Effective January 1, 2018 the Company implemented a discretionary match within the nonqualified Deferred Compensation Plan. The match allows eligible employees to receive 100% matching by the Company on the first 3% of contributions and 50% on the next 2% of contributions for a total of a 4% match. The annual match is not to exceed $11,000, $11,200, and $11,400 for an individual employee for 2018, 2019, and 2020, respectively, and is subject to a three-year cliff vesting schedule. Deferred compensation expense related to the Company’s matching contributions was not significant during the years ended December 31, 2020, December 31, 2019, and 2018.
401(k) Defined Contribution Plan
The Company maintains a 401(k) savings plan for all its full-time employees who meet certain eligibility requirements. Effective January 1, 2015, the 401(k) savings plan was amended to allow employees to contribute up to 75% of their annual compensation in accordance with federal contribution limits with 100% matching by the Company on the first 3% of compensation and 50% on the next 2% of compensation for a total of a 4% match. Employer contributions attributable to employees of The Aaron's Company through the separation and distribution date are included within (loss) earnings from discontinued operations in the consolidated statements of earnings. The Company’s expense related to the plan was $2.5 million in 2020, $2.2 million in 2019 and $1.9 million in 2018.
Employee Stock Purchase Plan
See Note 12 to these consolidated financial statements for more information regarding the Company's compensatory Employee Stock Purchase Plan.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
An evaluation of the Company's disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, was carried out by management, with the participation of the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as of the end of the period covered by this Annual Report on Form 10-K. Based on management’s evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2020 to provide reasonable assurance that the objectives of disclosure controls and procedures are met.
Reports of Management and Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting
Management has assessed, and the Company’s independent registered public accounting firm, Ernst & Young LLP, has audited, the Company’s internal control over financial reporting as of December 31, 2020. The unqualified reports of management and Ernst & Young LLP thereon are included in Item 8 of this Annual Report on Form 10-K and are incorporated by reference herein.
Changes in Internal Control Over Financial Reporting
Prior to the separation and distribution of The Aaron’s Company, the Company relied on financial information, technology, and employees of The Aaron’s Company to manage aspects of the Company’s business and financial reporting. These included corporate support functions that were provided on a centralized basis on behalf of the Company including, but not limited to, (i) external reporting; (ii) internal audit; (iii) SEC legal counsel; (iv) income taxes; (v) investor relations; (vi) external debt management; (vii) short and long-term compensation incentives, including stock-based compensation; and (vii) and internal control compliance oversight of these shared corporate support functions. In connection with the separation and distribution, the Company assumed the responsibility for these functions, including applicable internal controls and certain technology utilized within these functions. The Company is building out these functions through (i) hiring new employees; (ii) assuming employees from The Aaron's Company for certain functions; and (iii) expanding existing functions. Some functions and related internal controls were performed by employees of both the Company and The Aaron’s Company as of December 31, 2020, pursuant to the Transition Services Agreement that was executed as part of the separation and distribution. The Company has also implemented internal controls over financial reporting of the separation and distribution.
There were no other changes in the Company’s internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, during the Company’s fourth fiscal quarter of 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
Wakefield Resignation and Consulting Agreement

On March 31, 2021, Blake Wakefield, President of the Company, will resign from his position in order to pursue other opportunities. Mr. Wakefield’s resignation is not the result of any dispute or disagreement with the Company or management on any matter relating to the Company’s operations, policies, practices or financial statements.
In addition to his position as Chief Executive Officer of the Company, Steven A. Michaels will assume the position of President, effective upon Mr. Wakefield’s resignation. Information regarding Mr. Michaels is included under the section entitled “Executive Officers Who Are Not Directors” of the Company’s Annual Report on Form 10-K/A for the fiscal year ending December 31, 2019, as filed with the Securities and Exchange Commission (the “SEC”) on April 27, 2020, and information regarding Mr. Michaels’ compensation arrangements is included in Item 5.02 under the section entitled “Executive Officers” of the Company’s Current Report on Form 8-K, as filed with the SEC on December 1, 2020. Such information is incorporated by reference in this Annual Report on Form 10-K. Mr. Michaels does not have any family relationships with any of the Company’s directors or executive officers and is not a party to any transactions listed in Item 404(a) of Regulation S-K.
In connection with Mr. Wakefield’s resignation, the Company is expected to enter into a consulting agreement with Mr. Wakefield, pursuant to which Mr. Wakefield will provide certain consulting services to the Company for a 12-month period. Under the terms of the consulting agreement, Mr. Wakefield will be paid $5,000 per pay period. Mr. Wakefield also will remain eligible to (i) receive an annual cash incentive award (pro-rated based on his March 31, 2021 resignation date and payable promptly after the Company’s Compensation Committee determines whether the applicable performance metrics were met for the full 2021 fiscal year) and (ii) vest in all equity awards held by him scheduled to vest prior to the end of his consulting term. Under the terms of the consulting agreement, Mr. Wakefield will be subject to confidentiality obligations, non-competition, non-solicitation, non-disparagement and related provisions for various extended periods following the end of his consulting term.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE
The information required in response to this Item is contained under the captions "Nominees to Serve as Directors," "Executive Officers Who Are Not Directors," "Communicating with the Board of Directors and Corporate Governance Documents," "Composition, Meetings and Committees of the Board of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement to be filed with the SEC pursuant to Regulation 14A. These portions of the Proxy Statement are hereby incorporated by reference.
We have adopted a written code of business conduct and ethics that applies to all our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller and other executive officers identified pursuant to this Item 10 who perform similar functions, which we refer to as the Selected Officers. The code is posted on our website at http://www.progleasing.com. We will disclose any material changes in or waivers from our code of business conduct and ethics applicable to any Selected Officer on our website at http://www.progleasing.com or by filing a Form 8-K.
ITEM 11. EXECUTIVE COMPENSATION
The information required in response to this Item is contained under the captions "Compensation Discussion and Analysis," "Summary Compensation Table," "Grants of Plan Based Awards in Fiscal Year 2020," "Outstanding Equity Awards at 2020 Fiscal Year-End," "Option Exercises and Stock Vested in Fiscal Year 2020," "Non-Qualified Deferred Compensation as of December 31, 2020," "Potential Payments Upon Termination or Change in Control," "Non-Management Director Compensation in 2020," "Employment Agreements with Named Executive Officers," "Annual Cash Incentive Awards," "Amended and Restated 2015 Equity and Incentive Plan, 2020 Amendment and Restatement," "Amended and Restated 2001 Stock Option and Incentive Award Plan," "Compensation Committee Interlocks and Insider Participation" and "Compensation Committee Report" in the Proxy Statement. These portions of the Proxy Statement are hereby incorporated by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required in response to this Item is contained under the captions "Beneficial Ownership of Common Stock" and "Securities Authorized for Issuance under Equity Compensation Plans" in the Proxy Statement. These portions of the Proxy Statement are hereby incorporated by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required in response to this Item is contained under the captions "Certain Relationships and Related Transactions" and "Election of Directors" in the Proxy Statement. These portions of the Proxy Statement are hereby incorporated by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required in response to this Item is contained under the caption "Audit Matters" in the Proxy Statement. This portion of the Proxy Statement is hereby incorporated by reference.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENTS and SCHEDULES
a) 1. FINANCIAL STATEMENTS
The following financial statements and notes thereto of PROG Holdings, Inc. and Subsidiaries, and the related Reports of Independent Registered Public Accounting Firm are set forth in Item 8 and Item 9A.

Consolidated Balance Sheets—December 31, 2020 and 2019
Consolidated Statements of Earnings—Years ended December 31, 2020, 2019 and 2018
Consolidated Statements of Comprehensive Income—Years ended December 31, 2020, 2019 and 2018
Consolidated Statements of Shareholders’ Equity—Years ended December 31, 2020, 2019 and 2018
Consolidated Statements of Cash Flows—Years ended December 31, 2020, 2019 and 2018
Notes to Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm
Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting
Management Report on Internal Control over Financial Reporting
2. FINANCIAL STATEMENT SCHEDULES
All schedules for which provision is made in the applicable accounting regulations of the SEC have been omitted because they are not applicable or the required information is included in the financial statements or notes thereto.
3. EXHIBITS

EXHIBIT NO.	DESCRIPTION OF EXHIBIT

Plan of acquisition, reorganization, arrangement, liquidation or succession
2.1
Separation and Distribution Agreement, dated as of November 29, 2020, by and between PROG Holdings, Inc. (formerly Aaron’s Holdings Company, Inc.) and The Aaron’s Company, Inc. (incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on December 1, 2020).

2.2
Agreement and Plan of Merger, dated as of May 1, 2020, among Aaron’s, Inc., PROG Holdings, Inc. (formerly Aaron’s Holdings Company, Inc.) and Aaron’s Merger Sub, Inc. (incorporated by reference to Appendix B to the joint proxy statement/prospectus filed by the Registrant with the SEC on May 8, 2020).

Articles of Incorporation and Bylaws
3.1
Second Amended and Restated Articles of Incorporation of PROG Holdings, Inc. (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on October 16, 2020).

3.2
Articles of Amendment of Articles of Incorporation of PROG Holdings, Inc. (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on December 1, 2020).

3.3	Amended and Restated Bylaws of PROG Holdings, Inc. (as amended) (incorporated by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K filed with the SEC on December 1, 2020).

Instruments Defining the Rights of Security Holders, Including Indentures
4.1*	Specimen Stock Certificate Representing Shares of Common Stock of the Registrant, par value $0.50 per share.
4.2
Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on October 16, 2020).

Material Contracts
10.1
Transition Services Agreement, dated as of November 29, 2020, by and between PROG Holdings, Inc. (formerly Aaron’s Holdings Company, Inc.) and The Aaron’s Company, Inc. (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on December 1, 2020).

10.2
Tax Matters Agreement, dated as of November 29, 2020, by and between PROG Holdings, Inc. (formerly Aaron’s Holdings Company, Inc.) and The Aaron’s Company, Inc. (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the SEC on December 1, 2020).

10.3
Employee Matters Agreement, dated as of November 29, 2020, by and between PROG Holdings, Inc. (formerly Aaron’s Holdings Company, Inc.) and The Aaron’s Company, Inc. (incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed with the SEC on December 1, 2020).

10.4
Assignment Agreement, dated as of November 29, 2020, by and among Prog Leasing, LLC, Aaron’s, LLC and The Aaron’s Company, Inc. (incorporated by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K filed with the SEC on December 1, 2020).

10.5
Credit Agreement among PROG Holdings, Inc. (formerly Aaron’s Holdings Company, Inc.), PROG Holding Company, LLC (formerly Aaron’s Progressive Holding Company), Progressive Finance Holdings, LLC, those certain other subsidiaries of PROG Holdings, Inc. party thereto, the several banks and other financial institutions from time to time party thereto and JP Morgan Chase Bank, N.A., as administrative agent, dated November 24, 2020 (incorporated by reference to Exhibit 10.5 of the Registrant’s Current Report on Form 8-K filed with the SEC on December 1, 2020)

10.6
Assumption Agreement between Aaron’s, Inc. and PROG Holdings, Inc. (formerly Aaron’s Holdings Company, Inc.), dated as of October 16, 2020, among Aaron’s, Inc., Aaron’s Holdings Company, Inc. and Aaron’s Merger Sub, Inc. (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on October 16, 2020).

10.7	Consent Agreement dated February 21, 2020 (incorporated by reference to Exhibit 10.1 of Aaron’s, Inc.’s Current Report on Form 8-K filed with the SEC on February 25, 2020).
10.8	Consent Order, dated April 22, 2020 (incorporated by reference to Exhibit 10.1 of Aaron’s, Inc.’s Current Report on Form 8-K filed with the SEC on April 23, 2020).

Management Contracts and Compensatory Plans or Arrangements
10.9
Employees Retirement Plan, as amended and restated, effective January 1, 2016 (incorporated by reference to Exhibit 10.7 of Aaron’s, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 filed with the SEC on August 4, 2016).

10.10
First Amendment to the Employees Retirement Plan, dated as of June 28, 2016, to be effective October 4, 2016 (incorporated by reference to Exhibit 10.8 of Aaron’s, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 filed with the SEC on August 4, 2016).

10.11
Third Amendment to the Employees Retirement Plan, dated August 23, 2019 (incorporated by reference to Exhibit 10.1 of Aaron’s, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 filed with the SEC on November 4, 2019).

10.12
Fourth Amendment to the Employees Retirement Plan, dated October 16, 2020 (incorporated by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K filed with the SEC on October 16, 2020).

10.13
Amended and Restated Compensation Plan for Non-Employee Directors, 2020 Amendment and Restatement (incorporated by reference to Exhibit 10.6 of the Registrant’s Current Report on Form 8-K filed with the SEC on October 16, 2020).

10.14
Amended and Restated Aaron Rents, Inc. 2001 Stock Option and Incentive Award Plan (incorporated by reference to Exhibit 10.1 to Aaron’s, Inc.’s Current Report on Form 8-K filed with the SEC on April 10, 2009).

10.15
Amendment to the Amended and Restated Aaron Rents, Inc. 2001 Stock Option and Incentive Award Plan (incorporated by reference to Exhibit 10.7 of the Registrant’s Current Report on Form 8-K filed with the SEC on October 16, 2020).

10.16
Form of Restricted Stock Unit Award for awards made in or after February 2014 (incorporated by reference to Exhibit 10.29 of Aaron’s, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC on February 24, 2014).

10.17
Form of Option Award Agreement for awards made in or after February 2014 (incorporated by reference to Exhibit 10.30 of Aaron’s, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC on February 24, 2014).

10.18
Amendment to Form of Option Award Agreement for awards made in or after February 2014 (incorporated by reference to Exhibit 10.10 of Aaron’s, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 filed with the SEC on August 6, 2015).

10.19	Deferred Compensation Plan, 2020 Amendment and Restatement (incorporated by reference to Exhibit 10.5 of the Registrant’s Current Report on Form 8-K filed with the SEC on October 16, 2020).
10.20
Amended and Restated 2015 Equity and Incentive Award Plan, 2020 Amendment and Restatement (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the SEC on October 16, 2020).

10.21
Form of Employee Stock Option Award Agreement under the Aaron’s, Inc. 2015 Equity and Incentive Award Plan (incorporated by reference to Exhibit 99.2 of the Company’s Registration Statement on Form S-8 (333-204014) filed with the SEC on May 8, 2015).

10.22
Form of Executive Performance Share Award Agreement under the Aaron’s, Inc. 2015 Equity and Incentive Award Plan (incorporated by reference to Exhibit 99.3 of the Company’s Registration Statement on Form S-8 (333-204014) filed with the SEC on May 8, 2015).

10.23
Amendment to Form of Executive Performance Share Award Agreement under the Aaron’s, Inc. 2015 Equity and Incentive Award Plan (incorporated by reference to Exhibit 10.6 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 filed with the SEC on August 6, 2015).

10.24
Form of Executive Officer Restricted Stock Unit Award Agreement under the Aaron’s, Inc. 2015 Equity and Incentive Award Plan (incorporated by reference to Exhibit 99.4 of the Company’s Registration Statement on Form S-8 (333-204014) filed with the SEC on May 8, 2015).

10.25
Amendment to Form of Executive Officer Restricted Stock Unit Award Agreement under the Aaron’s, Inc. 2015 Equity and Incentive Award Plan (incorporated by reference to Exhibit 10.8 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 filed with the SEC on August 6, 2015).

10.26	Employee Stock Purchase Plan, 2020 Amendment and Restatement (incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed with the SEC on October 16, 2020).
10.27
Transition Agreement, dated as of November 30, 2020, by and among PROG Holdings, Inc. (formerly Aaron’s Holdings Company, Inc.), Aaron’s, LLC, The Aaron’s Company, Inc., John W. Robinson III and Progressive Finance Holdings, LLC (solely for purposes of Section 1(a), 15 and 18) (incorporated by reference to Exhibit 10.6 of the Registrant’s Current Report on Form 8-K filed with the SEC on December 1, 2020).

10.28	Letter Agreement, dated July 28, 2020 with Ryan Woodley (incorporated by reference to Exhibit 10.1 of Aaron’s, Inc.’s Current Report on Form 8-K filed with the SEC on July 29, 2020).
10.29*	Form of Indemnification Agreement.

Other Exhibits and Certifications
21*	Subsidiaries of the Registrant.
23*	Consent of Ernst & Young LLP.
31.1*	Certification of the Chief Executive Officer of PROG Holdings, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer of PROG Holdings, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of the Chief Executive Officer of PROG Holdings, Inc. furnished herewith pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of the Chief Financial Officer of PROG Holdings, Inc. furnished herewith pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and embedded within Exhibit 101)
† The Company hereby agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon the request of the SEC.
* Filed herewith.
(b) EXHIBITS
The exhibits listed in Item 15(a)(3) are included elsewhere in this Report.
(c) FINANCIAL STATEMENTS AND SCHEDULES
The financial statements listed in Item 15(a)(1) are included in Item 8 in this Report.

SIGNATURES
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 25, 2021.

PROG Holdings, Inc.

By:	/s/ BRIAN GARNER
Brian Garner
Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 25, 2021.

SIGNATURE	TITLE
/s/ STEVEN A. MICHAELS	Chief Executive Officer and Director (Principal Executive Officer)
Steven A. Michaels
/s/ BRIAN GARNER	Chief Financial Officer (Principal Financial Officer)
Brian Garner
/s/ MATT SEWELL	Vice President, Financial Reporting (Principal Accounting Officer)
Matt Sewell
/s/ KATHY T. BETTY	Director
Kathy T. Betty
/s/ DOUGLAS C. CURLING	Director
Douglas C. Curling
/s/ CYNTHIA N. DAY	Director
Cynthia N. Day
/s/ CURTIS L. DOMAN	Director
Curtis L. Doman
/s/ RAY M. ROBINSON	Director
Ray M. Robinson