Form 10-K/A
period 2020-12-31
PROG Holdings, Inc.
filed 2021-04-29
CIK 1808834

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM
10-K/A
Amendment No. 1 to Form
10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from

to

Commission file Number.
1-39628

PROG HOLDINGS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Georgia	85-2484385
(State or other jurisdiction of incorporation or organization)	(I. R. S. Employer Identification No.)

256 W. Data Drive, Draper, Utah	84020-2315
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (385) 351-1369
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.50 Par Value	PRG	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation
S-T
(§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule
12b-2
of the Exchange Act.

Large Accelerated Filer	☒	Accelerated Filer	☐

Non-Accelerated Filer	☐	Smaller Reporting Company	☐

Emerging Growth Company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2
of the Act).    Yes  ☐    No  ☒
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
As of February 23, 2021, there were 67,272,278 shares of the Company’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
None.

i

Explanatory Note
On February 26, 2021, PROG Holdings, Inc. filed its Annual Report on Form
10-K
for the fiscal year ended December 31, 2020 (the “Original Form
10-K”). PROG
Holdings, Inc. is filing this Amendment No. 1 on Form
10-K/A
(the “Form
10-K/A”)
because it will not file its definitive proxy statement within 120 days after the end of its fiscal year ended December 31, 2020. This Form
10-K/A
amends and restates in its entirety Part III, Items 10 through 14 of the Original Form
10-K,
to include information previously omitted from the Original Form
10-K
in reliance on General Instruction
G(3) to Form
10-K.
The reference on the cover page of the Original Form
10-K
to the incorporation by reference of portions of PROG Holdings, Inc.’s definitive proxy statement into Part III of the Original Form
10-K
is hereby deleted. Unless the context otherwise requires or we specifically indicate otherwise, references in this Form
10-K/A
to “we,” “us,” “our,” “our Company” and “the Company” refer to Aaron’s, Inc. prior to the completion of the holding company formation transaction completed on October 16, 2020 and to PROG Holdings, Inc. following completion of the holding company formation transaction.
In addition, as required by Rule
12b-15
under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), certifications by the principal executive officer and principal financial officer of PROG Holdings, Inc. are filed as exhibits to this Form
10-K/A
under Item 15 of Part IV hereof. Because no financial statements have been included in this Form
10-K/A
and this Form
10-K/A
does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation
S-K,
paragraphs 3, 4 and 5 of the certifications have been omitted. In addition, and for the foregoing reasons, we are not including the certifications under Section 906 of the Sarbanes-Oxley Act of 2002.
Except as described above, this Form
10-K/A
does not modify or update disclosure in, or exhibits to, the Original Form
10-K.
Furthermore, this Form
10-K/A
does not change any previously reported financial results, nor does it reflect events occurring after the date of the Original Form
10-K.
Information not affected by this Form
10-K/A
remains unchanged and reflects the disclosures made at the time the Original Form
10-K
was filed. Accordingly, this Form
10-K/A
should be read in conjunction with the Original Form
10-K
and our other filings with the Securities and Exchange Commission (the “SEC”).

ii

Part III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
On November 30, 2020, we successfully completed the
spin-off
of our former Aaron’s Business operating segment to our shareholders (the
“Spin-Off”),
which is now a standalone publicly-traded company operating as The Aaron’s Company, Inc. (“The Aaron’s Company”). As described in further detail below, the
Spin-Off
resulted in a number of leadership changes at the Company. For example, each of Kelly H. Barrett, Walter G. Ehmer, Hubert L. Harris and John W. Robinson departed our Board of Directors and joined the Board of Directors of The Aaron’s Company. We thank Ms. Barrett and Messrs. Ehmer, Harris and Robinson for their leadership and many contributions to our Company and we wish them well in their future endeavors. In connection with this transition, our new President and Chief Executive Officer, Steven A. Michaels, joined our Board of Directors.
Set forth below is information regarding each of our directors, including the experience, qualifications, attributes and skills that our Board of Directors believes makes each of them well qualified to serve as directors of the Company.
Directors

Kathy
T.
Betty,
65, has served as a director of the Company since August 2012. From 2009 until 2011, Ms. Betty was the owner and Chief Executive Officer of the Atlanta Dream of the WNBA. She also founded The Tradewind Group, an incubator company, where she worked until 2007. Her other experience includes serving as Executive Vice President and Partner of ScottMadden, a business consulting firm, from 1993 to 2000, where she worked on international mergers and acquisitions, and working at Ernst & Young LLP from 1989 to 1993, including serving as one of the first women admitted to the partnership.

Among other qualifications, Ms. Betty brings over thirty years of business management and consultancy experience to our Board of Directors. Ms. Betty currently serves on the board of directors of ScottMadden as well as on the Board of Advisors for Synergy Laboratories, a private for-profit
company. In addition, her
non-profit
leadership positions include serving on the boards of the
Chick-fil-A
Foundation, the Alexander-Tharpe Fund, Georgia Institute of Technology, and the Board of Councilors of the Carter Center as well as serving on the Board of Trustees for the Georgia Institute of Technology Athletic Association. She has also served on the boards of the Children’s Health Care of Atlanta Foundation, YMCA of Metropolitan Atlanta and Big Brothers Big Sisters of Atlanta. These positions provided her with management, entrepreneurial, financial and accounting experience, which are utilized by our Board of Directors. These skills and experience qualify her to serve on our Board of Directors.

Douglas
C.
Curling
, 66, has served as a director of the Company since January 2016. Since March 2009, Mr. Curling has been the managing principal of New Kent Capital LLC, a family-run
investment business, and New Kent Consulting LLC, a privacy and mergers and acquisitions consulting business. From 1997 until September 2008, Mr. Curling held various executive positions at ChoicePoint Inc., a provider of identification and credential verification services that was sold to Reed Elsevier in 2008, including serving as President from April 2002 to September 2008, as Chief Operating Officer from 1999 to September 2008 and as Executive Vice President, Chief Financial Officer and Treasurer from 1997 to May 1999. Mr. Curling also served as a director of ChoicePoint Inc. from May 2000 to September 2008. Mr. Curling currently serves on the Board of Directors of CoreLogic, a New York Stock Exchange listed company providing global property information, analytics and data-enabled services to financial services organizations and real estate professionals.

Among other qualifications, Mr. Curling brings substantial experience in managing and operating businesses with privacy, data analytics and other data-enabled matters to our Board of Directors. His prior service as a chief financial officer provides him with valuable accounting and financial expertise, and his consulting experience provides him with significant mergers and acquisitions expertise, all of which is utilized by our Board of Directors. These skills and experiences qualify him to serve on our Board of Directors.

Cynthia N. Day,
56, has served as a director of the Company since October 2011. Ms. Day has been the President and Chief Executive Officer of Citizens Bancshares Corporation and Citizens Trust Bank since February 2012. Citizens Bancshares Corporation was a publicly held corporation until January 2017. She served as Chief Operating Officer and Senior Executive Vice President of Citizens Trust Bank from February 2003 to January 2012 and served as its acting President and Chief Executive Officer from January 2012 to February 2012. She previously served as the Executive Vice President and Chief Operating Officer and in other capacities of Citizens Federal Savings Bank of Birmingham from 1993 until its acquisition by Citizens Trust Bank in 2003. Before joining Citizens Trust Bank, she served as an audit manager for KPMG. Ms. Day also serves on the board of directors of Primerica, Inc., a provider of financial services to middle income households, the National and Georgia Banker’s Associations and the Atlanta Area Council of Boy Scouts of America. She is also a member of the Rotary Club of Atlanta, the Georgia Society of CPAs, and the AICPA.

Among other qualifications, Ms. Day brings significant management and financial experience to our Board of Directors. Her experience in multiple senior executive leadership positions and service on other boards, provide her with accounting and financial expertise, which are utilized by our Board of Directors. In addition, the customer base served by Citizens Bancshares Corporation is similar to that served by the Company, giving her a great understanding of their buying habits, the products they purchase and effective marketing and communication methods. These skills and experiences qualify her to serve on our Board of Directors.

Curtis L. Doman
, 48, has served as a director of the Company since August 2015. Mr. Doman currently serves as the Chief Innovation Officer of the Company, and is a
co-founder
of Progressive Leasing. Previously, he served as Chief Technology Officer of Progressive Leasing from 1999 until December 2017 and Chief Product Officer from January 2018 until December 2019. He was also President of IDS, Inc. from September 1993 until October 2015.

Among other qualifications, Mr. Doman brings significant experience in technology and data analytics matters to our Board of Directors. Mr. Doman’s intimate knowledge of our Company, including as the creator of the dynamic decision-making engine used by our Progressive Leasing operating segment in evaluating underwriting criteria for our lease products, is utilized by our Board of Directors. These skills and experiences qualify him to serve on our Board of Directors.

Steven A. Michaels
, 49, has been a director since December 1, 2020 when he also became Chief Executive Officer of the Company in connection with the
Spin-Off.
Mr. Michaels was also named President of the Company as of April 1, 2021. From July 31, 2020 through November 2020, Mr. Michaels served as the Chief Executive Officer of the Company’s Progressive Leasing operating segment. Mr. Michaels previously served as the Company’s Chief Financial Officer and President of Strategic Operations from February 2016 until July 31, 2020, President of the Company from April 2014 until February 2016, Vice President, Strategic Planning & Business Development from 2013 until April 2014, Vice President, Finance from 2012 until April 2014 and Vice President, Finance, Aaron’s Sales & Lease Ownership Division from 2008 until 2011.

Among other qualifications, Mr. Michaels brings significant operational and financial experience to our Board of Directors. His considerable experience in senior management, and his leadership and intimate knowledge of our business provide him with strategic and operational expertise generally and for the Company specifically, which are utilized by our Board of Directors. These skills and experiences qualify him to serve on our Board of Directors.

Ray M. Robinson,
73, has served as a director of the Company since November 2002 and has been our Chairman since April 2014. From November 2012 until his appointment as Chairman, Mr. Robinson was the Company’s independent lead director. Mr. Robinson started his career at AT&T in 1968, and prior to his retirement in 2003, he held several executive positions, including President of the Southern Region, its largest region, President and Chief Executive Officer of AT&T Tridom, Vice President of Operations for AT&T Business Customer Care, Vice President of AT&T Outbound Services, and Vice President of AT&T Public Relations. Mr. Robinson is also a director of Acuity Brands, Inc., a lighting solutions company, American Airlines Group Inc., a holding company operating various commercial airlines (including American Airlines and US Airways), and Fortress Transportation and Infrastructure Investors LLC, an investor in infrastructure and equipment for the transportation of goods and people, all of which are public companies. Since 2003, Mr. Robinson has also served as a director and non-executive
Chairman of Citizens Bancshares Corporation and its subsidiary, Citizens Trust Bank, the largest African American-owned bank in the Southeastern United States and the nation’s second largest. As of January 2017, Citizens Bancshares Corporation’s stock is traded only on over-the-counter
markets. Its subsidiary, Citizens Trust Bank, is not a publicly traded company. Mr. Robinson previously served as a director of RailAmerica, Inc. from 2010 to 2012 and Avnet, Inc. from 2000 to 2018. Mr. Robinson has also been Vice Chairman of the East Lake Community Foundation in Atlanta, Georgia since November 2003.

Among other qualifications, Mr. Robinson brings experience in senior management and board service for numerous public companies to our Board of Directors. His service on the boards of a number of organizations of varying sizes provides him with extensive operational skills and governance expertise, which are utilized by our Board of Directors. These skills and experiences qualify him to serve on our Board of Directors.

Executive Officers Who Are Not Directors
Set forth below are the names and ages of each current executive officer of the Company who is not a director. All positions and offices with the Company held by each such person are also indicated.

Name (Age)	Position with the Company and Principal Occupation During the Past Five Years
Marvin Fentress (60)	General Counsel and Corporate Secretary since December 2020. Previously, Mr. Fentress served as General Counsel and Chief Compliance Officer of the Company’s Progressive Leasing operating segment from 2012 through November 2020.

Debra Fiori (51)	Chief Human Resources Officer since April 2021. Prior to joining the Company, Ms. Fiori served as Corporate Senior Vice President and Chief People Officer of Parsons Corporation, a leading provider of innovative technology-driven solutions in the defense, intelligence and critical infrastructure markets. In this role, Ms. Fiori was responsible for leadership development, succession planning, organizational design, reward systems, talent acquisition, and human resources operations.

Brian Garner (41)	Chief Financial Officer since December 2020. Previously, Mr. Garner served in the Company’s Progressive Leasing operating segment as Senior Vice President of Finance and Accounting from January 2019 through November 2020, Vice President of Finance and Accounting from March 2015 through December 2018, and Controller from 2012 to February 2015.

Mike Giordano (48)	Chief Commercial Officer since January 2021. Prior to joining the Company, Mr. Giordano served as Vice President, U.S. Sales, of Samsung Electronics America from August 2018 to January 2021, and as Vice President of Regional Sales from March 2014 to August 2018. In these roles at Samsung Electronics America, Mr. Giordano was responsible for managing the development and implementation of marketing and sales strategies for driving in-store
and
e-commerce
home appliance sales to both national and regional retail partners and directly to consumers.

Ben Hawksworth (44)	Chief Product and Technology Officer since December 2020. Previously, Mr. Hawksworth served as Chief Product and Technology Officer of the Company’s Progressive Leasing operating segment from January 2018 through November 2020. Prior to joining the Company, Mr. Hawksworth served as Senior Vice President and Chief Information Officer, Global Business Solutions, of First Data Corporation from May 2016 to January 2018. In this role at First Data Corporation, Mr. Hawksworth was responsible for managing all software engineering, application support, project execution and portfolio management for a global merchant-acquiring business segment with more than $4 billion of annual revenue and 1,400 team members, including managing the strategy for transforming core information technology platforms to improve operating leverage, modernize products and facilitate entering new channels.

Ryan Ray (46)	Chief Administrative Officer since December 2020. Mr. Ray also continues to serve as President of the Company’s Vive Financial operating segment, a position he was appointed to in May 2016. He served as Chief Operations Officer of the Company’s Progressive Leasing operating segment from January 2015 to April 2016.

Matt Sewell (46)	Vice President, Financial Reporting and Principal Accounting Officer since December 2020. Previously, Mr. Sewell served as Director of Financial Reporting of the Company from October 2016 through November 2020. Prior to joining the Company, Mr. Sewell served as Director of Financial Reporting of Novelis Inc. from June 2014 to October 2016.

Trevor Thatcher (46)	Chief Operations Officer since December 2020. Previously, Mr. Thatcher served as Vice President of Operations of the Company’s Progressive Leasing operating segment from February 2015 through November 2020.

Composition, Meetings and Committees of the Board of Directors
Our Board of Directors is currently comprised of six directors, each of whose terms expire at the Company’s 2021 Annual Meeting of Shareholders (the “2021 Annual Meeting”). Each of our directors will continue to hold office until the expiration of his or her term and until his or her successor is duly elected and qualified or until his or her earlier resignation, removal from office or death.
Our Corporate Governance Guidelines include categorical standards adopted by our Board of Directors to determine director independence that meet the listing standards of the New York Stock Exchange (the “NYSE”). Our Corporate Governance Guidelines also require that at least a majority of our Board of Directors be “independent” under the rules of the NYSE. Our Board of Directors has affirmatively determined that all of our directors are “independent” in accordance with NYSE listing requirements and the requirements of our Corporate Governance Guidelines, other than Mr. Michaels, our President and Chief Executive Officer, and Mr. Doman, our Chief Innovation Officer.
Our Board of Directors currently has three standing committees consisting of an Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee. From time to time, our Board of Directors may establish ad-hoc
committees at its discretion. Our Board of Directors has adopted a charter for each of its standing committees, copies of which are available on the Investor Relations section of our website located at
http://investor.progleasing.com
. The current members of each committee are identified in the table below:

Director	Audit Committee (1)	Compensation Committee	Nominating and Corporate Governance Committee
Kathy T. Betty	Member	Member	(Chair)
Douglas C. Curling	Member	(Chair)	Member
Cynthia N. Day	(Chair)	Member
Ray M. Robinson		Member	Member
Number of Meetings in Fiscal Year 2020	9	10	5

(1)	All members of the Audit Committee have been designated as an “audit committee financial expert” as defined by regulations of the Securities and Exchange Commission (the “SEC”).
Meetings
Our Board of Directors held 18 meetings during 2020. The
non-management
and independent members of our Board of Directors also met frequently in executive session, without management present, during which Mr. Ray Robinson, the Chairman of our Board of Directors, acted as chair for these meetings. The number of meetings held by each of our committees in 2020 is shown in the table above. Each of our directors that held office during 2020 attended 75% or more of the total of all meetings of our Board of Directors and the committees on which he or she served during 2020 that occurred during the time when he or she served as a director.
In addition, between formally scheduled meetings, our Board of Directors held frequent informational meetings in connection with the latest developments regarding the
COVID-19
pandemic as well as the
Spin-Off
in order to provide oversight and facilitate additional communication with senior management. During these additional meetings, our Board of Directors discussed the impact of the
COVID-19
pandemic and the
Spin-Off,
as applicable, on the Company’s operational performance, business continuity and strategy, stakeholder engagement, employees, customers, regulators and vendors. The Company’s committees also monitored developments regarding both the
COVID-19
pandemic and the
Spin-Off
in between regularly scheduled meetings and, in addition to the meetings of our Board of Directors and its committees, individual directors each made themselves available for consultation with management on an ad hoc basis with respect to the
COVID-19
pandemic, the
Spin-Off
and other matters throughout the year.
It is our policy that directors are expected to attend the annual meeting of shareholders in the absence of a scheduling conflict or other valid reason. In 2020, due to the
COVID-19
pandemic, all of our directors telephonically attended the 2020 Annual Meeting of Shareholders held on June 18, 2020, except for Messrs. John Robinson and Ray Robinson who attended in person.

Committees
Audit Committee
. The function of the Audit Committee is to assist our Board of Directors in fulfilling its oversight responsibility relating to: (i) the integrity of the Company’s financial statements; (ii) the financial reporting process and the systems of internal accounting and financial controls; (iii) the performance of the Company’s internal audit function and independent auditors; (iv) the independent auditors’ qualifications and independence; (v) the Company’s compliance with ethics policies (including oversight and approval of related party transactions and reviewing and discussing certain calls to the Company’s ethics hotline and the Company’s investigation of and response to such calls) and legal and regulatory requirements; (vi) the adequacy of the Company’s policies and procedures to assess, monitor and manage business risks including financial, regulatory and cybersecurity risks and its corporate compliance programs, including receiving quarterly reports related to such risks and programs; and (vii) the adequacy of the Company’s information security and privacy program and cybersecurity initiatives. The Audit Committee is directly responsible for the appointment, compensation, retention, and termination of our independent auditors, who report directly to the Audit Committee, and for recommending to our Board of Directors that the board recommend to our shareholders that the shareholders ratify the retention of our independent auditors. In connection with its performance of these responsibilities, the Audit Committee regularly receives reports from and holds discussions with Company management, leaders from the Company’s internal audit department, leaders from the Company’s legal department, and the independent auditors. Many of those discussions are held in executive session with the Audit Committee.
Each member of the Audit Committee satisfies the independence requirements of the NYSE and SEC rules applicable to audit committee members, and each is financially literate. Our Board of Directors has designated each member of the Audit Committee as an “audit committee financial expert” as defined by SEC regulations.
Compensation Committee
. The purpose of the Compensation Committee is to assist our Board of Directors in fulfilling its oversight responsibilities relating to: (i) executive and director compensation; (ii) equity compensation plans and other compensation and benefit plans; and (iii) other significant human resources matters.
The Compensation Committee has the authority to review and approve performance goals and objectives for the named executive officers in connection with the Company’s compensation programs, and to evaluate the performance of the named executive officers, in light of such performance goals and objectives and other matters, for compensation purposes. Based on such evaluation and other matters, the Compensation Committee determines the compensation of the named executive officers, including our President and Chief Executive Officer. The Compensation Committee also has the authority to approve grants of equity incentives and to consider from time to time, and recommend to our Board of Directors, changes to director compensation.
Each member of the Compensation Committee satisfies the independence requirements of the NYSE applicable to compensation committee members and is a non-employee
director under Rule
16b-3
of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).
Nominating and Corporate Governance Committee
. The purpose of the Nominating and Corporate Governance Committee is to assist our Board of Directors in fulfilling its responsibilities relating to: (i) board and committee membership, organization, and function; (ii) director qualifications and performance; (iii) management succession; and (iv) corporate governance. The Nominating and Corporate Governance Committee from time to time identifies and recommends to our Board of Directors individuals to be nominated for election as directors and develops and recommends to our Board of Directors for adoption corporate governance principles applicable to the Company.
Each member of the Nominating and Corporate Governance Committee satisfies the independence requirements of the NYSE.
Communicating with the Board of Directors and Corporate Governance Documents
The Company’s security holders and other interested parties may communicate with our Board of Directors, the non-management
or independent directors as a group, or individual directors by writing to them in care of the Corporate Secretary, PROG Holdings, Inc., 256 W. Data Drive, Draper, Utah 84020. Correspondence will be forwarded as directed by the writer. The Company may first review, sort, and summarize such communications, and screen out solicitations for goods or services and similar inappropriate communications unrelated to the Company or its business. All concerns related to audit or accounting matters will be referred to the Audit Committee.
The charters of the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee, the Company’s Code of Business Conduct, its Code of Ethics for the Chief Executive Officer and the Senior Financial Officers and Employees and its Corporate Governance Guidelines can each be viewed by clicking the “Governance” tab on the Investor Relations area of the Company’s website at
http://investor.progleasing.com
.
You may also obtain a copy of any of these documents without charge by writing to the Corporate Secretary, PROG Holdings, Inc., 256 W. Data Drive, Draper, Utah 84020
.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires the Company’s directors and executive officers, and persons who own more than 10% of the Company’s common stock, to file with the SEC certain reports of beneficial ownership of the Company’s common stock. Based solely on a review of information furnished to us, the Company believes that its directors, officers and more than 10% shareholders complied with all applicable Section 16(a) filing requirements during the year ended December 31, 2020, except that the Form 4s for Messrs. Doman, Fentress, Garner, Michaels, Sewell and Wakefield in December 2020 were filed late due to information regarding the adjustment of their equity awards in connection with the
Spin-Off
not being available within two business days after the date of the
Spin-Off
because such adjustment was based on the volume-weighted-average trading price of our common stock on each of the first three trading days following the
Spin-Off.
See
“Compensation Discussion and Analysis –
Treatment of Outstanding Long-Term Incentive Awards at the
Spin-Off.”

Codes of Conduct
We have adopted a written code of business conduct and ethics that applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller and other executive officers identified pursuant to this Item 10 who perform similar functions. The code is posted on our website at
http://investor.progleasing.com
. We will disclose any material changes in or waivers from the code applicable to any such officer on our website at
http://investor.progleasing.com
or by filing a Form
8-K.

ITEM 11.	EXECUTIVE COMPENSATION
COMPENSATION DISCUSSION AND ANALYSIS
Introduction
The purpose of this Compensation Discussion & Analysis section (this “CD&A”) is to provide information regarding our executive compensation philosophy, objectives and decisions for our “named executive officers” (“NEOs”) and to explain how and why the Compensation Committee of our Board of Directors made its compensation decisions for 2020. As described in more detail below, on November 30, 2020, we successfully completed the spin-off
of our former Aaron’s Business operating segment to our shareholders (the
“Spin-Off”),
which is now a standalone publicly-traded company operating as The Aaron’s Company, Inc. The
Spin-Off
resulted in a number of leadership changes at the Company. Accordingly, our list of NEOs – which is determined pursuant to SEC rules – expanded significantly in 2020 and consisted of the following individuals:

•
Steven A. Michaels, who had previously served as the Company’s Chief Financial Officer (through July 30, 2020) and Chief Executive Officer of the Company’s Progressive Leasing operating segment (through November 30, 2020), was appointed our new Chief Executive Officer effective as of December 1, 2020;

•
Blake W. Wakefield, who had previously served as President and Chief Revenue Officer of the Company’s Progressive Leasing operating segment (through November 30, 2020), was appointed our new President effective as of December 1, 2020. Mr. Wakefield subsequently resigned as the Company’s President effective as of April 1, 2021 and, in connection therewith, Mr. Michaels was named President and Chief Executive Officer;

•
Curtis L. Doman, who had previously served as Chief Innovation Officer of the Company’s Progressive Leasing operating segment (through November 30, 2020), was appointed our new Chief Innovation Officer effective as of December 1, 2020;

•
Brian J. Garner, who had previously served as Senior Vice President of Finance and Accounting of the Company’s Progressive Leasing operating segment (through November 30, 2020), was appointed our new Chief Financial Officer effective as of December 1, 2020;

•
Marvin A. Fentress, who had previously served as General Counsel and Chief Compliance Officer of the Company’s Progressive Leasing operating segment (through November 30, 2020), was appointed our new General Counsel and Corporate Secretary effective as of December 1, 2020;

•
John W. Robinson III, our former President and Chief Executive Officer, retired effective as of November 30, 2020 and was appointed
Non-Executive
Chairman of The Aaron’s Company effective as of December 1, 2020;

•
Douglas A. Lindsay, who had previously served as Chief Executive Officer of our former Aaron’s Business operating segment, departed the Company on November 30, 2020 to become Chief Executive Officer of The Aaron’s Company effective as of December 1, 2020;

•
C. Kelly Wall, who had previously served as our Interim Chief Financial Officer, departed the Company on November 30, 2020 to become Chief Financial Officer of The Aaron’s Company effective as of December 1, 2020; and

•	Ryan K. Woodley, who had had previously served as Chief Executive Officer of the Company’s Progressive Leasing operating segment, retired effective as of July 30, 2020.
Executive Summary
2020 was a pivotal year for the Company. We successfully completed the
Spin-Off
and established two standalone publicly-traded companies, each with improved strategic focus, market-leading positions, the ability to generate strong free cash flows, well-capitalized balance sheets and the potential to unlock substantial value creation opportunities. Furthermore, each company is led by an outstanding management team as demonstrated not only by their execution of the
Spin-Off
in under 12 months, but by doing so in the middle of the
COVID-19
pandemic while, at the same time, producing strong financial results during the year. We are proud of all the Company achieved in 2020.

In particular, we note the outstanding accomplishments of our former Chief Executive Officer, Mr. John Robinson, who after serving in that role for the past six years, retired upon completing the
Spin-Off.
During Mr. Robinson’s tenure:

•	consolidated annualized revenues grew from $2.7 billion to more than $4.2 billion;

•
the Company deepened its talent pool significantly, particularly within its former Aaron’s Business operating segment, where highly relevant experience and capabilities were added to the management team through external hires;

•	the Company’s share price rose from $22.09 to $53.34; and

•	over $387 million of capital was returned to shareholders in the form of dividends and share buybacks.

Revenue Growth (USD in millions)	Share Price (USD)

Capital Returned to Shareholders (USD in millions)

Mr. Robinson also led the execution of the
Spin-Off
in a manner designed to position both PROG Holdings, Inc. and The Aaron’s Company for future success. Mr. Robinson worked closely with the Company’s Board of Directors and the Compensation Committee to implement an orderly succession plan whereby Mr. Michaels would become Chief Executive Officer of PROG Holdings, Inc. and Mr. Lindsay would become Chief Executive Officer of The Aaron’s Company.
Lastly, under Mr. Robinson’s leadership and direction, the Company and its segments demonstrated a commitment to supporting and strengthening the communities we serve. We believe continuing to prioritize industry leadership in environmental, social and governance (“ESG”) issues, responsibly serving our customers and working to improve the communities where our customers and employees live and work will be a vital part of our success in the future. We thank Mr. Robinson for his leadership on these critically important issues and for his many other contributions to the Company. We wish him well in his future endeavors.
During 2020, and against the backdrop of both the pandemic and the
Spin-Off,
the Compensation Committee addressed numerous complex compensation, executive retention and succession matters. With the assistance of our independent compensation consultant, we initiated and oversaw a number of actions to ensure our executive compensation programs properly reflected and took into account the pandemic and the
Spin-Off
and continued to serve the long-term best interests of our shareholders. For example:

•
Temporary Compensation Reductions During the Height of the Pandemic –
As the pandemic began to surge across the United States during the first quarter of 2020, the Company focused on aggressively protecting liquidity and tightly managing cash flows and operating expenses. As part of this effort, members of our senior management team voluntarily reduced their base salaries by 20%, and members of our Board of Directors voluntarily reduced their annual cash retainer by 20%, in each case beginning April 2020, which continued through June 2020 until the Company’s operations stabilized.

•
Actions Designed to Drive a Successful
Spin-Off
–
The Compensation Committee also worked hard to structure appropriate compensation in an environment where executives would be changing titles and roles (and even employers), operational metrics would be difficult to measure, and there would be an enhanced need to use the compensation program to retain executives during a time of uncertainty and change. These actions, among others, were designed to ensure that both PROG Holdings, Inc. and The Aaron’s Company would retain and motivate qualified and experienced management teams and included the following:

•	Creating Spin-Off Bonus and Retention Program – The Compensation Committee established a special bonus and retention program for select executives who were key to the success of the Spin - Off.

•
Modifying 2020 Incentive Compensation Program –
Because the
Spin-Off
was successfully completed on November 30, 2020, which was very late in the 2020 performance cycle, the Compensation Committee determined that it would be appropriate to exercise discretion under the Company’s 2020 Incentive Compensation Program and base its 2020 incentive compensation decisions on ten months of actual performance (i.e., January through October 2020), together with an estimate of November and December 2020 performance based on the Company’s then-latest available outlook. (We note that, based on actual performance at year end, the compensation received by management was in-line
with the amounts it would have received had the Compensation Committee based its 2020 incentive compensation decisions on 12 months of actual performance.)

•
Approving Treatment of Equity Awards Granted Prior to the
Spin-Off
–
The Compensation Committee
adopted a
two-fold
approach to the treatment of outstanding long-term incentive awards in connection with the
Spin-Off
in order to promote the dual objectives of aligning the management teams of both companies with the performance of their post
Spin-Off
businesses while also maintaining management focus on the execution of both businesses leading up to the
Spin-Off.

•
Executing Leadership Succession Plans and Establishing New
Pay Ranges for Executive Officers
–
The Compensation Committee, together with the Board of Directors, implemented an orderly succession plan whereby Mr. Michaels would become Chief Executive Officer of PROG Holdings, Inc. and Mr. Lindsay would become Chief Executive Officer of The Aaron’s Company. Furthermore, in light of the
Spin-Off,
the
go-forward
profiles of both PROG Holdings, Inc. and The Aaron’s Company changed dramatically. Accordingly, the Compensation Committee established new pay ranges for the two new executive teams that reflected their new peers, industry norms and size.

Shareholder feedback is an important factor in how we approach and evaluate our executive compensation programs. Last year, our shareholders cast an advisory vote on our executive compensation practices, with the result that over 98% of the total votes cast approved the compensation of our NEOs. We believe our executive compensation programs for 2020 continued to be aligned properly with our business goals and culture and, importantly, further strengthened the relationship between pay and performance.
More details regarding our compensation philosophy, objectives and decisions for 2020 are set forth below. We hope our shareholders will agree that our 2020 executive compensation programs established appropriate incentives and rewards for creating long-term shareholder value. We sincerely welcome the feedback of our shareholders and look forward to continuing to serve them during 2021.
Objectives of Our Executive Compensation Programs
The primary objectives of our executive compensation programs are to:

•	attract, motivate, and retain quality executive leadership;

•	align the incentive goals of our executive officers with the interests of our shareholders;

•	motivate the individual performance of each executive officer;

•	improve our overall performance; and

•	support achievement of our business plans and long-term goals.
To accomplish these objectives, the Compensation Committee considers a variety of factors when approving compensation programs, including the amount of base salary, short-term incentive awards and long-term incentive awards made to our NEOs. In making these decisions, the Compensation Committee takes into account our financial and business results, individual performance against our expectations and external market and competitive data. A more complete description of the annual process for establishing our executive compensation programs is described below.
Our Strong Compensation Governance Practices
In addition to linking pay with performance and working to help ensure our executive compensation programs continue to serve the long-term interests of our shareholders, we believe we employed strong compensation and governance principles and policies during 2020, while avoiding problematic or disfavored practices, as noted below:

What We Do	What We Don’t Do
✓ Independent Compensation Committee assisted by an independent consultant
x   No repricing or cash buyouts of stock options without shareholder approval

x   No excise or other tax
gross-ups
on
change-in-control
payments

x   No hedging or pledging of Company stock

x   No excessive perquisites or other benefits

x   No single-trigger severance benefits upon a
change-in-control

x   No payment of dividends on unearned or unvested shares

x   No guaranteed incentive payments

✓ We annually assess the Company’s compensation policies to ensure that the features of our program do not encourage undue risk
✓ As of December 31, 2020, all executives were “at will” employees, with the elimination of employment agreements for all NEOs in connection with the Spin-Off
✓ Pay mix that emphasizes performance-based compensation over fixed compensation (approximately 89% performance-based for CEO and approximately 77% for all other NEOs through the date of the Spin-Off)
✓ Pay mix that emphasizes long-term, equity-based incentives over short-term cash incentives
✓ Incentive plans that utilize multiple measures, including growth, profitability, and returns
✓ Reasonable incentive plan targets and ranges, with capped incentive payouts
✓ Double-trigger equity vesting acceleration upon a change of control
✓ Meaningful stock ownership requirements
✓ Formal claw-back policy to recoup performance-based compensation from our senior executives, including NEOs, under certain prescribed acts of misconduct

2020 Compensation Process and Actions
Role of the Compensation Committee
. The Compensation Committee is comprised solely of directors that our Board of Directors has determined to be independent under applicable standards of both the SEC and NYSE. Its role is to oversee executive and outside director compensation, benefit plans and policies, including equity compensation plans and other forms of compensation, and other significant human capital matters.
More specifically, the Compensation Committee reviews and discusses proposed compensation for NEOs, evaluates their performance, and sets their compensation. In addition, the Compensation Committee approves all equity awards for NEOs and other executive officers.
Due to the pandemic and the
Spin-Off,
2020 was a year of extraordinary volatility and change. Accordingly, the Compensation Committee was very engaged throughout the year and, with the assistance of its independent compensation consultant, oversaw a number of actions designed to ensure our executive compensation programs continued to serve the long-term best interests of our shareholders, including the following:

•
Taking Compensation Reductions During the Height of the Pandemic –
As the pandemic began to surge across the United States during the first quarter of 2020, the Company focused on aggressively protecting liquidity and tightly managing cash flows and operating expenses. As part of this effort, members of our senior management team voluntarily reduced their base salaries by 20%, and members of our Board of Directors voluntarily reduced their annual cash retainer by 20%, in each case beginning April 2020, which continued through June 2020 until the Company’s operations stabilized.

•
Developing and Overseeing Compensation Structures to Drive a Successful
Spin-Off
–
The Compensation Committee took a number of steps to structure appropriate compensation in an environment where executives would be changing titles and roles (and even employers), operational metrics would be difficult to measure for the Company, and there would be an enhanced need to use the compensation program to retain executives during a time of uncertainty and change. These actions, among others, were designed to help ensure that each company would retain qualified and experienced management teams and included the following:

•	Creating Spin-Off Bonus and Retention Program – The Compensation Committee established a special bonus and retention program for select executives who were key to the success of the Spin - Off.

•
Modifying 2020 Incentive Compensation Program –
Because the
Spin-Off
was successfully completed on November 30, 2020, which was very late in the 2020 performance cycle, the Compensation Committee determined that it would be appropriate to exercise discretion under the Company’s 2020 Incentive Compensation Program and base its 2020 incentive compensation decisions on ten months of actual performance (i.e., January through October 2020) and an estimate of November and December 2020 performance based on the Company’s then-latest available outlook. (We note that, based on actual performance at year end, the compensation received by management was in-line
with the amounts it would have received had the Compensation Committee based its 2020 incentive compensation decisions on 12 months of actual performance.)

•
Approving Treatment of Equity Awards Granted Prior to the
Spin-Off
–
The Compensation Committee adopted a
two-fold
approach to the treatment of outstanding long-term incentive awards in connection with the
Spin-Off
in order to promote the dual objectives of aligning the management teams of both companies with the performance of their post
Spin-Off
businesses while also maintaining management focus on the execution of both businesses leading up to the
Spin-Off.

•
Establishing New Pay Ranges for Executive Officers of Both Companies –
The Compensation Committee established pay ranges for executive officers of both PROG Holdings, Inc. and The Aaron’s Company that reflected the new companies’ peers, industry norms and respective sizes. As part of this extensive process, the Compensation Committee, aided by its compensation consultant, developed new and updated peer groups for each company. The Compensation Committee also conducted a review of its compensation philosophy and executive compensation programs to assess whether both would continue to be properly aligned with each company’s respective business goals, culture and, importantly shareholder feedback and interests. Based upon this review, the Compensation Committee determined that the pay ranges established for both companies’ executive officers were appropriate to drive each company’s initial strategy, resonate culturally and align pay with performance.

The Compensation Committee has the ability under its executive compensation programs to use discretion to make adjustments to, among other facets of its programs, the calculation of financial performance metrics for the purpose of calculating executive compensation payouts. The Compensation Committee believes that discretion is an important tool that it can use to align pay outcomes with management’s performance and shareholder outcomes when there are extraordinary or non-operational
factors (such as the
COVID-19
pandemic) that may distort the
pay-for-performance
relationship or otherwise unfairly penalize management when unforeseen events arise. See “
– Compensation Committee’s Use of Discretion During 2020.”

Role of Management
. The Compensation Committee considered the input and recommendations of Mr. John Robinson in his capacity as the Company’s Chief Executive Officer for the first 11 months of the year. In addition, with respect to the Compensation Committee’s establishment of new pay ranges for the executive officers of PROG Holdings, Inc. and The Aaron’s Company effective after the
Spin-Off,
the Compensation Committee considered the input and recommendations of Mr. Michaels and Mr. Lindsay, respectively. Although management and other invitees at Compensation Committee meetings may participate in discussions and provide input, all votes and final decision-making on NEO compensation are solely the responsibility of the Compensation Committee, and those final deliberations and votes are conducted in executive sessions in which no executive officer participates.
Role of Independent Compensation Consultant
. The Compensation Committee has the authority to retain independent consultants and other advisors. During 2020, the Compensation Committee retained the services of Exequity LLP which reported directly to the Compensation Committee but worked with management at the direction of the Compensation Committee. The Compensation Committee assessed the independence of the advisors, including the potential for conflicts of interest as required by the SEC and NYSE listing standards, and concluded that Exequity was appropriately independent and free from potential conflicts of interest.
Although the specific services of the independent consultant vary from year to year, the following are the services generally provided by the independent consultant:

•	providing information on trends and related legislative, regulatory, and governance developments;

•	reviewing and recommending any changes to the benchmarking peer group for the consideration and approval of the Compensation Committee;

•	conducting competitive assessments of executive compensation levels and incentive program designs;

•	consulting on compensation for outside directors;

•	conducting a review of our compensation programs from a risk assessment perspective;

•	reviewing compensation tally sheets on our executive officers;

•	assisting with review and disclosures regarding the executive compensation programs; and

•	reviewing the Compensation Committee’s annual calendar and related governance matters.
Representatives from Exequity attended all of the meetings of the Compensation Committee pertaining to 2020 executive compensation decisions, and also participated in executive sessions as requested by the Compensation Committee.
Role of Benchmarking
. The Compensation Committee uses compensation market data as a reference for understanding the competitive positioning of each element of our compensation program and of total compensation. Market data informed compensation-related decisions as we set pay levels for our NEOs at the beginning of 2020, and again later in the year as we established pay ranges for executive officers of both PROG Holdings, Inc. and The Aaron’s Company that reflected the new companies’ peers, industry norms and respective sizes. As part of this extensive process, the Compensation Committee developed new and updated comparator peer groups for each company.
In referencing these market studies, the Compensation Committee does not manage total compensation for our NEOs within a prescribed competitive position or percentile of the compensation market. Rather, the Compensation Committee reviews compensation for each NEO relative to market data and considers other internal and external factors when exercising its business judgment as to compensation decisions.
With respect to compensation decisions at the beginning of 2020, the Compensation Committee referenced a market study that was conducted by Exequity in 2019. The peer group used in that study was proposed by Exequity and approved by the Compensation Committee and included companies representing a blend of retail and consumer finance companies similar in size in terms of revenues and market capitalization. Peer group data was sourced from the most recently filed proxy statements for each peer company. In addition, the Compensation Committee also reviews general industry survey data as a secondary reference. Survey data was sourced from Aon’s
2019 Total Compensation Management (TCM) Survey: U.S. Executive and Senior Management
.

Peer Group Prior to the Spin-Off
Ally Financial Inc.	Encore Capital Group, Inc.	Santander Consumer USA Holdings Inc.

Big Lots, Inc.	Enova International, Inc.	Sleep Number Corporation

Burlington Stores, Inc.	FirstCash, Inc.	SLM Corporation

Conn’s, Inc.	Foot Locker, Inc.	Synchrony Financial

Credit Acceptance Corporation	Green Dot Corporation	Tractor Supply Company

CURO Group Holdings Corp.	OneMain Holdings, Inc.	Wayfair Inc.

Designer Brands Inc.	Rent-A-Center, Inc.	Williams-Sonoma, Inc.

DICK’S Sporting Goods, Inc.	RH

Discover Financial Services	Sally Beauty Holdings, Inc.
As described above, the Compensation Committee believed the
Spin-Off
created a unique opportunity to focus on a new set of peers for the Company that would better reflect the asset light, FinTech business model that PROG Holdings, Inc. would be executing against following the
Spin-Off.
Accordingly, the Compensation Committee engaged Exequity to conduct a comprehensive review of potential new peers for the Company. In October 2020, Exequity presented a new peer group to the Compensation Committee that, among other changes, removed retailers and was weighted heavily towards consumer finance companies and IT service companies that would approximate PROG Holdings, Inc. in terms of key size metrics following the
Spin-Off.
Following the
Spin-Off,
the Compensation Committee approved the new peer group for PROG Holdings, Inc. which is listed below. The new peer group formed the basis of an updated benchmarking study, along with general industry survey data also provided to the Compensation Committee by Exequity. The updated benchmarking study was used in connection with the compensation decisions regarding the Company’s new management team following the
Spin-Off.

Peer Group Following the Spin-Off
Ally Financial Inc.	Euronet Worldwide, Inc.	OneMain Holdings, Inc.

Black Knight, Inc.	FirstCash, Inc.	PRA Group, Inc.

Credit Acceptance Corporation	Genpact Limited	Santander Consumer USA Holdings Inc.

Discover Financial Services	Green Dot Corporation	SLM Corporation

Encore Capital Group, Inc.	Jack Henry & Associates, Inc.	Synchrony Financial

Enova International, Inc.	LendingTree, Inc.	WEX Inc.

ePlus inc.	Navient Corporation
Components of Our 2020 Executive Compensation Programs
Primary Components.
The three primary components of each NEO’s total direct compensation for 2020 were as follows:

Component	Terms and Objectives
Base Salary
•  Fixed amount of compensation for performing
day-to-day
job responsibilities intended to reflect the scope of an executive’s role. Provides a regular stream of income and security.

•  Typically reviewed annually for potential adjustment based on factors such as market levels, individual performance and scope of responsibility. However, as the
COVID-19
pandemic began to surge across the United States during the first quarter of 2020, the Company focused on aggressively protecting liquidity and tightly managing cash flows and operating expenses. As part of this effort, the senior management team voluntarily reduced their base salaries by 20%, beginning April 2020, which continued through June 2020 until the Company’s operations stabilized.

Annual Cash Incentive Award
•  Variable performance-based award opportunity based on achievements with respect to challenging financial and operational performance goals.

•  Motivate executives to improve financial and operational performance year-over-year.

•  Reward executive officers who deliver targeted financial and operational results.

Long-Term Equity Incentive Award
•  To balance long-term performance and retention, long-term equity incentive awards for 2020 were allocated as follows: 50% performance shares, 25% stock options, and 25% time-based restricted stock awards.

•  Aligns executive interests with shareholders.

•  Motivate executive officers to achieve superior business results over long-term.

•  Enhance alignment between management and shareholder interests.

•  Support stock ownership requirements.

These components are designed to be competitive with employers with whom we compete for executive talent and to support our compensation program objectives. The Compensation Committee does not set a prescribed mix or allocation for each component, but rather focuses on total direct compensation when making compensation decisions for our executives. In making these decisions, the Compensation Committee also considers the following related factors: objective measurements of business performance, the accomplishment of strategic and financial initiatives, the development and retention of management talent, enhancement of shareholder value, and external market, competitive and benchmarking data as discussed above.
Total direct compensation for our executive officers emphasizes variable and performance-based compensation more so than for our other employees. This reflects our philosophy that performance-based compensation opportunities – linked to strategic, financial, operating and stock price performance – should increase as overall responsibility increases.
Spin-Off
Bonus and Retention Program
.
In recognition of the unique and transformational nature of the
Spin-Off,
the Compensation Committee added a bonus and retention program as an additional component to its 2020 executive compensation program. This program was designed to incentivize select executives most closely connected to the
Spin-Off
to achieve two primary objectives:

•	Successfully and timely complete the Spin-Off; and

•
Help ensure that both PROG Holdings, Inc. and The Aaron’s Company would be well positioned for successful operations and equipped with personnel and resources to drive performance following the
Spin-Off.

Compensation Outcomes for 2020
Base Salaries
The Compensation Committee views base salaries as fixed compensation. Therefore, it historically has considered and approved base salaries for executive officers once annually at the beginning of the year and adjusted them in the interim only in rare instances as necessary to ensure they remain appropriate, competitive and reflective of an executive’s position, including any change in responsibilities. As described below, due to the
Spin-Off
and the fact that a number of executives changed positions and responsibilities throughout the year (sometimes more than once), 2020 was an anomaly with respect to the Compensation Committee’s historic practice of approving base salaries once on an annual basis.
Messrs. Robinson, Michaels, Woodley, Doman and Lindsay
At the start of 2020, the Compensation Committee made no changes to the base salaries of
Messrs. Robinson (the Company’s President and Chief Executive Officer) and Woodley (Chief Executive Officer of the Company’s Progressive Leasing operating segment). However, the Compensation Committee adjusted the base salaries for each of Messrs. Michaels (the Company’s Chief Financial Officer and President of Strategic Operations), Doman (Progressive Leasing’s Chief Innovation Officer) and Lindsay (President of the Company’s Aaron’s Business operating segment) in order to align to the competitive market. Their base salaries at the start of 2020 were therefore set by the Compensation Committee as follows:

Named Executive Officer	1/1/20 Base Salary
John W. Robinson III	$800,000
Steven A. Michaels	$675,000	(1)
Ryan K. Woodley	$600,000
Douglas A. Lindsay	$650,000	(2)
Curtis L. Doman	$525,000	(3)

(1)	Adjusted from 2019 base salary of $625,000.
(2)	Adjusted from 2019 base salary of $600,000.
(3)	Adjusted from 2019 base salary of $475,000.
Messrs. Woodley, Michaels and Wall
In order to commence and facilitate succession planning in preparation for the
Spin-Off,
on July 31, 2020, Mr. Woodley stepped down from his role as Chief Executive Officer of the Company’s Progressive Leasing operating segment. See
“
– Compensation Arrangements with Former Executive Officers
.
”
Mr. Michaels was appointed to succeed Mr. Woodley and the Compensation Committee, with the assistance of its independent compensation consultant, determined it was appropriate for Mr. Michaels’ base salary to remain at his then current level.

Mr. Wall, who at the start of 2020 was the Company’s Senior Vice President, Finance and Treasurer, was named Interim Chief Financial Officer of the Company on July 31, 2020 upon Mr. Michaels assuming his new role at Progressive Leasing. Because Mr. Wall was not an executive officer of the Company at the beginning of the year, his base salary had been determined by management of the Company and not the Compensation Committee. However, in light of his promotion and designation as a new executive officer of the Company, the Compensation Committee reviewed and increased Mr. Wall’s annual base salary from $320,000 to $500,000.
In making these base salary decisions for Messrs. Michaels and Wall, the Compensation Committee reviewed base salary levels across the Company’s then-peer group and considered each officer’s new roles and responsibilities in order to align to the competitive market.
Messrs. Michaels, Wakefield, Doman, Garner and Fentress
At the start of 2020, although they held senior positions within the Company’s Progressive Leasing operating segment, Messrs. Wakefield, Garner and Fentress were not executive officers of the Company. Accordingly, their base salaries were determined by management of the Company at the beginning of the year, not the Compensation Committee. The base salaries at the start of 2020 for Messrs. Wakefield, Garner and Fentress were $530,000, $315,000 and $400,000, respectively.
In November 2020, in preparation for the
Spin-Off
that month, the Compensation Committee, with the assistance of its independent compensation consultant, conducted a comprehensive review of Mr. Michaels’ base salary, as well as the base salaries of his management team who would become executive officers of the Company following the
Spin-Off,
in light of their change in titles and expanded roles and responsibilities and in order to align to the competitive market. In particular, the Compensation Committee believed it was appropriate that their compensation take into account their transition from managing a business unit to running a highly complex public company and the expanded responsibilities such a transition brings. Accordingly, the Compensation Committee approved their new base salaries as set forth below, effective as of the date of the
Spin-Off.

Named Executive Officer	12/1/20 Base Salary
Steven A. Michaels	$900,000
Blake W. Wakefield	$600,000
Curtis L. Doman	$550,000
Brian J. Garner	$475,000
Marvin A. Fentress	$425,000
Annual Cash Incentive Awards
Annual cash incentive awards provide the opportunity to earn cash awards based on the achievement of performance targets determined by the Compensation Committee at the beginning of the year. The amount earned will vary based on the degree to which the performance target is achieved, subject to the Compensation Committee’s review.
Messrs. Robinson, Michaels, Woodley, Doman and Lindsay
The Compensation Committee approved “target” cash award opportunities (which we define as a percentage of annual base salary) for each of Messrs. Robinson, Michaels, Woodley, Doman and Lindsay at the beginning of the year. These target awards were based on prevailing market practice and a review of Company and individual performance. For 2020, the Compensation Committee determined that Mr. Robinson’s target opportunity would be 125% of his base salary and the target opportunity for Messrs. Michaels, Woodley, Doman and Lindsay would be 100% of their respective base salaries.
As leaders responsible for performance across the entire Company at the start of 2020 (i.e., the Company’s Progressive Leasing and Vive operating segments as well as its former Aaron’s Business operating segment), the Compensation Committee believed it was appropriate that the cash incentive award opportunity for Messrs. Robinson and Michaels be determined by Company-wide performance using the following two metrics and weightings:

•	Consolidated Adjusted EBITDA (80% of the award); and

•	Strategic Initiatives (20% of the award)
Similarly, the Compensation Committee determined that the cash incentive award opportunity for Messrs. Woodley, Doman and Lindsay should be driven by the performance of the operating segment(s) over which they were most responsible – Progressive Leasing and Vive for Messrs. Woodley and Doman and the Aaron’s Business for Mr. Lindsay. In order to align management focus and help ensure greater consistency among the Company’s different operating segments, the Compensation Committee made the determination to utilize the same metrics and weightings for Messrs. Woodley, Doman and Lindsay as those used to measure Messrs. Robinson’s and Michaels’ performance (i.e., Adjusted EBITDA (80% of the award) and Strategic Initiatives (20% of the award)).

The Compensation Committee selected Adjusted EBITDA as one of its key performance metrics for the 2020 cash incentive award program because it is used by management to monitor and assess the Company’s financial performance. It is also widely used by investors for valuation and for comparing the Company’s performance against the performance of others in its industry. Accordingly, the Compensation Committee assigned it a significant weighting of 80%. Furthermore, the Compensation Committee determined that Adjusted EBITDA would be calculated consistently with the way in which our publicly disclosed non-GAAP
Adjusted EBITDA measures are calculated, subject to certain other adjustments. See Appendix A for additional information regarding non-GAAP
financial measures, including GAAP to
non-GAAP
reconciliations. For a comprehensive discussion of our GAAP financial results, please refer to our Annual Report on Form
10-K
for the fiscal year ended December 31, 2020.
The Compensation Committee weighted the remaining portion of the annual cash incentive award toward the Company’s key strategic initiatives. The Compensation Committee believes this metric emphasizes the importance of recognizing progress in areas beyond financial results that support the Company’s business strategy and values and are critical to creating sustained shareholder value in the future. For 2020, these operational metrics focused on compliance-related goals, including information security and related compliance training as well as the development and implementation of various processes to further improve compliance monitoring and procedures.
Messrs. Woodley, Michaels and Wall
As described above, in order to commence and facilitate succession planning in connection with the
Spin-Off,
on July 31, 2020, Mr. Woodley stepped down from his role as Chief Executive Officer of the Company’s Progressive Leasing operating segment and Mr. Michaels succeeded Mr. Woodley. See
“
– Compensation Arrangements with Former Executive Officers
.
”
As it had done with Mr. Michaels’ base salary, the Compensation Committee determined, with the assistance of its independent compensation consultant, to leave Mr. Michaels’ target annual incentive award unchanged at $675,000, but that the actual payout amount of his annual incentive award would be on a weight-adjusted basis, reflecting the time spent in each of his management positions during the year.
In connection with Mr. Wall being named the Company’s Interim Chief Financial Officer upon Mr. Michaels’ assuming his new role at Progressive Leasing, the Compensation Committee raised his target annual incentive award from $144,000 to $300,000 and determined it would be appropriate to weight-adjust Mr. Wall’s award based on the time spent in each of his two management positions during the year and the incentive award amount assigned to each such position.
In making these cash award decisions for Messrs. Michaels and Wall, the Compensation Committee reviewed market data for the peer group and considered each officer’s new roles and responsibilities.
Messrs. Wakefield, Garner and Fentress
As described above, Messrs. Wakefield, Garner and Fentress were not executive officers of the Company at the start of 2020. Accordingly, their annual cash incentive award opportunities were determined by management of the Company at the beginning of the year, not the Compensation Committee and were as follows:

•	Mr. Wakefield – Target Opportunity: 150% of base salary

•	Mr. Garner – Target Opportunity: 50% of base salary

•	Mr. Fentress – Target Opportunity: 75% of base salary
In order to align management focus across their Progressive Leasing and Vive operating segments, it was determined by management of the Company that the cash incentive award opportunities for Messrs. Wakefield, Garner and Fentress should be driven by the same performance metrics and weightings as Messrs. Woodley and Doman (i.e., Adjusted EBITDA (80% of the award) and Strategic Initiatives (20% of the award)).
Performance Goals and Results
The Compensation Committee established goals for each of the performance measures in the annual incentive program, including a threshold, target, and maximum performance goal that corresponded to a threshold, target, and maximum incentive payout level. For the Adjusted EBITDA measure, the payout range was from 25% to 200% of target and, for the Strategic Initiative measure, the payout range was from 0% to 125% of target (based on the number of compliance-related goals achieved).
The Compensation Committee’s performance goals were established prior to the decision by the Company’s Board of Directors to execute the
Spin-Off
and, therefore, assumed a
12-month
performance period. In November 2020, when it became apparent that the
Spin-Off
could be completed as early as the end of that month, the Compensation Committee, in accordance with its authority under its 2020 compensation programs, determined it would be appropriate to exercise its discretion and base its review of management’s performance against ten months of actual performance and an estimate of November and December performance using the Company’s then-latest available outlook. See
“
– Compensation Committee’s Use of Discretion During 2020.”

The following tables summarize the performance goals, performance results, and related incentive payout levels as a percentage of target for each NEO:

Company: Robinson and Michaels
($ Million)	Weight	Plan Performance Range					Performance and Payout
Metric		Threshold	Target Zone (1)			Maximum	Year Ending (2) 12/31/2020	% of Target	Payout Calculation
Consolidated Adjusted EBITDA	80%	$419	$451	-	$460	$492	$546	120%	200%
Strategic Initiatives	20%		8 Projects			10 Projects	9 Projects	100%	112.5%
Payout		25%	100%			200%			182.5%

Company: Wall
($ Million)		Plan Performance Range					Performance and Payout
Metric	Weight	Threshold	Target Zone (1)			Maximum	Year Ending (2) 12/31/2020	% of Target	Payout Calculation
Consolidated Adjusted EBITDA	80%	$419	$451	-	$460	$492	$546	120%	200%
Strategic Initiatives	20%		4 Projects			5 Projects	5 Projects	125%	125%
Payout		25%	100%			200%			185%

Progressive Leasing and Vive: Michaels, Wakefield, Doman, Garner, Fentress and Woodley
($ Million)		Plan Performance Range					Performance and Payout
Metric	Weight	Threshold	Target Zone (1)			Maximum	Year Ending (2) 12/31/2020	% of Target	Payout Calculation
Progressive and Vive Adjusted EBITDA	80%	$297	$322	-	$329	$351	$355	109.1%	200%
Strategic Initiatives	20%		4 Projects			5 Projects	4 Projects	100%	100%
Payout		25%	100%			200%			180%

Aaron’s Business: Lindsay
($ Million)	Weight	Plan Performance Range					Performance and Payout
Metric		Threshold	Target Zone (1)			Maximum	Year Ending (2) 12/31/2020	% of Target	Payout Calculation
Aaron’s Business Adjusted EBITDA	80%	$116	$129	-	$132	$143	$191	147.1%	200%
Strategic Initiatives (3)	20%		4 Projects			5 Projects	5 Projects	125%	125%
Payout		25%	100%			200%			185%

(1)	If performance falls anywhere within this range then payout is at 100% of target.
(2)	Estimated performance as described above.
(3)	Maximum payout for the Strategic Initiatives metric is 125%.

Based on the above performance results and incentive calculations, the tables below show the final annual cash incentive awards paid to our executives for 2020 performance. As discussed above, because certain executive officers who departed the Company prior to the end of 2020 in connection with the
Spin-Off
are deemed under SEC rules to remain NEOs of the Company for the entire year, the tables below as well as elsewhere in this CD&A may refer to such former officers as the “Former Executive Officers.”

Executive Officers at 12/31/20	Award Earned under Annual Incentive Plan (1), (2)
Steven A. Michaels	$1,208,400
Blake W. Wakefield	$1,431,000
Curtis L. Doman	$928,900
Brian J. Garner	$283,500
Marvin A. Fentress	$540,000

(1)	Calculated on total annual base salary paid for 2020.
(2)	Mr. Michaels’ awards were weight-adjusted based on his multiple positions during the year.

Former Executive Officers	Award Earned under Annual Incentive Plan (1), (2)
John W. Robinson III	$1,825,000
Ryan K. Woodley	$626,600
Douglas A. Lindsay	$1,184,800
C. Kelly Wall	$382,000

(1)	Calculated on total annual base salary paid for 2020. Mr. Woodley’s award was calculated pro rata based on his July 30, 2020 resignation date.
(2)	Mr. Wall’s awards were weight-adjusted based on his multiple positions during the year.
Spin-Off
Bonus and Retention Program
In light of the varied challenges in executing the
Spin-Off
coupled with the
COVID-19
pandemic, the Compensation Committee believed it was beneficial to the Company and its shareholders to provide a special incentive award program for select executives key to the success of the
Spin-Off
and to recognize the work required to accomplish this challenging goal in under a year. The
Spin-Off
incentive award program was also structured to retain executives beyond the
Spin-Off
to help guide both PROG Holdings, Inc. and The Aaron’s Company as they transitioned to operating independently and drive shareholder value. Under the program, the Compensation Committee approved awards for Mr. Wall and Mr. Wakefield. Mr. Wall received a $250,000 cash bonus and Mr. Wakefield received restricted stock awards with a grant date fair value of $1.5 million that vests pro rata over a three-year period assuming continued employment, among other conditions. The Compensation Committee also approved a cash bonus pool of up to $4.4 million to be administered by Mr. John Robinson and awarded to select executives whose performance in executing the
Spin-Off
and smoothly transitioning the two new companies was deserving of special merit.
Long-Term Incentive Equity Awards
The Company’s long-term incentive (“LTI”) equity awards are intended to:

•	reward the achievement of business objectives that the Compensation Committee believes will benefit our shareholders;

•	align the interests of our senior management with those of our shareholders; and

•	assist with retaining our senior management to ensure continuity of leadership.
Beyond these objectives, the Compensation Committee also considers market design practices, equity dilution, accounting expense, and other internal considerations when deciding on the structure and size of equity awards.
In establishing its 2020 LTI program, the Compensation Committee acknowledged that the Company was operating in a highly competitive and rapidly changing industry and that it was likely the Company would be considering a number of strategic alternatives during the year to enhance long-term shareholder value, including the
Spin-Off.
Because the Company was in such a state of transition, the Compensation Committee believed setting multi-year performance targets was not appropriate at the time. Accordingly, the Compensation Committee established
12-month
performance metrics and goals for 2020 with three-year ratable vesting, which would allow it to assess progress and developments in the Company’s businesses while at the same time ensuring that such metrics and goals remained rigorous and aligned with the long-term best interests of our shareholders.

Award Type and Mix
In light of the above considerations and, in particular, to balance performance and retention incentives in a very uncertain near-term environment, the Compensation Committee granted performance shares, time-based restricted stock awards and stock options.
The graphic below depicts the 2020 equity award mix as of November 30, 2020, the date of the
Spin-Off:

Equity Award	Objective	Provisions
Performance Shares	• Focus participants on the fundamentals of growing our business and increasing the level of our earnings over the long term. • One-year performance period ensures greater validity in our forecasts.
•  Number of performance shares earned based on
one-year
Company performance.

•  Earned awards are subject to additional time-based vesting, with vesting occurring in three equal increments following the first, second, and third anniversaries of the grant.

Stock Options	• Aligns executives with shareholders, with the value of an award realized only if the stock price appreciates following the date of grant.	• Pro rata annual three-year vesting, with vesting occurring in three equal increments following the first, second, and third anniversaries of the grant.

Restricted Stock	• Addresses competitive concerns with a focus on retaining our key executives needed to realize our long-term performance objectives.	• Pro rata annual three-year vesting, with vesting occurring in three equal increments following the first, second, and third anniversaries of the grant.
Target Awards
Messrs. Robinson, Michaels, Woodley, Doman and Lindsay
As it did with respect to setting base salaries and annual target cash incentive award opportunities, the Compensation Committee approved target LTI equity award opportunities for Messrs. Robinson, Michaels, Woodley, Doman and Lindsay at the start of 2020. Mr. Robinson’s target award was set at $5.2 million pursuant to the terms of his employment agreement with the Company. Target LTI awards for the Company’s other executive officers at the beginning of the year – Messrs. Michaels, Woodley, Doman and Lindsay – were set in the same manner as their base salaries and annual target cash incentive opportunities. The Compensation Committee, working with its independent compensation consultant, reviewed general award levels across our peer group and considered each officer’s responsibilities in order to align to the competitive market. Based on this analysis, the Compensation Committee authorized LTI equity target awards for Messrs. Michaels, Woodley, Doman and Lindsay having the following dollar values:

•	Mr. Michaels: $1,525,000

•	Mr. Woodley: $2,400,000

•	Mr. Lindsay: $1,475,000

•	Mr. Doman: $1,575,000
LTI awards generally are converted to a target number of performance shares and time-based restricted stock by dividing the allocable portion of the grant date award value by the Company’s closing stock price on the date of grant. To determine the number of options to grant, the allocable portion of the grant date award value was divided by the estimated fair value of an option, as determined for benchmarking purposes using the Black-Scholes valuation methodology.

The LTI target awards that were granted to our executive officers at the beginning of 2020 are set forth in the tables below, expressed in terms of both dollar value and share amounts:
LTI Value
(1)
(at Target)

Named Executive Officer	Stock Options (25%)	+	Restricted Stock (25%)	+	Performance Shares (50%)	=	2020 LTI Value at Target
John W. Robinson III	$1,300,000		$1,300,000		$2,600,000		$5,200,000
Steven A. Michaels	$381,250		$381,250		$762,500		$1,525,000
Ryan K. Woodley	$600,000		$600,000		$1,200,000		$2,400,000
Douglas A. Lindsay	$368,750		$368,750		$737,500		$1,475,000
Curtis L. Doman	$393,750		$393,750		$787,500		$1,575,000

LTI Shares (at Target)
Named Executive Officer	Stock Options (25%)	+	Restricted Stock (25%)	+	Performance Shares (50%)	=	2020 LTI Shares at Target
John W. Robinson III	86,010		30,450		60,900		177,360
Steven A. Michaels	25,230		8,940		17,880		52,050
Ryan K. Woodley	39,720		14,070		28,110		81,900
Douglas A. Lindsay	24,420		8,640		17,280		50,340
Curtis L. Doman	26,070		9,240		18,450		53,760

(1)
The LTI dollar value of the target awards presented in the table above differ from the aggregate grant date fair values for our NEOs’ LTI awards as reported in the 2020 Summary Compensation Table and the Grants of Plan-Based Awards in Fiscal Year 2020 Table due to different dates used to value the awards (February 25, 2020) versus the date on which the awards were granted (March 6, 2020).

For reasons similar to those described above with respect to their cash incentive award opportunity, the Compensation Committee believed it was important to judge the performance of Messrs. Robinson and Michaels against the Company’s performance on a consolidated basis. Accordingly, the Compensation Committee approved the following three metrics and weightings for Messrs. Robinson and Michaels with respect to their performance share grant:

•	Consolidated Adjusted Revenue (60% of the award);

•	Consolidated Adjusted Pre-Tax Income (20% of the award); and

•	Return on Capital (20% of the award).
Likewise, the Compensation Committee determined that the target performance share grants for Messrs. Woodley, Doman and Lindsay should be driven by the performance of their respective operating segment(s) – Progressive Leasing and Vive for Messrs. Woodley and Doman and the Aaron’s Business for Mr. Lindsay. In order to align management focus and help ensure greater consistency among the Company’s different operating segments, the Compensation Committee made the determination to utilize only Adjusted Revenue (weighed at 70% of the award) and Adjusted
Pre-Tax
Income (weighed at 30% of the award) as the performance metrics for Messrs. Woodley, Doman and Lindsay.
The Compensation Committee chose Adjusted Revenue as its most heavily weighted performance measure because it reflects the Company’s (and with respect to Messrs. Woodley, Doman and Lindsay, their respective operating segment’s)
top-line
growth, which the Compensation Committee believes is a strong indicator of our ability to increase profitability, cash flow and improve stock price performance. Adjusted
Pre-Tax
Income was also considered important because it reflects the Company’s (and with respect to Messrs. Woodley, Doman and Lindsay, their respective operating segment’s) core performance. Lastly, Return on Capital was selected by the Compensation Committee for Messrs. Robinson and Michaels because it measures the efficiency with which management of the consolidated organization invests the Company’s capital to generate returns.
See Appendix A for additional information regarding
non-GAAP
financial measures, including GAAP to
non-GAAP
reconciliations. For a comprehensive discussion of our GAAP financial results, please refer to our Annual Report on Form
10-K
for the fiscal year ended December 31, 2020.
Messrs. Woodley, Michaels and Wall
As described above, in order to commence and facilitate succession planning in connection with the
Spin-Off,
on July 31, 2020, Mr. Woodley stepped down from his role as Chief Executive Officer of the Company’s Progressive Leasing operating segment. See
“
 – Compensation Arrangements with Former Executive Officers
.
”
Mr. Michaels succeeded Mr. Woodley and, as a result, the Compensation Committee raised his LTI target award from $1,525,000 to $2,250,000, which resulted in a prorated additional restricted stock award valued on the date of grant at $300,000.

In connection with Mr. Wall being named the Company’s Interim Chief Financial Officer upon Mr. Michaels’ assuming his new role at Progressive Leasing, the Compensation Committee raised his target LTI target award from $192,000 to $500,000, which resulted in a prorated additional restricted stock award valued on the date of grant at $128,000.
As it did with their base salaries and cash incentive awards, in making these LTI award determinations for Messrs. Michaels and Wall, the Compensation Committee reviewed market data for the peer group and considered each officer’s new roles and responsibilities.
Messrs. Wakefield, Garner and Fentress
As described above, Messrs. Wakefield, Garner and Fentress were not executive officers of the Company at the start of 2020. Accordingly, their target LTI equity award opportunities were determined by management of the Company at the beginning of the year, and were as follows:

•	Mr. Wakefield: $1,590,000

•	Mr. Garner: $315,000

•	Mr. Fentress: $800,000
With respect to the portion of Messrs. Wakefield’s, Garner’s and Fentress’s LTI equity award opportunities that were performance share grants, as it did with respect to their annual cash incentive award opportunity, management of the Company determined that the number of performance shares earned by Messrs, Wakefield, Garner and Fentress should be driven by the same performance metrics and weightings as Messrs. Woodley and Doman (Adjusted Revenue (weighed at 70% of the award) and Adjusted
Pre-Tax
Income (weighed at 30% of the award)).
Performance Goals and Results.
The Compensation Committee established goals for each of the performance measures applicable to performance shares, including a threshold, target, and maximum performance goal that corresponded to a threshold, target, and maximum number of shares that could be earned. The number of shares that could be earned ranged from 25% to 200% of target. Payouts for results between these levels are interpolated, with scales that vary by business segment. If the results are less than threshold, then no shares would be earned.
Because the Compensation Committee’s performance goals were established prior to the decision by the Company’s Board of Directors to execute the
Spin-Off
and, therefore, assumed a
12-month
performance period, when it became apparent to the Compensation Committee that the
Spin-Off
was going to be completed by the end of November, the Compensation Committee determined it would be appropriate to exercise its discretion and base its review of management’s performance against ten months of actual performance and an estimate of November and December performance based on the Company’s then-latest available outlook. See
“
– Compensation Committee’s Use of Discretion During 2020.”
As described above, this was the same approach the Compensation Committee took with respect to determining management’s annual cash incentive award payouts.

The following tables summarize the performance goals, performance results, and related earning levels as a percent of target for each NEO:

Company: Robinson, Michaels and Wall
($ Millions)	Weight	Plan Performance Range					Performance and Payout
Metric		Threshold	Target Zone (1)			Maximum	Year Ending 12/31/20 (2)	% of Target	Payout Calculation
Consolidated Adjusted Revenue (3)	60%	$4,054	$4,246	-	$4,289	$4,481	$4,212	98.7%	92.6%
Consolidated Adjusted Pre-Tax Income	20%	$331	$356	-	$363	$388	$460	128.0%	200%
Consolidated Return on Capital (4)	20%	10.8%	12.6%	-	12.8%	14.6%	19.3%	165.2%	200%
Payout		25%		100%		200%			135.6%

Progressive Leasing and Vive: Michaels, Wakefield, Doman, Garner, Fentress and Woodley
($ Millions)	Weight	Plan Performance Range					Performance and Payout
Metric		Threshold	Target Zone (1)			Maximum	Year Ending 12/31/20 (2)	% of Target	Payout Calculation
Progressive Adjusted Revenue (5)	70%	$2,465	$2,637	-	$2,664	$2,823	$2,539	95.8%	63.2%
Progressive Adjusted Pre-Tax Income	30%	$248	$270	-	$273	$293	$329	112.3%	200%
Payout		25%		100%		200%			104.2%

Aaron’s Business: Lindsay
($ Millions)	Weight	Plan Performance Range					Performance and Payout
Metric		Threshold	Target Zone (1)			Maximum	Year Ending 12/31/20 (2)	% of Target	Payout Calculation
Aaron’s Business Revenue	70%	$1,496	$1,593	-	$1,641	$1,738	$1,743	107.8%	200%
Aaron’s Business Adjusted Pre-Tax Income (6)	30%	$54	$60	-	$61	$67	$127	208%	200%
Payout		25%		100%		200%			200%

(1)	If performance falls anywhere within this dollar range, then payout is at 100% of target.
(2)	Estimated performance as described above.
(3)	Further adjusted to remove provision for credit losses at Vive, excluding the change in allowance for loan losses.
(4)	Return on Capital: Adjusted Net Operating Profit after Tax divided by the Sum of Average Net Debt and Average Equity. Net debt is equal to total debt less cash and cash equivalents.
(5)
Consolidation of Progressive and Vive, further adjusted to remove the effect of provision for credit losses at Vive, excluding the change in allowance for loan losses. The Compensation Committee also approved an upward adjustment of $70 million as discussed in more detail in “ –
Compensation Committee’s Use of Discretion During 2020
.”

(6)	Further adjusted for intercompany interest income.
Based on the above performance results and incentive calculations, the tables below show the final LTI awards earned by our executives for 2020 performance. As discussed above, because certain executive officers who departed the Company prior to the end of 2020 in connection with the
Spin-Off
are deemed under SEC rules to remain NEOs of the Company for the entire year, the tables below as well as elsewhere in this CD&A may refer to such former officers as “Former Executive Officers.”

Current Executive Officers	Award Earned under Long-Term Incentive Plan (1)
Steven A. Michaels	$1,458,378
Blake W. Wakefield	$1,628,739
Curtis L. Doman	$1,304,389
Brian J. Garner	$323,436
Marvin A. Fentress	$820,762

Former Executive Officers	Award Earned under Long-Term Incentive Plan (1)
John W. Robinson III (2)	$4,968,208
Ryan K. Woodley (2)	$1,987,069
Douglas A. Lindsay	$1,796,813
C. Kelly Wall	$227,491

(1)
Calculated as the grant date fair value of stock options, restricted shares, and performance shares granted on February 23, 2020 and March 6, 2020 for NEOs. The performance shares are based on the number of shares earned based on the payout percentages disclosed in the tables above.

(2)	See “ – Compensation Arrangements with Certain Former Executive Officers ” for further details on treatment of LTI Awards with Messrs. Robinson and Woodley.

Values reflected above do not necessarily reflect the value that will ultimately be realized. While the LTI awards earned by the above executives were based on 2020 performance, they are subject to vesting conditions over a three-year period, such as continued employment. See
“Executive Compensation
–
Summary Compensation Table.”
Treatment of Outstanding Long-Term Incentive Awards at the
Spin-Off
The Compensation Committee adopted a
two-fold
approach to the treatment of outstanding LTI awards in connection with the
Spin-Off
in order to promote the dual objectives of aligning the management teams of both companies with the performance of their post
Spin-Off
businesses while also maintaining management focus on the execution of both businesses leading up to the
Spin-Off.
In general, the goal of all
Spin-Off-related
equity award adjustments was to preserve the intrinsic value, immediately prior to the
Spin-Off,
of the outstanding award. Except for awards held by Mr. John Robinson, the vesting schedule for all outstanding awards was not impacted by the
Spin-Off
and continued employment with or service to PROG Holdings, Inc. or The Aaron’s Company was not deemed to be a separation of employment or service.
The table below describes the treatment of each type of outstanding equity award to our NEOs at the
Spin-Off
and how that treatment aligned with the Compensation Committee’s objectives. Except as noted below, the adjustments preserved the same general terms and conditions and vesting schedule as the original awards. For purposes of the table below, “PRG” refers to PROG Holdings, Inc. and “AAN” refers to The Aaron’s Company.

Outstanding Award Type	Spin-Off Treatment	How Treatment Aligned with Objectives
Stock Option Awards
•  Replaced with an adjusted option to purchase PRG common stock (or AAN common stock in the case of Former Executive Officers, except for Mr. Woodley who received an adjusted option to purchase PRG common stock).

•  Adjusted to preserve the ratio of the exercise price to the fair market value of the stock subject to the option by adjusting the number of shares purchasable and the exercise price, by reference to the volume-weighted-average trading price of PRG (or AAN) common stock trading “regular way” on the closing date of the
Spin-Off
and the simple average of the volume-weighted-average trading price of the PRG (or AAN) common stock on each of the first three trading days following the closing date of the
Spin-Off.

•  Promote management focus on stock price performance of the employee’s post-Spin-Off
business.

•  Adjustment aligned the interest of employees with their post
Spin-Off
company for the full term of the option.

Unvested Restricted Stock and Unearned Performance Share Awards Granted in 2020
•  Replaced with adjusted PRG awards (AAN awards in the case of Former Executive Officers, except for Mr. Woodley who received an adjusted PRG award), each of which will generally preserve the value of the original award immediately prior to the
Spin-Off.
• Helps to align management with the interests and performance of post-Spin-Off business where he would serve. • Promote focus on long-term performance and retention.

Unvested Restricted Stock and Earned Performance Share Awards Granted Prior to 2020
•  Holders had a choice to receive a replacement award denominated in either PRG or both PRG and AAN equity (for Former Executive Officers, except for Mr. Woodley, a choice to receive a replacement award denominated in either AAN or both AAN and PRG equity). Adjusted by reference to the ratio of one share of PRG common stock distributed in the
Spin-Off
for every two shares of AAN common stock in the
Spin-Off.
• Incentivize management to set up both post-Spin-Off companies for success by providing a choice to receive common stock where he would serve or to receive equity in both companies.
Compensation Arrangements with Certain Former Executive Officers
As discussed above, during 2020 we were able to successfully complete the
Spin-Off.
In under 12 months, we were able to establish two standalone publicly-traded companies with outstanding leadership teams. To help ensure a smooth and seamless transition of the leadership teams during both the process of separating the two companies as well as for a sufficient period following the
Spin-Off,
the Compensation Committee believed it was important to retain two key executives – Mr. Robinson and Mr. Woodley – on a transitional basis following their employment with the Company. Accordingly, the Company entered into the following agreements with Messrs. Robinson and Woodley in order to achieve this objective. Furthermore, with respect to Mr. Robinson, the Compensation Committee believed it was important to recognize his exemplary leadership and the results the Company achieved during his time serving as the Company’s President and Chief Executive Officer, many of which are described above in the “Executive Summary” section of this CD&A. Mr. Robinson led the efforts to execute the
Spin-Off
and did so in a highly effective manner designed to position both PROG Holdings, Inc. and The Aaron’s Company for future success while also delivering exceptionally strong business results during the height of the
COVID-19
pandemic. Accordingly, the Compensation Committee believes it made the decisions below regarding Mr. Robinson’s and Mr. Woodley’s compensation arrangements consistent with its pay-for-performance
philosophy.

John W. Robinson III
Pursuant to our agreement with Mr. Robinson, upon the completion of the
Spin-Off,
Mr. Robinson retired as the Company’s President and Chief Executive Officer and his employment agreement with the Company was mutually terminated by the parties. To help support and guide The Aaron’s Company as it transitioned to a newly public company, Mr. Robinson agreed to serve as the
Non-Executive
Chairman of The Aaron’s Company immediately following the
Spin-Off.
In connection with these arrangements, Mr. Robinson received his annual cash incentive award for 2020 as if he had remained employed with the Company after the completion of the
Spin-Off
and all of his equity awards fully vested. The Committee determined that it was appropriate to accelerate the vesting of all of Mr. Robinson’s outstanding equity awards in recognition of the results the Company achieved during Mr. Robinson’s time serving as the Company’s President and Chief Executive Officer, including the significant value Mr. Robinson created for the Company’s shareholders.
Ryan K. Woodley
Mr. Woodley retired as the Chief Executive Officer of the Company’s Progressive Leasing operating segment effective as of July 30, 2020 in order to implement an orderly succession plan whereby Mr. Michaels would become the Company’s Chief Executive Officer upon the completion of the
Spin-Off.
Under our agreement with Mr. Woodley, Mr. Woodley agreed for a
12-month
period to provide coaching, consulting and assistance with respect to onboarding Mr. Michaels as well as assistance to the Company regarding legal and regulatory matters. During this
12-month
period, Mr. Woodley will be paid at the rate of $200,000 annually, continue to participate in the Company’s benefit plans, and remain eligible to receive an annual cash incentive award
(pro-rated
based on his July 30, 2020 resignation date) for 2020. Our agreement with Mr. Woodley also provided that Mr. Woodley’s equity awards will be administered in accordance with their respective plan and award documents and that the amount of Mr. Woodley’s 2020 performance-based equity awards will be calculated pro rata based on his July 30, 2020 resignation date.
Messrs. Lindsay and Wall
Effective as of the
Spin-Off,
Messrs. Lindsay and Wall departed the Company and became the Chief Executive Officer and the Chief Financial Officer of The Aaron’s Company, respectively. Neither Mr. Lindsay nor Mr. Wall received any severance payments or other benefits from the Company in connection with their departure.
Compensation Committee’s Use of Discretion During 2020
The Compensation Committee has the ability under its charter and executive compensation programs to use discretion to make adjustments to, among other facets of its programs, the calculation of financial performance metrics for the purpose of calculating executive compensation payouts. The Compensation Committee believes that discretion is an important tool that it can use to align pay outcomes with management’s performance and shareholder outcomes when there are extraordinary or non-operational
factors that may distort the
pay-for-performance
relationship or otherwise unfairly penalize management when unforeseen events arise.
The Compensation Committee made several such adjustments during the course of 2020, including adjustments relating to the
Spin-Off.
Because management’s 2020 performance goals were established by the Compensation Committee prior to the decision by the Company’s Board of Directors to execute the
Spin-Off
and, therefore, the goals assumed a
12-month
performance period, when it became apparent to the Compensation Committee that the
Spin-Off
was going to be completed by the end of November, the Compensation Committee determined it would be appropriate to exercise its discretion and base its review of management’s performance against ten months of actual performance and an estimate of November and December performance based on the Company’s then-latest available outlook. In addition, expenses incurred in executing the
Spin-Off
were excluded from applicable performance targets because they had not been factored into such targets when they were originally established by the Compensation Committee at the beginning of the year (when the
Spin-Off
had not yet been approved by the Company’s Board of Directors).

The Compensation Committee also believed it would be appropriate to exercise its discretion with respect to Progressive Leasing’s revenue target for 2020, which, as discussed above, is used to calculate awards of performance shares for Progressive Leasing’s management team and was established prior to the onset of the
COVID-19
pandemic in the United States. However, as the pandemic began to sweep across the United States, the Compensation Committee closely monitored the impact of the pandemic on the Company’s results, including management’s ability to achieve the performance goals the Compensation Committee had established before the impact of the of the pandemic was known. The Compensation Committee had regular dialogue with the Company’s management team regarding their efforts and challenges in addressing the pandemic, including possibly lowering performance targets that could be impacted. After considerable deliberation, the Compensation Committee determined to maintain the performance metrics established at the beginning of the year and exercise its discretion at the end of the performance period, particularly given the difficulty of forecasting in the then-currently existing environment. Accordingly, at a meeting of the Compensation Committee in early November, the Compensation Committee approved an upward adjustment of $70 million to Progressive Leasing’s 2020 revenue, which resulted in a performance share award of 104.2% of target versus 78.8% of target on an unadjusted basis. The Compensation Committee believed the unprecedented circumstances of the
COVID-19
pandemic warranted this adjustment (and the corresponding equity awards to Progressive Leasing’s management team) because many of Progressive’s POS partners were required to close their locations and/or showrooms for a portion of the first and second quarters of 2020, as many parts of the United States, especially those in densely populated metropolitan areas, were placed under extended stay-at-home
orders during that period of time, and other Progressive POS partners who were not required to close their store locations and/or showrooms voluntarily did so in order to protect the health and safety of their employees and customers, all of which unfavorably impacted Progressive’s revenues due to no fault of the Progressive management team. Specifically, during March through May 2020, the percentage of locations of Progressive Leasing’s POS partners that temporarily closed ranged from a peak of approximately 50% in April to a low of approximately 35% in May. In addition, the Committee took into consideration the fact that, even after many of the POS partners’ store and/or showroom locations reopened, the volume of customer traffic and related transactions at those locations remained depressed for a considerable portion of 2020, as many customers chose to avoid physical store locations due to fears associated with the pandemic. Furthermore, not only did Progressive Leasing otherwise meet its other financial performance objective for the year
(e.g., Pre-Tax
Income of $321 million) notwithstanding such extraordinarily challenging conditions, its management team took decisive actions to respond to the pandemic, which not only protected employees and customers, but enhanced the resilience of the business as well. These actions included transitioning nearly the entire workforce to remote, work-from-home environments; allowing customers to defer making payments; working with customers in other ways to help them mitigate the economic challenges they faced from the pandemic; and working closely with POS partners to continue to provide best-in-class
service as many of them were forced to close their locations and/or showrooms and transition to curb-side and
e-commerce
only service models and, as they reopened their showrooms, working with them under significantly modified operations and processes. The Compensation Committee also believed its use of discretion in this instance would have a positive impact on maintaining and improving management and employee engagement and retention during 2021, which the Compensation Committee believed was critically important as the Company transitioned to operating independently after the
Spin-Off.
In short, the Committee believes the Company’s management teams performed remarkably well during 2020 and the Committee is especially proud of management’s strong execution of the
Spin-Off
and their extraordinary efforts to safeguard employees and customers and advance the Company’s long-term trajectory during the pandemic. In light of these factors, the Committee believes it was appropriate to exercise our discretion in determining 2020 executive compensation.
Executive Compensation Policies
Stock Ownership Guidelines
. The Compensation Committee has adopted stock ownership guidelines to further align the interests of senior executives with our shareholders. The table below summarizes the guidelines in place immediately prior to the Spin-Off that applied to our NEOs. As of November 30, 2020, all of our executive officers satisfied these guidelines.

Feature	Provision
Required levels
5x base salary: Chief Executive Officer

3x base salary:

•  President, Progressive Leasing;

•  Chief Executive Officer, Progressive Leasing;

•  Chief Innovation Officer, Progressive Leasing

2x base salary: Chief Executive Officer, Aaron’s Business

Shares counted toward guidelines
Stock owned outright
Shares held in retirement accounts
Unvested time-based restricted stock units and restricted stock awards
Earned but unvested performance shares
“In the money” value of vested but unexercised stock options

The table below summarizes the guidelines in place immediately after the
Spin-Off
that applied to NEOs.

Feature	Provision
Required levels	5x base salary: Chief Executive Officer 3x base salary: • President • Chief Innovation Officer • Chief Financial Officer 2x base salary • General Counsel

Shares counted toward guidelines
Stock owned outright
Shares held in retirement accounts
Unvested time-based restricted stock units and restricted stock awards
Earned but unvested performance shares
“In the money” value of vested but unexercised stock options

Clawback Policy
.
The Compensation Committee has adopted a policy that provides that annual incentive and equity awards to our executive officers may be recouped if we restate our consolidated financial statements. Under this policy, covered employees including our NEOs may be required to repay to the Company the difference between the amount of incentives and awards received and the amount that would have been payable under the restated financial statements.
Securities Trading Policy
.
As part of our Insider Trading Policy, all of our officers and directors are prohibited from trading any interest or position relating to the future price of our securities. These prohibited transactions include trading in puts, calls, short sales, or hedging transactions, but do not generally prohibit other purchases and sales of our common stock made in compliance with the limitations contained in our Insider Trading Policy. Pledging of Company securities is prohibited under our Insider Trading Policy.
Tally Sheets
.
The Compensation Committee reviews tally sheets for select executives. These tally sheets provide a comprehensive view of target, actual, and contingent executive compensation payouts under a variety of termination and performance scenarios. The tally sheets allow the Compensation Committee to understand the cumulative effect of prior pay decisions and stock performance, as well as the retentive ability of existing LTIs, severance, and change-in-control
arrangements. The tally sheets are intended to facilitate the Compensation Committee’s understanding of the nature and amounts of total compensation under our executive compensation program and to assist the Compensation Committee in its overall evaluation of our program.
Executive Benefits and Perquisites
Our executive compensation program also provides certain benefits and perquisites to our NEOs. The value of these benefits and perquisites represents a small portion of an NEO’s overall total compensation opportunity and does not materially influence the Compensation Committee’s decisions with respect to the salary and incentive elements of the compensation of our NEOs. The Compensation Committee periodically reviews the perquisites and other personal benefits that we provide to senior management to ensure they remain in the best interests of the Company and its shareholders.
Healthcare Benefits
. Our NEOs receive a full range of standard benefits, including the medical, dental, vision, life and voluntary disability coverage available to our employees generally.
Retirement Plans
. Our NEOs participate on the same basis as other employees in our 401(k) Retirement Savings Plan, which we refer to as our 401(k) Plan, for all full-time employees. Employees with at least one year of service who meet certain eligibility requirements are eligible for a Company match.
Our 401(k) Plan uses a safe harbor formula that allows employees to contribute up to 75% of their annual compensation with 100% matching by the Company on the first 3% of compensation and an additional 50% match on the next 2% of compensation. All matching by the Company is immediately vested under the new plan formula and any prior contributions will continue to vest under the preceding vesting schedule.
Under the Company’s Nonqualified Deferred Compensation Plan, which we refer to as the Deferred Compensation Plan, a select group of management or highly compensated employees are eligible to elect to defer up to 75% of their base salary and up to 75% of their annual bonus on a pre-tax
basis. Should they so elect, the Company will make discretionary matching contributions under the same formula that applies for our 401(k) Plan, with the benefit not exceeding the 401(k) Plan statutory limit.

Perquisites.
Prior to the
Spin-Off,
our NEOs could use the Company’s aircraft from time to time for non-business
use. Incremental operating costs associated with such personal use was paid by the Company. The amount of income attributed to each NEO for income tax purposes from personal aircraft use was determined by the Standard Industry Fare Level method, and the executives are responsible for paying the tax on this income. The aggregate incremental cost to the Company of such use by each NEO, if any, is included under the “All Other Compensation” column of
“Executive Compensation
–
Summary Compensation Table.”
After the
Spin-Off,
the Company no longer owns any aircraft and, therefore, this perquisite was discontinued. In order to ease the burden on Mr. Michaels and his family moving to the Company’s Salt Lake City, Utah headquarters from the Company’s prior headquarters in Atlanta, Georgia, the Compensation Committee approved up to $250,000 in relocation assistance for Mr. Michaels. In addition, the Compensation Committee agreed to reimburse Mr. Michaels for commuting expenses for himself and his family prior to their permanent relocation to the Salt Lake City area. Mr. Michaels will be provided tax relief to the extent these arrangements result in imputed income. The Compensation Committee believes the benefits of these arrangements with Mr. Michaels outweigh the relatively minor cost associated with them.
Severance Arrangements.
It has been our practice to utilize an executive severance plan and other severance and change-in-control
arrangements for select executives to provide these senior leaders certain benefits in the event their employment is terminated by us without cause or after a change in control of the Company. We believe these arrangements assist us in hiring executives and in retaining key leaders who are critical to the ongoing stability of our business. We further believe they foster objectivity should they be asked to evaluate proposals that may result in the loss of their employment. During 2020, our NEOs following the
Spin-Off
were subject to executive severance plan and other severance and change-in-control
arrangements for select executives to provide these senior leaders certain benefits in the event their employment is terminated by us without cause or after a change in control of the Company. With the
Spin-Off
now completed and in connection with their new roles, we expect to enter into updated severance and change-in-control
arrangements with our executives that will be reflective of current market practices. See
“
Potential Payments Upon Termination or
Change-in-Control.
”
Policy on Compensation Tax Deductibility
When setting executive compensation, we consider many factors, such as attracting and retaining executives and providing appropriate performance incentives. We also consider the after-tax
cost to the Company in establishing our executive compensation programs, both individually and in the aggregate, but tax deductibility is not our sole consideration. Section 162(m) of the Internal Revenue Code generally disallows a federal income tax deduction to public companies for annual compensation over $1 million (per individual) paid to their chief executive officer, chief financial officer and the next three most highly compensated executive officers (as well as certain other officers who were covered in years after 2016). The Tax Act of 2017 eliminated most of the exceptions from the $1 million deduction limit, except certain arrangements that were in place as of November 2, 2017. As a result, most of the compensation payable to any of our NEOs in excess of $1 million annually will not be fully deductible. Furthermore, the Compensation Committee expects in the future to authorize compensation in excess of $1 million to our NEOs that will not be fully deductible when it believes doing so is in the best interests of the Company and its shareholders.

COMPENSATION COMMITTEE REPORT
The Compensation Committee operates pursuant to a written charter adopted by the Board of Directors and available through the Company’s website,
http://investor.progleasing.com.
The Compensation Committee is composed of four independent members of the board as defined under the listing standards of the New York Stock Exchange and under the Compensation Committee’s charter. The Compensation Committee is responsible for assisting the Board of Directors in fulfilling its oversight responsibilities with respect to executive and director compensation.
In keeping with its responsibilities, the Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis contained in the Company’s Form
10-K/A,
dated April 29, 2021 to the Company’s Annual Report on Form
10-K
for the year ended December 31, 2020. Based on such review and discussion, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Proxy Statement related to the Company’s 2021 Annual Meeting of Shareholders and in the Annual Report on Form
10-K
for the year ended December 31, 2020.
This report is respectfully submitted by the Compensation Committee of the Board of Directors.

Douglas C. Curling (Chair)
Kathy T. Betty
Cynthia N. Day
Ray M. Robinson
This report shall not be deemed to be incorporated by reference into any future filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that we specifically incorporate it by reference into such filing.

EXECUTIVE COMPENSATION
Summary Compensation Table
This Summary Compensation Table sets forth select compensation information for our NEOs for the years in which each executive served in that capacity. For further information regarding how our NEOs were determined and the Compensation Committee’s objectives and decisions with respect to our compensation programs, please refer to the CD&A above.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards (1) ($)	Option Awards (2) ($)	Non-Equity Incentive Plan Compensation (3) ($)	All Other Compensation (4) ($)		Total ($)
Steven A. Michaels (5)	2020	647,404	—	1,453,939	304,526	1,208,400	111,724	(6),(7),(8)	3,725,993
Chief Executive Officer	2019	625,000	—	1,056,510	354,971	604,900	26,031		2,667,412
	2018	613,462	—	1,054,843	391,006	635,700	34,784		2,729,795
Blake Wakefield (9) President	2020	501,039	—	2,727,426	401,436	1,431,000	23,642	(6),(7)	5,084,543
Curtis L. Doman (10)	2020	485,649	—	989,725	314,665	928,900	12,210	(6)	2,731,149
Chief Innovation Officer	2019	475,000	—	1,071,139	359,672	463,300	12,010		2,381,121
	2018	463,462	—	1,070,439	395,968	486,200	11,810		2,427,879
Brian Garner (11)	2020	323,827	—	243,603	79,834	283,500	5,900	(12)	936,664
Chief Financial Officer
Marvin A. Fentress (13)	2020	400,196	—	618,910	201,852	540,000	13,722	(6)	1,774,680
General Counsel, Corporate Secretary
John W. Robinson III (14)	2020	701,538	—	3,930,067	1,038,141	1,825,000	9,683		7,504,429
Former Chief Executive Officer	2019	800,000	—	3,900,960	1,311,159	967,900	1,171		6,981,190
	2018	784,615	—	3,900,368	1,444,438	1,016,300	6,317		7,152,038
Douglas A. Lindsay (14)	2020	560,577	—	1,502,064	294,749	1,083,317	25,199	(6),(7)	3,465,906
Former Chief Executive Officer, Aaron’s Business	2019 2018	600,000 584,615	— —	1,014,250 1,015,145	340,866 375,127	542,800 610,100	12,010 25,418		2,509,926 2,610,405
C. Kelly Wall (14), (15), (16)	2020	354,923	229,167	307,005	48,535	350,442	22,800	(6),(7)	1,312,872
Former Interim Chief Financial Officer
Ryan K. Woodley (17)	2020	410,066	—	1,507,649	479,420	626,600	11,894	(6)	3,035,629
Former Chief Executive Officer, Progressive Leasing	2019 2018	600,000 574,616	— —	1,802,569 1,802,024	605,331 666,893	585,300 602,900	11,740 11,540		3,604,940 3,657,973

(1)
Represents the aggregate grant date fair value of awards of time-based restricted shares and performance shares recognized by the Company as required by Financial Accounting Standards Board Codification Topic 718. See Note 12 to the Company’s consolidated financial statements in the Company’s Annual Report on Form
10-K
for the year ended December 31, 2020, for a discussion of the assumptions used in calculating these amounts. For the time-based restricted shares, the fair value is calculated using the closing stock price on the date of grant. For performance shares, the fair value is also the closing stock price on the date of grant, multiplied by the number of shares that were earned on the performance condition achieved in 2020. We caution that the amounts reported above for equity-related awards and, therefore, total compensation, may not represent the amounts that each executive actually realizes from the awards. Whether, and to what extent, an executive realizes value will depend on a number of factors, including stock price and, with respect to the Company’s Long-Term Incentive Award Program, continued employment.

(2)
Represents the grant date fair value of awards of stock options recognized by the Company as required by the Financial Accounting Standards Board Codification Topic 718. The Company determines the fair value of stock options on the grant date using a Black-Scholes-Merton option pricing model that incorporates expected volatility, expected option life, risk-free interest rates, and expected dividend yields. See Note 12 to the Company’s consolidated financial statements in the Company’s Annual Report on Form
10-K
for the year ended December 31, 2020, for a discussion of the assumptions used in calculating these amounts. We caution that the amounts reported above for equity-related awards and, therefore, total compensation, may not represent the amounts that each executive actually realizes from the awards. Whether, and to what extent, an executive realizes value will depend on a number of factors, including stock price and, with respect to Company’s Long-Term Incentive Award Program, continued employment.

(3)	Reflects the value of the cash bonus earned under the Company’s Annual Cash Incentive Award Program.
(4)
We provide a limited number of perquisites to our NEOs and value those perquisites based on their aggregate incremental cost to the Company. Prior to the
Spin-Off,
our NEOs could use the Company’s aircraft from time to time for non-business
use. We calculated the incremental cost of Company aircraft use based on the average variable operating costs to the Company. Variable operating costs include fuel costs, maintenance fees, positioning costs, catering costs, landing/ramp fees, and the amount, if any, of disallowed tax deductions associated with the personal use of Company aircraft. The total annual variable operating costs are divided by the annual number of flight hours flown by the aircraft to derive an average variable cost per flight hour. This average variable cost per flight hour is then multiplied by the flight hours flown for personal use to derive the incremental cost to the Company. This method excludes fixed costs that do not change based on usage, such as pilots’ and other employees’ salaries and benefits and hangar expenses. Aggregate incremental cost, if any, of travel by the executive’s family or other guests when accompanying the executive is also included. After the
Spin-Off,
the Company no longer owned any aircraft and, therefore, this perquisite was discontinued.

(5)
Mr. Michaels was appointed the Company’s Chief Executive Officer effective as of December 1, 2020 in connection with the
Spin-Off.
Prior to that, Mr. Michaels served as Chief Executive Officer of the Company’s Progressive Leasing operating segment since July 31, 2020. Prior to that, Mr. Michaels had served as the Company’s Chief Financial Officer and President of Strategic Operations.

(6)
Includes matching contributions in the amount of $11,400 made by the Company to Messrs. Michaels’, Wakefield’s, Doman’s, Fentress’, Lindsay’s, Wall’s and Woodley’s account, as applicable, in connection with the Company’s 401(k) Plan.

(7)
Includes matching contributions in the amount of $11,400 made by the Company to Messrs. Michaels’, Wakefield’s, Lindsay’s and Wall’s account, as applicable, in connection with the Company’s Nonqualified Deferred Compensation Plan. These amounts are also included in the Nonqualified Deferred Compensation section below.

(8)	Includes $85,293 of commuting and relocation expenses reimbursed by the Company.
(9)
Mr. Wakefield was appointed the Company’s President effective as of December 1, 2020 in connection with the
Spin-Off.
Mr. Wakefield was not an NEO for the fiscal years ended December 31, 2018 or December 31, 2019. Mr. Wakefield resigned as the Company’s President effective as of April 1, 2021.

(10)
Mr. Doman was appointed the Company’s Chief Innovation Officer effective as of December 1, 2020 in connection with the
Spin-Off.
Prior to that, Mr. Doman served as Chief Innovation Officer of the Company’s Progressive Leasing operating segment.

(11)
Mr. Garner was appointed the Company’s Chief Financial Officer effective as of December 1, 2020 in connection with the
Spin-Off.
Mr. Garner was not an NEO for the fiscal years ended December 31, 2018 or December 31, 2019.

(12)	Includes matching contributions in the amount of $5,359 made by the Company to Mr. Garner’s account in the Company’s 401(k) plan.
(13)
Mr. Fentress was appointed the Company’s General Counsel and Corporate Secretary effective as of December 1, 2020 in connection with the
Spin-Off.
Mr. Fentress was not an NEO for the fiscal years ended December 31, 2018 or December 31, 2019.

(14)
Messrs. Robinson, Lindsay and Wall resigned from the Company effective as of November 30, 2020 in connection with the
Spin-Off.
Salary and
non-equity
incentive plan compensation amounts in the tables above reflect the cash amounts paid to these NEOs during 2020, prorated for the service with the Company prior to the
Spin-Off
(January 1, 2020 through November 30, 2020).

(15)	Mr. Wall was appointed the Company’s Interim Chief Financial Officer effective as of July 31, 2020. Mr. Wall was not an NEO for the fiscal years ended December 31, 2018 or December 31, 2019.
(16)
Reflects a $250,000 cash bonus paid to Mr. Wall during 2020 in connection with the Company’s
Spin-Off
Bonus and Retention Program, prorated for the service with the Company prior to the
Spin-Off
(January 1, 2020 through November 30, 2020).

(17)	Mr. Woodley resigned as Chief Executive Officer of the Company’s Progressive Leasing operating segment effective as of July 31, 2020.

Grants of Plan-Based Awards in Fiscal Year 2020
As described in the CD&A above, our Compensation Committee granted cash incentive awards, performance share awards, stock options, and restricted stock awards to our NEOs during 2020. Set forth below is information regarding awards granted in 2020. See
“Outstanding Equity Awards at 2020 Fiscal Year End”
for a description of the conversion of awards that were granted prior to the
Spin-Off
and the number of awards outstanding on December 31, 2020.

Name	Grant Date	Potential Payouts Under Non- Equity Incentive Plan Awards (1)			Estimated Future Payouts Under Equity Incentive Plan Awards (2)			All Other Stock Awards: Number of Shares of Stock or Units (3)	All Other Option Awards: Number of Securities Underlying Options (4)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards (5) ($)
		Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Steven A. Michaels		167,000	666,000	1,232,000
	3/6/2020				4,470	17,880	35,760				621,688
	3/6/2020							8,940			310,844
	3/6/2020								25,230	34.77	304,526
	7/31/2020							5,751			300,087
Blake Wakefield		199,000	795,000	1,471,000
	2/25/2020				4,658	18,630	37,260				795,501
	2/25/2020							9,330			398,391
	2/25/2020								26,550	42.70	401,436
	7/31/2020							28,749			1,500,123
Curtis L. Doman		129,000	516,000	955,000
	3/6/2020				4,613	18,450	36,900				641,507
	3/6/2020							9,240			321,275
	3/6/2020								26,070	34.77	314,665
Brian Garner		39,000	158,000	291,000
	2/25/2020				923	3,690	7,380				157,563
	2/25/2020							1,860			79,422
	2/25/2020								5,280	42.70	79,834
Marvin A. Fentress		75,000	300,000	555,000
	2/25/2020				2,348	9,390	18,780				400,953
	2/25/2020							4,710			201,117
	2/25/2020								13,350	42.70	201,852
John W. Robinson III		250,000	1,000,000	1,850,000
	3/6/2020				15,225	60,900	121,800				2,117,493
	3/6/2020							30,450			1,058,747
	3/6/2020								86,010	34.77	1,038,141
Douglas A. Lindsay		160,000	640,000	1,185,000
	3/6/2020				4,320	17,280	34,560				600,826
	3/6/2020							8,640			300,413
	3/6/2020								24,420	34.77	294,749
C. Kelly Wall		52,000	207,000	382,000
	2/25/2020				563	2,250	4,500				96,075
	2/25/2020							1,140			48,678
	2/25/2020								3,210	42.70	48,535
	7/31/2020							2,454			128,050
Ryan K. Woodley		87,000	348,000	644,000
	3/6/2020				7,028	28,110	56,220				977,385
	3/6/2020							14,070			489,214
	3/6/2020								39,720	34.77	479,420

(1)
Represents the amounts that could be earned under the Company’s Annual Cash Incentive Award Program based on performance against pre-determined
goals for Adjusted EBITDA and Strategic Initiatives. The performance goals for Messrs. Michaels and Robinson were measured on a Company-wide basis. The performance goals for Messrs. Wakefield, Doman, Garner, Fentress and Woodley were measured on a Progressive Leasing and Vive operating segments basis. The performance goals for Mr. Lindsay were measured on an Aaron’s Business operating segment basis. The performance goals for Mr. Wall were measured in accordance with the time spent in positions held by Mr. Wall during the year at the Company-wide level and Aaron’s Business operating segment level, as applicable. The amounts actually earned are included in the non-equity
incentive plan compensation column of the Summary Compensation Table.

(2)
Represents performance shares granted under the Company’s Long-Term Incentive Award Program. Performance metrics for Messrs. Michaels, Robinson, and Wall were consolidated Company Adjusted Revenue, Adjusted EBITDA and Return on Capital. Performance metrics for Messrs. Wakefield, Doman, Garner, Fentress and Woodley were Adjusted EBITDA and Adjusted
Pre-Tax
Income for the Company’s Progressive Leasing and Vive operating segments. Performance metrics for Mr. Lindsay were Adjusted EBITDA and Adjusted
Pre-Tax
Income for the Aaron’s Business operating segment. The threshold number of shares represents 25% of target, and the maximum number of shares represents 200% of target. Any awards earned vest in three approximately equal increments over a three-year period on March 7, 2021, 2022 and 2023. Based on the Company’s performance for the year, performance shares were earned at 135.6% of target for Mr. Michaels, 104.2% of target for Mr. Wakefield, 104.2% of target for Mr. Doman, 104.2% of target for Mr. Garner, 104.2% of target for Mr. Fentress, 135.6% of target for Mr. Robinson, 200% of target for Mr. Lindsay, 135.6% of target for Mr. Wall and 104.2% of target for Mr. Woodley.

(3)
Includes time-based restricted stock granted to each of our NEOs under the Company’s Long-Term Incentive Award Program, that are expected to vest in three approximately equal increments over a three-year period on each of March 7, 2021, 2022 and 2023.

(4)
Includes stock options granted under the Company’s Long-Term Incentive Award Program that are expected to vest in three approximately equal increments over a three-year period on each of March 7, 2021, 2022 and 2023.

(5)
Represents the aggregate grant date fair value of awards recognized by the Company as required by Financial Accounting Standards Board Codification Topic 718. See Note 12 to the Company’s consolidated financial statements in the Company’s Annual Report on Form
10-K
for the year ended December 31, 2020 for a discussion of the assumptions used in calculating these amounts.

2015 Equity and Incentive Plan, as Amended and Restated
General.
 The purpose of the Company’s 2015 Equity and Incentive Plan, as amended and restated (the “Equity Plan”) is to promote the long-term growth and profitability of the Company and our subsidiaries by providing employees, directors, consultants, advisors and other persons who work for us and our subsidiaries with incentives to maximize shareholder value and otherwise contribute to our continued success. In addition, we believe the Equity Plan is a critical component to help us attract, retain and reward the best talent and align their interests with our shareholders.
Administration of the Equity Plan.
 Our Board of Directors may appoint the Compensation Committee or such other committee consisting of two or more members (in each case, the “Committee”) to administer the Equity Plan, and our Board of Directors has currently designated the Compensation Committee to serve this function. The Committee has the right to select the persons who receive awards under the Equity Plan, to set the terms and conditions of such awards (including the term, exercise price, vesting conditions, and the consequences of termination of employment), and to interpret and administer the Equity Plan. Subject to the express provisions of the Equity Plan, the Committee is authorized and empowered to do all things that the Committee in its discretion determines to be necessary or appropriate in connection with the administration and operation of the Equity Plan.
Types of Awards.
 The Equity Plan provides for the grant of
non-qualified
stock options (“NQSOs”), incentive stock options (“ISOs”), stock appreciation rights (“SARs”), restricted stock, restricted stock units, performance shares, performance units, annual incentive awards and other stock-based awards to eligible participants. ISOs may only be granted to employees of the Company or its subsidiaries.
Shares Available for Issuance.
 The aggregate number of shares that will be available for issuance pursuant to awards granted under the Equity Plan is 8,566,816 shares (the “Share Pool”), subject to adjustment as described in the Equity Plan, of which 3,126,340 shares remain available for issuance as of April 15, 2021. The shares issued by the Company under the Equity Plan will be authorized but unissued shares or shares currently held (or subsequently acquired) as treasury shares, including shares purchased on the open market or in private transactions.
If shares awarded under the Equity Plan are not issued, or are reacquired by the Company, as a result of a forfeiture of restricted stock or a restricted stock unit, or the termination, expiration or cancellation of an NQSO, ISO, SAR, performance share or performance unit, or the settlement of an award in cash in lieu of shares, that number of shares will be added back to the Share Pool. If the exercise price of an option, or the purchase price and/or tax withholding obligation under any award is satisfied by the Company retaining shares or by the participant tendering shares (either by actual delivery or attestation), the number of shares so retained or tendered shall be deemed delivered for purposes of determining the Share Pool and shall not be available for further awards under the Equity Plan. To the extent a SAR is settled in shares of common stock, the gross number of shares subject to such SAR shall be deemed delivered for purposes of determining the Share Pool and shall not be available for further awards under the Equity Plan. Shares reacquired by the Company on the open market or otherwise using cash proceeds from the exercise of options shall not be added back to the Share Pool.
Amendment and Termination.
 Our Board of Directors or the Committee may amend or terminate the Equity Plan in whole or in part at any time, but the amendment or termination cannot adversely affect any rights or obligations with respect to an award previously granted without the affected participant’s written consent. The Company must obtain the approval of the shareholders before amending the Equity Plan to the extent required by Section 422 of the Internal Revenue Code or the rules of the NYSE or other applicable law.
The Committee may amend an outstanding award agreement in a manner not inconsistent with the terms of the Equity Plan, but the amendment will not be effective without the participant’s written consent if the amendment is materially adverse to the participant. The Committee cannot amend outstanding awards, without shareholder approval, to reduce the exercise price of outstanding awards, or cancel outstanding options or SARs in exchange for cash, another award or stock option or SAR with an option exercise price or SAR price that is less than the option exercise price or SAR price of the original stock option or SAR.

Employee Stock Purchase Plan, as amended and restated
General.
 The purpose of the Company’s Employee Stock Purchase Plan, as amended and restated (the “ESPP”) is to encourage ownership of our common stock by eligible employees of the Company and certain of our subsidiaries which have been designated as eligible to participate in the ESPP. Specifically, the ESPP provides eligible employees of the Company and certain of our subsidiaries an opportunity to use payroll deductions to purchase shares of our common stock on periodic purchase dates at a discount. The Compensation Committee believes that the ESPP is a valued benefit for our eligible employee base. We believe that allowing employees to purchase shares of our common stock through the ESPP motivates high levels of performance and provides an effective means of encouraging employee commitment to our success and recruiting new employees. We expect that employee participation in the ownership of the business through the ESPP will be to the mutual benefit of both our employees and us. Our Board of Directors or the Compensation Committee may amend, suspend or terminate the ESPP at any time. However, no amendment may increase the number of shares of common stock available under the ESPP, change the employees eligible to participate, or cause the ESPP to cease to be an “employee stock purchase plan” within the meaning of Section 423 of the Code, without obtaining shareholder approval within 12 months before or after such amendment.
In connection with the consummation of the
Spin-Off,
our Board of Directors amended and restated the ESPP to effectuate the Company’s assumption of the plan and provide, among other things, that references to Aaron’s common stock be changed to refer to PROG Holdings, Inc.’s common stock and references to “Aaron’s” be changed to “PROG Holdings, Inc.”, the name of our Company as of the
Spin-Off.
Further, our Compensation Committee has approved an amendment to the ESPP to expand eligibility under the ESPP to include, employees of the Company and various subsidiaries who are subject to the disclosure requirements of Section 16(a) of the Exchange Act, which will be subject to approval by our shareholders at the 2021 Annual Meeting.
Administration.
 The ESPP is administered by the Compensation Committee, although the Compensation Committee may, where permitted by the terms of the ESPP and applicable law, delegate administrative tasks under the ESPP to the services of an agent and/or Company employees to assist with the administration of the ESPP. Subject to the provisions of the ESPP and applicable law, the Compensation Committee or its delegate will have full and exclusive authority to interpret the terms of the ESPP and determine eligibility to participate in the ESPP. In all cases, the ESPP is required to be administered in such a manner so as to comply with applicable requirements of Section 423 of the Internal Revenue Code. All determinations of the Compensation Committee are final and binding on all persons having an interest in the ESPP.
Offering Period, Purchase of Shares.
 Under the ESPP, participants have the ability to purchase shares of our common stock at a discount during a series of successive offering periods, which will commence and end on such dates as determined by the Compensation Committee or its delegate. Unless otherwise determined by the Compensation Committee or its delegate, each offering period will be six months in length. However, in no event may an offering period be longer than 27 months in length.
Shares Available for Issuance.
 The maximum number of shares of our common stock authorized for sale under the ESPP is 200,000. The shares made available for sale under the ESPP may be authorized but unissued shares, treasury shares, reacquired shares reserved for issuance under the ESPP, or shares acquired on the open market. As of December 31, 2020, the aggregate number of shares of common stock that may be issued under the ESPP was 75,314.

Outstanding Equity Awards at 2020 Fiscal
Year-End
The following table provides additional information on equity awards held by our NEOs, including both unexercised and unvested awards, as of December 31, 2020, after giving effect to the adjustments made in connection with the
Spin-Off
as discussed in the CD&A above. See
“Compensation Discussion and Analysis – Treatment of Outstanding Long-Term Incentive Awards at the
Spin-Off.”

	Option Awards						Stock Awards
Name of Executive	Number of Securities Underlying Unexercised Options Exercisable (#)		Number of Securities Underlying Unexercised Options Unexercisable (#)		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($) (1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (1)
Steven A. Michaels	5,134		—		27.46	2/18/2024
	8,237		—		26.98	4/15/2024
	27,324		—		25.87	3/10/2025
	41,796		—		20.88	2/26/2026
	33,762		—		25.07	2/24/2027
	17,088	(2)	8,544	(2)	43.59	3/2/2028
	6,548	(3)	13,096	(3)	49.97	2/21/2029
			27,356	(4)	32.07	3/6/2030
							2,689	(5)	144,856	5,324		286,804
							4,705	(6)	253,458	8,366		450,676
							9,693	(7)	522,162	26,289	(8)	1,416,188
							6,235	(7)	335,879
Blake Wakefield	—		8,012	(9)	43.59	3/2/2028
	6,148	(3)	12,295	(3)	49.97	2/21/2029
			28,788	(4)	39.39	2/25/2030
							2,526	(5)	136,076	5,047		271,882
							4,423	(6)	238,267	7,758		417,923
							10,116	(7)	544,949	21,048	(8)	1,133,856
							31,172	(10)	1,679,236
Curtis L. Doman	17,306	(2)	8,652	(2)	43.59	3/2/2028
	6,636	(3)	13,271	(3)	49.97	2/21/2029
			28,267	(4)	32.07	3/6/2030
							2,732	(5)	147,173	5,449		293,538
							4,770	(6)	256,960	8,368		450,784
							10,018	(7)	539,670	20,845	(8)	1,122,920
Brian Garner	1,767		—		25.07	2/24/2027
	1,518	(11)	1,518	(11)	43.59	3/2/2028
	1,399	(3)	2,797	(3)	49.97	2/21/2029
			5,725	(4)	39.39	2/25/2030
							487	(5)	26,235	964		51,931
							1,019	(6)	54,894	1,772		95,458
							2,016	(7)	108,602	4,169	(8)	224,584
Marvin A. Fentress	13,879		—		29.70	2/6/2025
	24,717		—		20.88	2/26/2026
	19,972		—		25.07	2/24/2027
	8,501	(2)	4,250	(2)	43.59	3/2/2028
	3,264	(3)	6,527	(3)	49.97	2/21/2029
			14,475	(4)	39.39	2/25/2030
							1,344	(5)	72,401	2,675		144,102
							2,342	(6)	126,164	4,117		221,783
							5,107	(7)	275,114	10,609	(8)	571,507
John W. Robinson III	—		—		—	—	—	—	—	—		—
Douglas A. Lindsay	—		—		—	—
							2,390	(5)	128,749	4,818		259,546
							4,160	(6)	224,099	6,498		350,047
C. Kelly Wall	—		—		—	—
							320	(5)	17,238	634		34,154
							560	(6)	30,167	998		53,762
Ryan K. Woodley	29,146	(2)	14,572	(2)	43.59	10/1/2021
	11,166	(12)	11,166	(12)	49.97	10/1/2021
			14,356	(13)	32.07	10/1/2021
							4,597	(5)	247,640	9,175		494,257
							4,011	(5)	216,073	7,043		379,406
							5,085	(5)	273,929	6,175	(14)	332,656

(1)	Reflects award value based on a share price of $53.87, the closing price of our common stock on December 31, 2020.
(2)	These options vest in three equal increments on each of March 7, 2019, 2020 and 2021.
(3)	These options vest in three equal increments on each of March 7, 2020, 2021 and 2022.
(4)	These options vest in three equal increments on each of March 7, 2021, 2022 and 2023.
(5)	These restricted shares vested on March 7, 2021.
(6)	One-half of these restricted shares vested on March 7, 2021 and the remaining one-half are scheduled to vest on March 7, 2022.
(7)	These restricted shares vest in three equal increments on each of March 7, 2021, 2022 and 2023.
(8)
Amounts shown reflect performance shares that at grant date were subject to meeting specific performance goals and service periods, which, based on the Company’s performance, are reflected at the achieved award level. Performance shares earned vest in three equal increments on each of March 7, 2021, 2022 and 2023.

(9)	These options vested on March 7, 2021.

(10)	These restricted shares vest in three equal increments on each of July 31, 2021, 2022 and 2023.
(11)	These options vest in two equal increments on each of March 7, 2020 and 2021.
(12)	These options vest in two equal increments on each of March 7, 2020 and 2021.
(13)	These options vested on March 7, 2021.
(14)
Amounts shown reflect performance shares that at grant date were subject to meeting specific performance goals and service periods, which, based on the Company’s performance, are reflected at the achieved award level. These performance shares vested on March 7, 2021.

Options Exercised and Stock Vested in Fiscal Year 2020
The following tables provide additional information for our NEOs regarding (i) stock option exercises during 2020, including the number of shares acquired upon exercise and the value realized and (ii) the number of shares acquired upon the vesting of stock awards, each before payment of any applicable withholding tax and broker commissions.

Prior to the Spin-Off (through 11/30/2020)
	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise (1) ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting (2) ($)
Steven A. Michaels	—	—	26,275	853,925
Blake Wakefield	35,300	857,305	27,493	886,842
Curtis L. Doman	105,990	3,427,528	29,487	951,566
Brian Garner	—	—	4,913	160,213
Marvin Fentress	—	—	15,302	492,077
John W. Robinson III (3)	490,349	12,986,370	110,307	3,553,615
Douglas A. Lindsay	—	—	18,593	618,379
C. Kelly Wall	—	—	3,851	124,072
Ryan K. Woodley	152,910	4,464,250	45,929	1,490,087

Following the Spin-Off
	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise (1) ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting (2) ($)
Steven A. Michaels	—	—	—	—
Blake Wakefield	—	—	—	—
Curtis L. Doman	—	—	—	—
Brian Garner	—	—	—	—
Marvin Fentress	—	—	—	—
John W. Robinson III (3)	—	—	71,839	3,982,036
Douglas A. Lindsay	—	—	—	—
C. Kelly Wall	—	—	—	—
Ryan K. Woodley	—	—	—	—

(1)	Reflects the value of options exercised based on the difference between the closing price of the Company’s common stock on the day of exercise and the applicable exercise price.
(2)	Reflects the value of shares that vested based on the closing price of the Company’s common stock on the applicable vesting date.
(3)
As discussed in the CD&A above, in connection with the
Spin-Off,
the Company entered into a transition agreement with Mr. Robinson, pursuant to which Mr. Robinson retired as the Company’s President and Chief Executive Officer. In connection with his transition, Mr. Robinson agreed to serve as the
Non-Executive
Chairman of the Board of Directors of The Aaron’s Company. The transition agreement provided that all unvested stock options, restricted stock awards and performance shares granted by the Company to him would fully vest as promptly as practicable following the completion of the
Spin-Off.
These awards were converted at the time of the
Spin-Off
as discussed in the CD&A. See
“Treatment of Outstanding Long-Term Incentive Awards at the
Spin-Off”
and
“Compensation Arrangements with Certain Former Executive Officers.”
The awards and value shown in the table above represent the accelerated vesting of Mr. Robinson’s post-conversion awards.

Pension Benefits
We do not provide defined benefit pension plans for our named executive officers.

Nonqualified Deferred Compensation as of December 31, 2020
Effective July 1, 2009, the Company implemented the Deferred Compensation Plan, an unfunded, nonqualified deferred compensation plan open to a select group of management, highly compensated employees and non-employee
directors. On a
pre-tax
basis, eligible employees can defer receipt of up to 75% of their base salary and up to 75% of their incentive pay compensation, and eligible non-employee
directors can defer receipt of up to 100% of their cash director fees. In addition, the Company elected to make restoration matching contributions on behalf of eligible employees to compensate for certain limitations on the amount of matching contributions an employee can receive under the Company’s tax-qualified
401(k) plan.
Compensation deferred under the plan is recorded as a deferred compensation liability, which is recorded in accounts payable and accrued expenses in the consolidated balance sheets. The deferred compensation plan liability was $1.7 million and $1.5 million as of December 31, 2020 and 2019, respectively. Liabilities under the plan are recorded at amounts due to participants, based on the fair value of participants’ selected investments, which consist of equity and debt “mirror” funds. The obligations are unsecured general obligations of the Company and the participants have no right, interest or claim in the assets of the Company, except as unsecured general creditors. The Company has established a rabbi trust to fund obligations under the plan, primarily with Company-owned life insurance (“COLI”) policies in prior years. All of the previously existing COLI policies were transferred to The Aaron’s Company as part of the
Spin-Off
and the remaining assets in the rabbi trust include cash and money market funds. The value of the assets within the rabbi trust was $2.0 million and $1.5 million as of December 31, 2020 and 2019, respectively, and is included in prepaid expenses and other assets in the consolidated balance sheets. Gains and losses related to changes in the cash surrender value of the COLI policies were recorded within (loss) earnings from discontinued operations in the consolidated statements of earnings through the
Spin-Off,
as plan participants and the related assets and liabilities primarily were attributable to employees of The Aaron’s Company. Benefits paid to employees of the Company were not material during the years ended December 31, 2020, 2019 and 2018.
Effective January 1, 2018 the Company implemented a discretionary match within the nonqualified Deferred Compensation Plan. The match allows eligible employees to receive 100% matching by the Company on the first 3% of contributions and 50% on the next 2% of contributions for a total of a 4% match. The annual match is not to exceed $11,000, $11,200 and $11,400 for an individual employee for 2018, 2019 and 2020, respectively, and is subject to a three-year cliff vesting schedule. Deferred compensation expense related to the Company’s matching contributions was not significant during the years ended December 31, 2020, 2019 and 2018.
The following table provides information on accounts of and compensation deferred by our NEOs pursuant to the Deferred Compensation Plan.

Name of Executive	Named Executive Officer Contributions in 2020	Company Contributions in 2020 (2)	Aggregate Earnings (Loss) in Last Fiscal Year	Aggregate Withdrawals / Distributions	Aggregate Balance at December 31, 2020
Steven A. Michaels	$13,104	$11,400	$128,472	$—	$900,315
Blake Wakefield	25,052	11,400	12,239	—	84,648
Curtis L. Doman (1)	—	—	—	—	—
Brian Garner (1)	—	—	—	—	—
Marvin Fentress (1)	—	—	—	—	—
John W. Robinson III (1)	—	—	—	—	—
Douglas A. Lindsay	91,511	11,400	20,862	—	205,140
C. Kelly Wall	55,300	11,400	18,954	—	147,792
Ryan K. Woodley (1)	—	—	—	—	—

(1)	Messrs. Robinson, Woodley, Doman, Garner and Fentress did not participate in the Deferred Compensation Plan during 2020.
(2)
The Company’s discretionary match is calculated and allocated in the first quarter of 2021 based on contributions made in 2020. Also included in the Other Compensation column of the Summary Compensation Table.

Potential Payments Upon Termination or
Change-in-Control
Following the
Spin-Off,
we were not a party to any employment agreements with our NEOs. However, it has been our practice to utilize an executive severance plan and other severance and change-in-control
arrangements for select executives to provide these senior leaders certain benefits in the event their employment is terminated by us without cause or after a change in control of the Company. We believe these arrangements assist us in hiring executives and in retaining key leaders who are critical to the ongoing stability of our business. We further believe they foster objectivity should they be asked to evaluate proposals that may result in the loss of their employment. The
Spin-Off
did not constitute a
change-in-control
for purposes of our executive severance plan and other severance and change-in-control
arrangements, including our equity awards.
The discussion below is focused on the amount of compensation that would be payable to each of our NEOs who remained with the Company following the
Spin-Off
and assumes various hypothetical termination and
change-in-control
situations occurred on December 31, 2020. It does not include our former NEOs who departed the Company prior to December 31, 2020 in connection with the
Spin-Off
(e.g., Messrs. Robinson, Woodley, Lindsay and Wall). See
“Compensation Discussion and Analysis – Arrangements with Certain Former Executive Officers.”
Arrangements for Mr.
 Michaels.
In February 2019, we entered into a severance and
change-in-control
agreement with Mr. Michaels when he was serving in his former capacity as our Chief Financial Officer and President of Strategic Operations. With the
Spin-Off
now completed and in connection with his new role as our President and Chief Executive Officer, we expect to enter into a new severance and change-in-control
agreement with Mr. Michaels that will be reflective of his new position and current market practices. However, because SEC rules require us to disclose and assume various hypothetical termination and change-in-control
situations occurred on December 31, 2020, the following discussion describes Mr. Michaels’ severance and change-in-control
agreement that was effective as of such date and the table below reflects the amount of compensation that would have been payable to Mr. Michaels thereunder as of such date. As of December 31, 2020, Mr. Michaels’ severance and change-in-control
agreement had a term of three years and automatically renewed for one-year
periods thereafter unless either party gave notice not to extend the term. Under the agreement, if Mr. Michaels’ employment is terminated by the Company during the two-year
period following a
change-in-control
(as defined in the agreement) other than for cause (as defined in the agreement), disability or death, or if employment is terminated by Mr. Michaels for good reason (as defined in the agreement), Mr. Michaels will receive (i) severance payments in a lump sum amount equal to two times the sum of (x) his annual salary plus (y) his target bonus; (ii) a lump sum cash bonus payment based on the average annual bonus earned by him over the two years prior to the year in which the termination occurs, pro-rated
based on the number of days in the year in which termination occurs that lapse prior to termination; (iii) a lump sum cash payment equal to his accrued, unused vacation time; and (iv) a lump sum payment in an amount equal to 24 months’ worth of his monthly COBRA premiums for continued coverage under the Company’s group health insurance plan, in each case, payable on the 60 th
day following termination. In the event Mr. Michaels’ employment is terminated by the Company other than for cause, disability or death, or Mr. Michaels terminates his employment for good reason, in the absence of a change-in-control,
or more than two years following a change in control, Mr. Michaels is entitled to (i) continued salary for 24 months following termination plus bonus payments in an amount equal to one-twelfth
of his target bonus in each of the 24 months following termination, payable no less frequently than on a monthly basis beginning on the 60 th
day following termination; and (ii) a lump sum cash payment in an amount equal to his accrued, unused vacation time, payable on the sixtieth day following termination. Pursuant to Mr. Michaels’ equity award agreements, all unvested stock options, restricted stock awards and earned performance shares would immediately vest in the event of termination of his employment due to death or disability. However, performance shares that have not been earned at the time of termination of employment due to death or disability would not vest immediately but, rather, would vest pro rata at the earned amount that is determined at the end of the performance period applicable to those performance shares. In the event of termination of his employment for any other reason not in connection with a change-in-control
of the Company (as defined in the award agreement), all unvested equity awards are forfeited. In the event of a change-in-control
of the Company, all outstanding unvested stock options, restricted shares and performance shares will vest upon a termination of Mr. Michaels’ employment by the Company without cause (as defined in the award agreement) or by Mr. Michaels for good reason (as defined in the award agreement) during the following 24 month period.

Arrangements for Messrs. Doman, Wakefield, Garner and Fentress
. Prior to the
Spin-Off,
Messrs. Doman, Wakefield, Garner and Fentress were subject to our Executive Severance Pay Plan, which provided them with select benefits in the event their employment was terminated by us without cause or after a change-in-control
of the Company. With the
Spin-Off
now completed and in connection with their new roles with the Company, we expect to enter into new severance arrangements with each of Messrs. Doman, Garner and Fentress that will be reflective of their new positions and current market practices. However, because SEC rules require us to disclose and assume various hypothetical termination and change-in-control
situations occurred on December 31, 2020, the following discussion assumes Messrs. Doman, Wakefield, Garner and Fentress continue to be subject to our Executive Severance Pay Plan and the table below reflects the amount of compensation that would have been payable to each of them thereunder as of such date. Under the terms of our Executive Severance Plan, if an executive’s employment is terminated by the Company during the two-year
period following a
change-in-control
(as defined in the Plan) other than for cause (as defined in the Plan), or disability or death, the executive will receive (i) severance payments in a lump sum amount equal to two times the sum of (x) the executive’s annual salary plus (y) the executive’s target bonus; (ii) a lump sum cash bonus payment based on the executive’s target bonus for the year in which termination occurs, pro-rated
based on the number of days in the year in which termination occurs that lapse prior to termination; and (iii) a lump sum payment in an amount equal to 24 months’ worth of his monthly COBRA premiums for continued coverage under the Company’s group health insurance plan, in each case, payable on the 60 th
day following termination. In the event the executive’s employment is terminated by the Company other than for cause, disability or death, in the absence of a change-in-control,
or more than two years following a change in control, the executive will be entitled to (i) a lump sum payment in the amount of 12 months’ salary plus executive’s target bonus and (ii) a lump sum payment in an amount equal to 12 months’ worth of his monthly COBRA premiums for continued coverage under the Company’s group health insurance plan, in each case with respect to clauses (ii) and (iii), payable on the 60 th
day following termination. While our Executive Severance Pay Plan does not accelerate unvested equity or cash awards in the event of termination, the award agreements for Messrs. Doman, Wakefield and Fentress do contain acceleration provisions in certain instances. For these members of the management team, all outstanding unvested stock options, restricted shares and earned performance shares immediately vest in the event of termination of employment due to death or disability. With respect to performance shares that have not been earned at the time of a termination of employment due to death or disability, those performance shares will not vest immediately, but rather, will vest pro rata at the earned amount that is determined at the end of the performance period applicable to those performance shares. In the event of termination for any other reason not in connection with a change-in-control
(as defined in the award agreement), all unvested equity awards are forfeited. In the event of a change-in-control,
all outstanding unvested stock options, restricted shares and performance shares would vest upon a termination by the Company without cause (as defined in the award agreement) or by the executive for good reason (as defined in the award agreement) during the following 24 month period.

The table below reflects the amount of compensation that would be payable to each of our NEOs who remained with the Company following the
Spin-Off
and assumes various hypothetical termination and
change-in-control
situations occurred on December 31, 2020. It does not include our former NEOs who departed the Company prior to December 31, 2020 in connection with the
Spin-Off
(e.g., Messrs. Robinson, Lindsay, Wall and Woodley). See
“Compensation Discussion and Analysis – Arrangements with Former Executive Officers.”
The equity award values presented in this table reflect unvested grants held by the applicable NEO as of December 31, 2020 and are based on the closing market price of PROG Holdings, Inc. common stock of $53.87 as of December 31, 2020, the last trading day in 2020. The amounts presented in the table below reflect estimates only, and actual payments and benefits to which any particular individual may be entitled upon termination of employment with the Company depend upon a number of factors not reflected in the table.

	Cash Severance	Equity Acceleration	Cash Bonus	Total Value
Steven A. Michaels
Voluntary Resignation/Termination for Cause (1)	$—	$—	$—	$—
Termination due to Death/Disability (2)	$—	$4,145,197	$—	$4,145,197
Termination by Company without Cause (1)	$4,200,000	$—	$—	$4,200,000
Termination by Executive for Good Reason (3)	$4,200,000	$—	$—	$4,200,000
Involuntary or Good Reason Termination after Change-in-Control (CIC) (3), (4)	$4,235,544	$4,145,197	$620,300	$9,001,041

Curtis L. Doman
Voluntary Resignation/Termination for Cause (1)	$—	$—	$—	$—
Termination due to Death/Disability (2)	$—	$3,568,013	$—	$3,568,013
Termination by Company without Cause (1)	$1,119,396	$—	$—	$1,119,396
Termination by Executive for Good Reason (3)	$—	$—	$—	$—
Involuntary or Good Reason Termination after CIC (3), (4)	$1,679,095	$3,568,013	$550,000	$5,797,108

Blake W. Wakefield (5)
Voluntary Resignation/Termination for Cause (1)	$—	$—	$—	$—
Termination due to Death/Disability (2)	$—	$6,670,148	$—	$6,670,148
Termination by Company without Cause (1)	$1,519,995	$—	$—	$1,519,995
Termination by Executive for Good Reason (3)	$—	$—	$—	$—
Involuntary or Good Reason Termination after CIC (3), (4)	$2,279,993	$6,670,149	$900,000	$9,850,142

Brian J. Garner
Voluntary Resignation/Termination for Cause (1)	$—	$—	$—	$—
Termination due to Death/Disability (2)	$—	$671,148	$—	$671,148
Termination by Company without Cause (1)	$972,061	$—	$—	$972,061
Termination by Executive for Good Reason (3)	$—	$—	$—	$—
Involuntary or Good Reason Termination after CIC (3), (4)	$1,458,092	$671,148	$475,000	$2,604,240

Marvin A. Fentress
Voluntary Resignation/Termination for Cause (1)	$—	$—	$—	$—
Termination due to Death/Disability (2)	$—	$1,689,922	$—	$1,689,922
Termination by Company without Cause (1)	$766,145	$—	$—	$766,145
Termination by Executive for Good Reason (3)	$—	$—	$—	$—
Involuntary or Good Reason Termination after CIC (3), (4)	$1,149,218	$1,689,922	$325,000	$3,164,140

(1)
“Cause” generally means such person’s (i) material fraud, malfeasance, gross negligence, or willful misconduct with respect to business affairs of the Company which is, or is reasonably likely to be if such action were to become known by others, directly or materially harmful to the business or reputation of the Company or any subsidiary of the Company; or (ii) conviction of or failure to contest prosecution for a felony or a crime involving moral turpitude.

(2)
“Disability” generally means the executive’s inability, due to physical or mental injury or illness, to perform the essential functions of his position with or without reasonable accommodation for a period of 180 days, whether or not consecutive, occurring within any period of 12 consecutive months.

(3)
“Good Reason” generally means: (i) any material reduction in the executive officer’s base salary; (ii) any material reduction in the executive officer’s authority, duties or responsibilities; (iii) any significant change in the geographic location at which the executive officer must perform his duties; or (iv) any material breach of the executive officer’s employment agreement by the Company.

(4)
“Change in Control” generally means: (i) the acquisition (other than from the Company) by any person of beneficial ownership, of 35% or more of the combined voting power of then outstanding securities of the Company entitled to vote generally in the election of directors, which we refer to as the Outstanding Company Voting Securities, excluding, however, (1) any acquisition by the Company or (2) any acquisition by an employee benefit plan (or related trust) sponsored or maintained by the Company or any corporation controlled by the Company; (ii) a majority of the members of our Board of Directors is replaced during any
12-month
period by directors whose appointment or election is not endorsed by a majority of the members of our Board of Directors before the date of the appointment or election; or (iii) consummation by the Company of a reorganization, merger, or consolidation or sale of all or substantially all of the assets of the Company; excluding, however, a transaction pursuant to which all or substantially all of the individuals or entities who are the beneficial owners, respectively, of the Outstanding Company Voting Securities immediately prior to such transaction will beneficially own, directly or indirectly, more than 50% of the combined voting power of the outstanding securities of such corporation entitled to vote generally in the election of directors of the corporation resulting from such transaction (including, without limitation, a corporation which as a result of such transaction owns the Company or all or substantially all of the Company’s assets either directly or indirectly) in substantially the same proportions relative to each other as their ownership, immediately prior to such transaction, of the Outstanding Company Voting Securities.

(5)	Mr. Wakefield resigned as the Company’s President effective as of April 1, 2021.
NON-MANAGEMENT
DIRECTOR COMPENSATION IN 2020
The compensation program for our
non-employee
directors is designed to fairly compensate them for the effort and responsibility required to serve on the board of a company of our size and scope as well as to align our directors’ interests with those of our shareholders more generally. Directors who are employees of the Company receive no compensation for their service on our Board of Directors.
Our
non-employee
directors receive an annual cash retainer of $75,000 and an annual award of restricted stock units having a value of $125,000, which generally vests one year following the grant date, which grant date is generally the date of the annual meeting of shareholders. Our Chairman, Mr. Ray Robinson, also receives a cash retainer of $100,000, paid quarterly in $25,000 installments, in recognition of the additional duties he performs by serving as our Chairman.
Non-employee
directors serving as the chairperson of the Audit, Compensation, and Nominating and Corporate Governance Committees also receive an additional annual retainer of $20,000, $15,000 and $10,000, respectively, for their service in these roles and the additional time commitments required. In response to the impact of the
COVID-19
pandemic on the Company, our
non-employee
directors agreed to take a 20% reduction in their annual cash retainer beginning April 2020 and continuing through June 2020 until the Company’s operations stabilized.
The following table shows compensation earned by our
non-employee
directors during 2020. As discussed above, Ms. Barrett and Messrs. Ehmer and Harris departed our Board of Directors effective as of the
Spin-Off
on November 30, 2020 in order to serve on the Board of Directors of The Aaron’s Company. As a result, the amounts shown below reflect the shortened period of their service to the Company during 2020.

Name	Fees Earned or Paid in Cash ($)	Stock Awards (1) ($)	Total ($)
Kelly H. Barrett (2), (3), (10)	65,000	125,000	190,000
Kathy T. Betty (2), (4)	81,250	125,000	206,250
Douglas C. Curling (2), (5)	86,250	125,000	211,250
Cynthia N. Day (2), (6)	91,250	125,000	216,250
Walter G. Ehmer (2), (7), (10)	65,000	125,000	190,000
Hubert L. Harris (2), (8), (10)	65,000	125,000	190,000
Ray M. Robinson (2), (9)	171,250	125,000	396,250

(1)	Represents the grant date fair value of stock awards pursuant to Financial Accounting Standards Board Codification Topic 718.
(2)
As of December 31, 2020, each of the
non-executive
directors held 2,881 units of restricted stock subject to vesting, which was the number of units of restricted stock granted to them in June 2020 after taking into account the conversion of their equity awards in connection with the
Spin-Off.

(3)	Includes $12,500 in fees earned for services in the fourth quarter of 2020 which will be paid in 2021.
(4)	Includes $21,250 in fees earned for services in the fourth quarter of 2020 which will be paid in 2021.
(5)	Includes $22,500 in fees earned for services in the fourth quarter of 2020 which will be paid in 2021.
(6)	Includes $23,750 in fees earned for services in the fourth quarter of 2020 which will be paid in 2021.
(7)
Includes $12,500 in fees earned for services in the fourth quarter of 2020 which will be paid in 2021 that Mr. Ehmer deferred under the Company’s Nonqualified Deferred Compensation Plan and $52,500 in compensation Mr. Ehmer deferred under the Company’s Nonqualified Deferred Compensation Plan.

(8)	Includes $12,500 in fees earned for services in the fourth quarter of 2020 which will be paid in 2021.
(9)	Includes $43,750 in fees earned for services in the fourth quarter of 2020 which will be paid in 2021.
(10)	Departed our Board of Directors on November 30, 2020 in connection with the Spin-Off to join the Board of Directors of The Aaron’s Company.

Stock Ownership Guidelines
Under our stock ownership guidelines, each director is expected to own or acquire shares of our common stock and common stock equivalents (including restricted stock and restricted stock units) having a value of at least $400,000 prior to the later of January 31, 2020 or four years from when the director first joined our Board of Directors. As of December 31, 2020, each of our directors is currently in compliance with this requirement.

CEO Pay Ratio Disclosure
As required by Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, and Item 402(u) of Regulation
S-K,
we are providing the following information about the relationship of the annual total compensation of the individual identified as our “median” paid employee and the annual total compensation of Steven A. Michaels, our President and Chief Executive Officer (“CEO”).
For 2020, our last completed fiscal year:

•	the annual total compensation of our CEO was $4,960,189 (determined by annualizing Mr. Michaels’ compensation as described below);

•	the annual total compensation of the employee identified as the median paid employee of our Company (other than the CEO) was $49,943; and

•	The ratio between the annual total compensation of our CEO to the annual total compensation of the individual identified at median was estimated to be 100 to 1.
Because Mr. Michaels was promoted to CEO on December 1, 2020, his annual total compensation of $4,960,189 is an annualized amount. For this reason, the annual total compensation disclosed above for purpose of the ratio calculation differs from the total compensation shown for Mr. Michaels’ in the Summary Compensation Table. To annualize Mr. Michaels’ compensation, we adjusted his base salary and annual cash incentive award to reflect the adjustments made to his base salary and annual incentive compensation had he been CEO for the entire 2020 fiscal year. We did not adjust Mr. Michaels’ LTI awards or his other compensation because no adjustments were made to the awards or other compensation in connection with his promotion to CEO effective as of December 1, 2020.
The methodology that we used to identify the median employee is described below. Annual total compensation is calculated in the same manner as the amount set forth in the “Total” column in the Summary Compensation Table (See “
Executive Compensation – Summary Compensation Table
”). While the methodology involves several assumptions and adjustments, we believe the pay ratio information set forth above constitutes a reasonable estimate, calculated in a manner consistent with the applicable SEC rules. Because other companies may use different methodologies to identify their median employees, the pay ratio set forth above may not be comparable to the pay ratios reported by other companies.
Methodology to Identify Median Employee

•	Date Used to Determine Employee Population . For purposes of identifying the median employee, we selected December 31, 2020 as the date for determining our employee population.

•	Identification Date . We identified our median compensated employee using the population of individuals who were actively employed on December 31, 2020 (excluding the CEO).

•
Pay Data Used
. To identify the median employee, we derived compensation information from our payroll records for fiscal year 2020. We used a consistently applied compensation measure, which included total taxable income, or its equivalent. We then annualized compensation for employees hired during 2020.

Compensation Committee Interlocks and Insider Participation
For the year ended December 31, 2020, the Compensation Committee consisted of Mses. Betty and Day and Messrs. Curling and Ray Robinson, each of whom our Board of Directors determined was independent in accordance with NYSE listing requirements.
No member of the Compensation Committee during 2020 is or was formerly an officer or employee of the Company or any of its subsidiaries or was a related person in a related person transaction with the Company required to be disclosed under applicable SEC rules.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Beneficial Ownership of Common Stock
Unless otherwise noted, the following table sets forth information as of April 15, 2021, with respect to the beneficial ownership, as defined in Section 13(d) under the Exchange Act, of our outstanding common stock by (i) each person known by us to beneficially own 5% or more of the outstanding shares of our common stock, (ii) each of our current directors, (iii) each of our NEOs listed in the Summary Compensation Table (contained in “
Executive Compensation – Summary Compensation Table
”), and (iv) all of our current executive officers and directors as a group. Except as otherwise indicated, all shares shown in the table below are held with sole voting and investment power.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership		Percent of Class (2)
BlackRock Inc. 55 East 52nd Street New York, NY 10055	7,812,344	(3)	11.5%
The Vanguard Group 100 Vanguard Boulevard Malvern, PA 19355	7,101,212	(4)	10.5%
T. Rowe Price Associates, Inc. 100 E. Pratt Street Baltimore, MD 21202	5,910,834	(5)	8.7%
Steven A. Michaels	259,680	(6)	*
Curtis L. Doman	216,837	(7)	*
Brian Garner	20,600	(8)	*
Marvin Fentress	142,090	(9)	*
Kathy T. Betty	39,698	(10)	*
Douglas C. Curling	16,680	(10)	*
Cynthia N. Day	21,568	(10)	*
Ray M. Robinson	24,793	(10)	*
John W. Robinson III	152,676	(11)	*
Douglas A. Lindsay	16,347	(12)	*
C. Kelly Wall	1,697	(13)	*
Ryan K. Woodley	51,843	(14)	*
Blake Wakefield	107,851	(15)	*
All current executive officers and directors as a group (a total of 14 persons)	830,593	(16)	1.23%

*	Less than 1%.
(1)	Unless otherwise stated, the address for each beneficial owner is c/o PROG Holdings, Inc., 256 W. Data Drive, Draper, Utah 84020.
(2)
Percentages for executive officers and directors are based on (i) 67,701,826 shares of common stock outstanding at April 15, 2021 plus (ii) for each named person or group, options exercisable by such person or group within 60 days thereafter, and any restricted stock units, restricted stock awards, and performance share units, that vest for each named person within 60 days thereafter.

(3)
As of December 31, 2020, based on information provided in a Schedule 13G/A filed with the SEC on January 27, 2021 by BlackRock, Inc. (“BlackRock”), in which BlackRock reported that it has sole voting power with respect to 7,673,869 shares of our common stock and sole power to dispose of, or direct the disposition of, 7,812,344 shares of our common stock.

(4)
As of December 31, 2020, based on information provided in a Schedule 13G filed with the SEC on February 10, 2021 by The Vanguard Group (“Vanguard”), in which Vanguard reported that it has sole voting power with respect to 0 shares of our common stock, shared voting power with respect to 79,806 shares of our common stock, sole power to dispose of, or direct the disposition of, 6,964,758 shares of our common stock, and shared power to dispose of, or direct the disposition of, 136,454 shares of our common stock.

(5)
As of December 31, 2020, based on information provided in a Schedule 13G filed with the SEC on February 16, 2021 by T. Rowe Price Associates, Inc. (“T. Rowe Price”), in which T. Rowe Price reported that it has sole voting power with respect to 1,636,115 shares of our common stock and sole power to dispose of, or direct the disposition of, 5,910,834 shares of our common stock.

(6)
Amounts represent (i) 59,149 shares of common stock held by Mr. Michaels, (ii) 164,100 shares of common stock issuable upon the exercise of options that are currently exercisable and (iii) 36,431 restricted stock awards which are entitled to voting and dividend rights as described in the related award agreement though still subject to vesting.

(7)
Amounts represent (i) 128,331 shares of common stock held by Mr. Doman, (ii) 22,000 shares of common stock held by an LLC controlled by Mr. Doman, (iii) 48,653 shares of common stock issuable upon the exercise of options that are currently exercisable and (iv) 17,853 restricted stock awards which are entitled to voting and dividend rights as described in the related award agreement though still subject to vesting.

(8)
Amounts represent (i) 4,438 shares of common stock held by Mr. Garner, (ii) 9,509 shares of common stock issuable upon the exercise of options that are currently exercisable and (iii) 6,653 restricted stock awards which are entitled to voting and dividend rights as described in the related award agreement though still subject to vesting.

(9)
Amounts represent (i) 50,313 shares of common stock held by Mr. Fentress, (ii) 82,672 shares of common stock issuable upon the exercise of options that are currently exercisable and (iii) 9,105 restricted stock awards which are entitled to voting and dividend rights as described in the related award agreement though still subject to vesting.

(10)	Amounts include 2,881 restricted stock units vesting on May 8, 2021.
(11)
Amount represents Mr. Robinson’s ownership as of December 1, 2020, and includes (i) 80,837 shares of common stock held by Mr. Robinson, (ii) 25,170 restricted stock awards that vest within 60 days of December 1, 2020 and (iii) 46,669 performance share units that vest within 60 days of December 1, 2020.

(12)	Amount represents Mr. Lindsay’s ownership as of December 1, 2020.
(13)	Amount represents Mr. Wall’s ownership as of December 1, 2020.
(14)	Amount represents Mr. Woodley’s ownership as of July 30, 2020.
(15)
Amount represents Mr. Wakefield’s ownership as of March 31, 2021 as a result of Mr. Wakefield’s departure from the Company on April 1, 2021, and includes (i) 18,008 shares of common stock held by Mr. Wakefield, (ii) 1,073 shares of common stock held in a 401(k) plan account, (iii) 827 shares of common stock held by Mr. Wakefield’s spouse, (iv) 29,904 shares of common stock issuable upon the exercise of options that are currently exercisable and (v) 58,039 restricted stock awards which are entitled to voting and dividend rights as described in the related award agreement though still subject to vesting.

(16)
The group information is as of April 15, 2021. The group excludes Messrs. Robinson, Lindsay and Wall since their ownership information is as of December 1, 2020. The group excludes Mr. Woodley since his ownership information is as of July 30, 2020. The group excludes Mr. Wakefield since his ownership information is as of March 31, 2021.

Securities Authorized for Issuance under Equity Compensation Plans
The following table sets forth aggregate information as of December 31, 2020 about the Company’s compensation plans under which our equity securities are authorized for issuance.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (1)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (1)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity Compensation Plans Approved by Shareholders	1,479,319	$37.45	3,645,656
Equity Compensation Plans Not Approved by Shareholders	N/A	N/A	N/A
Total	1,479,319	$37.45	3,645,656

(1)
Of the 1,479,319 securities to be issued upon exercise of outstanding options, warrants and rights, 722,828 are options with a weighted average exercise price of $37.45 and the remaining 756,491 are restricted shares and performance shares that do not have an exercise price.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Policies and Procedures Dealing with the Review, Approval and Ratification of Related Party Transactions
The charter of the Audit Committee provides that the Audit Committee shall review and ratify all transactions to which the Company is a party and in which any director or executive officer has a direct or indirect material interest, apart from their capacity as director or executive officer of the Company. To assist with this review process, the Audit Committee has adopted a policy on related party transactions that provides procedures for the review, and approval or ratification, of certain transactions involving related parties. This policy applies to any transaction or series of transactions in which we or one of our subsidiaries is a participant, the amount involved exceeds or may be expected to exceed $100,000 in any fiscal year and a related party has a direct or indirect material interest. Under the policy, a related party includes (i) any person who is or was, since the beginning of the last fiscal year, a director, executive officer or nominee for election as a director, (ii) a greater than 5% beneficial owner of any class of our voting securities, (iii) an immediate family member of either of the foregoing persons or (iv) any entity in which any of the foregoing persons is employed or is a partner or principal or in a similar position in which such person has a 5% or greater beneficial ownership interest. Related party transactions are referred to the Audit Committee, or if there are not a sufficient number of directors on the Audit Committee without interests in the transaction, by the disinterested directors serving on our Board of Directors, for approval, ratification, or other action.
In addition, our Company’s Code of Business Conduct provides that conflict of interest situations involving directors or executive officers must receive the prior review and approval of the Audit Committee. Our Code of Business Conduct sets forth various examples of when conflict of interest situations may arise, including when an officer or director, or members of his or her family: receive improper personal benefits as a result of his or her position in or with the Company; have certain relationships with competing businesses or businesses with a material financial interest in the Company, such as suppliers or customers; or receive improper gifts or favors from such businesses.

Related Party Transactions
Since January 1, 2020, there has not been, nor is there any proposed related party transactions in which we were or will be a party required to be disclosed under SEC rules, other than the compensation arrangements and other agreements and transactions which are described in the “Executive Compensation” section of this Form
10-K/A
and the transactions described below.
Indemnification Agreements
We have entered into indemnification agreements with each of our directors and certain of our officers. These agreements require us to indemnify such individuals, to the fullest extent permitted by Georgia law, for certain liabilities to which they may become subject as a result of their service to the Company.
Director Independence
Our Board of Directors is currently comprised of six directors having terms expiring at our 2021 Annual Meeting. Each of our directors will continue to hold office until the expiration of his or her term and until his or her successor is duly elected and qualified or until his or her earlier resignation, removal from office or death.
Our Corporate Governance Guidelines include categorical standards adopted by our Board of Directors to determine director independence that meet the listing standards of the NYSE. Our Corporate Governance Guidelines also require that at least a majority of our Board of Directors be “independent” under NYSE listing requirements. Our Board of Directors, as listed in the below table, has affirmatively determined that all of our directors are “independent” in accordance with NYSE listing requirements and the requirements of our Corporate Governance Guidelines, other than Mr. Michaels, our President and Chief Executive Officer, and Mr. Doman, our Chief Innovation Officer.

Director	Age	Occupation	Independent	Joined Our Board
Kathy T. Betty	65	Former Owner and Chief Executive Officer Atlanta Dream (WNBA team)	Yes	August 2012
Douglas C. Curling	66	Managing Principal New Kent Capital LLC and New Kent Consulting LLC	Yes	January 2016
Cynthia N. Day	56	President and Chief Executive Officer Citizens Bancshares Corporation and Citizens Trust Bank	Yes	October 2011
Curtis L. Doman	48	Chief Innovation Officer PROG Holdings, Inc.	No	August 2015
Steven A. Michaels	49	President and Chief Executive Officer PROG Holdings, Inc.	No	December 2020
Ray M. Robinson	73	Former President for the Southern Region AT&T	Yes	November 2002

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
AUDIT MATTERS
Fees Billed in the Last Two Fiscal Years
Ernst & Young LLP (“EY”), served as our independent registered public accounting firm for the years ended December 31, 2020 and 2019 and has been selected by the Audit Committee to continue as our independent registered public accounting firm for the current fiscal year. The following table sets forth the fees for services provided by our independent auditors in each of the last two fiscal years.

	Year Ended December 31,
	2020	2019
Audit Fees (1)	$4,838,678	$2,824,450
Audit-Related Fees (2)	25,000	584,410
Tax Fees (3)	1,963,296	972,375
All Other Fees (4)	7,200	7,200

TOTAL	$6,834,174	$4,388,435

(1)
Includes fees associated with the annual audit of the consolidated financial statements, internal control over financial reporting, reviews of the quarterly reports on Form
10-Q,
assistance with and review of documents filed with the SEC, accounting and financial reporting consultations and research work necessary to comply with generally accepted auditing standards, debt covenant letters and the audit report in the franchise disclosure document. The audit fees in 2020 also includes services performed by EY associated with the
Spin-Off,
including the separate
carve-out
audits and quarterly reviews of The Aaron’s Company and review of the Company’s Form 10 filings. Included in the fees reflected above, the Company reimbursed EY for out of pocket expenses that were incurred while performing these audit services totaling $578 and $67,437 in 2020 and 2019, respectively.

(2)	Includes fees associated with certain due diligence efforts regarding strategic initiatives in 2020 and 2019.
(3)	Includes fees for tax compliance, tax due diligence efforts, tax advice and tax planning services, as well as fees for tax services provided in connection with the Spin-Off.
(4)	Includes fees associated with the Company’s online accounting research subscription.
Approval of Auditor Services
The Audit Committee is responsible for
pre-approving
all audit and permitted
non-audit
services provided to the Company by its independent auditors. To help fulfill this responsibility, the Audit Committee has adopted an Audit and
Non-Audit
Services
Pre-Approval
Policy (the
“Pre-Approval
Policy”). Under the
Pre-Approval
Policy, all auditor services must be
pre-approved
by the Audit Committee either (i) before the commencement of each service on a case-by-case
basis (specific
pre-approval)
or (ii) by description in sufficient detail in the
Pre-Approval
Policy of particular services which the Audit Committee has generally approved, without the need for case-by-case
consideration (general
pre-approval).
Unless a particular service has received general
pre-approval,
it must receive the specific
pre-approval
of the Audit Committee or its Chair. The
Pre-Approval
Policy describes the audit, audit-related and tax services that have received general pre-approval.
These general
pre-approvals
allow the Company to engage the independent auditors for the enumerated services for individual engagements up to the fee levels prescribed in the
Pre-Approval
Policy. The annual audit engagement for the Company is subject to the specific pre-approval
of the Audit Committee. Any engagement of the independent auditors pursuant to a general pre-approval
must be reported to the Audit Committee at its next regular meeting. The Audit Committee periodically reviews the services that have received general pre-approval
and the associated fee ranges. The
Pre-Approval
Policy does not delegate to management the Audit Committee’s responsibility to pre-approve
services performed by the independent auditors.

Part IV
The following exhibits are filed as part of this Amendment No. 1 and supplement the exhibits filed and furnished with the Original Form
10-K:

ITEM 15.	EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES

Exhibit No.	Description of Exhibit

31.1*	Certification of the Chief Executive Officer of PROG Holdings, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer of PROG Holdings, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

104	Cover Page Interactive Data File (formatted as Inline XBRL and embedded within Exhibit 101)

*	Filed herewith

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 29, 2021.

PROG Holdings, Inc.

By:	/s/ Brian Garner
Brian Garner
Chief Financial Officer

Appendix A
USE OF
NON-GAAP
FINANCIAL INFORMATION
We use various
non-GAAP
financial measures to evaluate the performance of our management team, including the named executive officers. For the assessment of the performance of management, the Compensation Committee of our Board of Directors believes certain non-GAAP
measures better reflect the operational performance of the business. Adjusted revenues, adjusted EBITDA, adjusted pre-tax
income, and return on capital are supplemental measures of the Company’s performance that are not calculated in accordance with generally accepted accounting principles in the United States (“GAAP”) and are used to evaluate the performance of our management team. Adjusted revenues, adjusted EBITDA, adjusted pre-tax
income and return on capital provide the Compensation Committee, management, and investors with an understanding of the results from the primary operations of our business by excluding the effects of certain items that generally arose from one-time
transactions that are not reflective of the ordinary earnings activity of our operations or transactions that have variability and volatility of the amount and typically are not budgeted for in setting management performance targets.
Certain incentive metrics have also been adjusted for the change in allowance for loan losses at Vive, as shown in the tables below. Management believes this adjustment is useful to arrive at a metric that gives management and investors an additional, supplemental metric to assess Vive’s underlying operational performance for the period by reflecting Vive loan losses in the period they are written-off
instead of when the provision is recognized. The Company’s provision for loan losses requires significant judgement and estimation, including the requirement to forecast macroeconomic conditions, which may lead to significant volatility in Vive’s operating performance. Therefore, in assessing the performance for Vive’s operating results for management incentive purposes, the established targets and actual results are adjusted for the change in allowance for loan losses.
These
non-GAAP
financial measures should not be used as a substitute for, or considered superior to, measures of financial performance prepared in accordance with GAAP, such as the Company’s GAAP revenues, net earnings and diluted earnings per share and the GAAP revenues and earnings before income taxes of the Company’s operating segments. For a comprehensive discussion of our GAAP financial results, please refer to our Annual Report on Form
10-K
for the fiscal year ended December 31, 2020 filed with the SEC on February 26, 2021. Further, we caution investors that amounts presented in accordance with our definitions of non-GAAP
measures may not be comparable to similar measures disclosed by other companies, because not all companies and analysts calculate these measures in the same manner.
The Compensation Committee’s performance goals were established prior to the decision by the Company’s Board of Directors to execute the
Spin-Off
and, therefore, assumed a twelve-month performance period. In November 2020, when it became apparent that the
Spin-Off
could be completed as early as the end of that month, the Compensation Committee, in accordance with its authority under its 2020 compensation programs, determined it would be appropriate to exercise its discretion and base its review of management’s performance against ten months of actual performance and an estimate of November and December performance using the Company’s then-latest available outlook. Therefore, the 2020 GAAP and non-GAAP
metrics noted in the reconciliations below are based on actual results for January 2020 through October 2020 plus estimated results for November and December 2020. Additionally, since the performance goals assumed a twelve-month performance period and did not contemplate the
Spin-Off,
the December 2020 estimated results assume the Company’s November 30, 2020
Spin-Off
of the Aaron’s Business had not occurred. For these reasons, the 2020 GAAP metrics will not agree to the Company’s actual financial results reported in its Form
10-K
filed with the SEC on February 26, 2021.
The adjusted EBITDA metrics used for determining management’s 2020 financial performance discussed in this Form
10-K/A
are calculated as the Company and operating segment earnings before interest expense, depreciation on property, plant and equipment, amortization of intangible assets and income taxes. Adjusted EBITDA also excludes restructuring charges related to the Aaron’s Business store closure and repositioning initiatives; expenses incurred related to the Company’s
Spin-Off
of Aaron’s Business; Aaron’s Business impairment of goodwill; an Aaron’s Business sales and marketing early contract termination fee, net of the related 2020 expense savings from the terminated contract; insurance reimbursements for legal expenses incurred related to the settlement by Progressive Leasing of the FTC matter; and to remove the effect of the change in allowance for loan losses at Vive. The amounts for these after-tax
non-GAAP
adjustments can be found in the adjusted EBITDA table below.

Appendix A

Adjusted EBITDA
1

	Year Ended December 31, 2020
(in Thousands)	Progressive Leasing 2	Aaron’s Business	Vive	Consolidated	Progressive Leasing + Vive 2
Net Loss - GAAP				$(40,718)
Income Taxes				(61,743)

Earnings (Loss) Before Income Taxes	$299,300	$(387,834)	$(13,928)	(102,462)	$285,372
Interest Expense	11,902	(4,950)	3,860	10,812	15,762
Depreciation & Amortization	31,050	70,743	1,268	103,061	32,318

EBITDA	342,252	(322,041)	(8,800)	11,411	333,452
Restructuring Expenses	—	33,318	—	33,318	—
Separation related costs	5,886	30,114	—	36,000	5,886
Impairment of Goodwill	—	446,893	—	446,893	—
Sales & Marketing contract termination fee 3	—	14,663	—	14,663	—
Sales & Marketing contract termination expense savings 3	—	(11,417)	—	(11,417)	—
Insurance recoveries on legal expenses from the FTC matter	(835)	—	—	(835)	(835)
Vive change in allowance	—	—	16,434	16,434	16,434

Adjusted EBITDA - used for management incentive purposes	$347,303	$191,530	$7,634	$546,467	$354,937

(1)	Estimated performance as described above.
(2)	The adjusted EBITDA metric used to evaluate Progressive Leasing for incentive purposes includes the consolidation of Progressive Leasing and Vive.
(3)
The Aaron’s Business operating segment incurred an early termination fee of $14.7 million related to a sales and marketing contract that was canceled in the first quarter of 2020, which resulted in the elimination of $11.4 million of sales and marketing expenses that were budgeted for the second, third, and fourth quarters of 2020.

Appendix A

The adjusted revenue metrics used for determining management’s 2020 financial performance discussed in this Form
10-K/A
are calculated as the Company and operating segment revenues, less Vive’s provision for credit losses and adjusted for Vive’s change in allowance for loan losses. These adjustments result in the revenue metrics used for management incentive purposes to be based on GAAP revenues less Vive’s loan loss write-offs, which is consistent with how adjusted revenue targets were established by the Compensation Committee for 2020. The Compensation Committee believes the adjusted revenue metric provides a better measure for management incentive purposes than GAAP revenues, as the metric holds management accountable for the ultimately collectability of the Vive loan portfolio. The Compensation Committee also approved an upward adjustment of $70 million for Progressive Leasing as discussed in more detail in “
Compensation Discussion and Analysis
– Compensation Committee’s Use of Discretion During 2020.
”
Adjusted Revenues
1

	Year Ended December 31, 2020
(In Thousands)	Progressive Leasing 2	Aaron’s Business	Vive	Consolidated	Progressive Leasing + Vive 2
Revenues - GAAP	$2,443,959	$1,742,872	$40,332	$4,227,163	$2,484,291
Vive provision for credit losses 3	—	—	(31,969)	(31,969)	(31,969)
Vive change in allowance 3	—	—	16,434	16,434	16,434
Discretionary adjustment 4	70,000	—	—	—	70,000

Adjusted Revenues - used for management incentive purposes	$2,513,959	$1,742,872	$24,797	$4,211,628	$2,538,756

(1)	Estimated performance as described above.
(2)	The adjusted revenue metric used to evaluate Progressive Leasing for incentive purposes includes the consolidation of Progressive Leasing and Vive.
(3)	The adjusted revenue metric used to evaluate Progressive Leasing, Vive, and consolidated revenues is reduced by Vive’s provision of credit losses and adjusts for Vive’s change in loan loss allowance.
(4)	The Compensation Committee approved an upward adjustment for Progressive Leasing’s 2020 revenue as described above. This adjustment did not impact the consolidated incentive metrics.

Appendix A

The adjusted
pre-tax
income metrics used for determining management’s 2020 financial performance discussed in this Form
10-K/A
are calculated as the Company and operating segment earnings adjusted for amortization expense for the Progressive Leasing acquisition and the Aaron’s Business franchisee acquisitions; restructuring charges related to the Aaron’s Business store closure and repositioning initiatives; expenses incurred related to the Company’s
Spin-Off;
Aaron’s Business impairment of goodwill; an Aaron’s Business sales and marketing early contract termination fee, net of the related 2020 expense savings; insurance reimbursements for legal expenses incurred related to the Progressive Leasing’s settlement of the FTC matter; to remove the effect of the change in allowance for loan losses at Vive; and Aaron’s Business intercompany interest income, net of third-party interest expense. The amounts for these after-tax
non-GAAP
adjustments can be found in the adjusted
pre-tax
income table below.
Adjusted Pre-Tax Income
1

	Year Ended December 31, 2020
(in Thousands)	Progressive Leasing 2	Aaron’s Business	Vive	Consolidated	Progressive Leasing + Vive 2
Net Loss - GAAP				$(40,718)
Income Taxes				(61,743)

Earnings (Loss) Before Income Taxes	$299,300	$(387,834)	$(13,928)	(102,462)	$285,372
Intangible amortization 5	21,683	5,839	—	27,522	21,683
Restructuring Expenses	—	33,318	—	33,318	—
Separation related costs	5,886	30,114	—	36,000	5,886
Impairment of Goodwill	—	446,893	—	446,893	—
Sales & Marketing contract termination fee 3	—	14,663	—	14,663	—
Sales & Marketing contract termination expense savings 3	—	(11,417)	—	(11,417)	—
Insurance recoveries on legal expenses from the FTC matter	(835)	—	—	(835)	(835)
Vive change in allowance	—	—	16,434	16,434	16,434
Intercompany interest income, net of third-party interest expense 4	—	(4,950)	—	—	—

Adjusted Pre-tax income - used for management incentive purposes	$326,034	$126,626	$2,506	$460,116	$328,540

(1)	Estimated performance as described above.
(2)	The adjusted pre-tax income metric used to evaluate Progressive Leasing for incentive purposes includes the consolidation of Progressive Leasing and Vive.
(3)
The Aaron’s Business operating segment incurred an early termination fee of $14.7 million related to a sales and marketing contract that was canceled in the first quarter of 2020, which resulted in the elimination of $11.4 million of sales and marketing expenses that were budgeted for the second, third, and fourth quarters of 2020. For purposes of measuring management’s performance compared to the budgeted target, the Compensation Committee determined that both adjustments were appropriate.

(4)
Represents Aaron’s Business intercompany interest income, net of third party interest expense. This adjustment did not impact Progressive Leasing and Vive’s intercompany interest expense nor the consolidated incentive metrics.

(5)
Represents Progressive Leasing’s amortization expense related to intangible assets from the Company’s acquisition of Progressive Leasing and Aaron’s Business amortization expense for franchisee acquisitions.

Appendix A

Consolidated Return on Capital is calculated as adjusted net operating profit after tax (which is defined as operating profit adjusted for certain non-recurring
items as shown in the Return on Capital table below) divided by the sum of average net debt (which is defined as total debt less cash and cash equivalents) and average total shareholders’ equity, with the final result being an average of quarterly calculations.
Return on Capital
1

	Three Months Ended
(In Thousands)	March 31, 2020	June 30, 2020	September 30, 2020	December 31, 2020
Operating (Loss) Profit - GAAP	$(408,895)	$93,442	$145,815	$89,917
Restructuring Expense	22,286	6,991	4,041	—
Impairment of Goodwill	446,893	—	—	—
Insurance recoveries on legal expenses for FTC matter	—	—	(835)	—
Sales & Marketing contract termination fee	14,663	—	—	—
Sales & Marketing contract termination expense savings	—	(3,901)	(3,911)	(3,606)
Separation related costs	—	2,522	8,274	—
Vive change in Allowance for Loan Losses	7,220	(901)	4,722	5,976

Adjusted Operating Profit Before Tax	82,167	98,153	158,106	92,287
Income Taxes	(19,876)	(26,150)	(35,927)	(23,675)

Adjusted Operating Profit After Tax (a)	$62,291	$72,003	$122,179	$68,612

Average Capital 2 (b)	$1,950,143	$1,688,575	$1,481,694	$1,915,202
Return on Capital (c) = (a)/(b)	3.2%	4.3%	8.2%	3.6%
Annual Return on Capital [sum (c) ] 1				19.3%

(1)	Estimated performance as described above.
(2)
Average Capital is defined as the sum of the average net debt (debt less cash and cash equivalents) and the average total shareholders’ equity for each three month period. Average Capital for the three months ended December 31, 2020 is estimated as described above. Average total shareholders’ equity has been adjusted by the tax-effected
amounts of the adjustments identified in the table above.