Form 10-Q
period 2021-03-31
PROG Holdings, Inc.
filed 2021-04-29
CIK 1808834

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ________________________________
 FORM 10-Q
________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM                      TO
COMMISSION FILE NUMBER 1-39628
 ________________________________
 PROG HOLDINGS, INC.
(Exact name of registrant as specified in its charter)
 _________________________________

Georgia			85-2484385
(State or other jurisdiction of incorporation or organization)			(I. R. S. Employer Identification No.)

256 W. Data Drive	Draper,	Utah	84020-2315
(Address of principal executive offices)			(Zip Code)
(385) 351-1369
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

Large Accelerated Filer	☒		Accelerated Filer	☐

Non-Accelerated Filer	☐	(Do not check if a smaller reporting company)	Smaller Reporting Company	☐

Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act				☐
    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
    Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class	Shares Outstanding as of April 23, 2021
Common Stock, $0.50 Par Value	67,349,696

PROG HOLDINGS, INC.

PART I – FINANCIAL INFORMATION
ITEM 1.FINANCIAL STATEMENTS
PROG HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	March 31, 2021	December 31, 2020
	(In Thousands, Except Share Data)
ASSETS:
Cash and Cash Equivalents	$151,151	$36,645
Accounts Receivable (net of allowances of $47,757 in 2021 and $56,364 in 2020)	53,996	61,254
Lease Merchandise (net of accumulated depreciation and allowances of $376,517 in 2021 and $409,307 in 2020)	574,581	610,263
Loans Receivable (net of allowances and unamortized fees of $56,499 in 2021 and $52,274 in 2020)	91,368	79,148
Property, Plant and Equipment, Net	26,144	26,705
Operating Lease Right-of-Use Assets	19,691	20,613
Goodwill	288,801	288,801
Other Intangibles, Net	149,000	154,421
Prepaid Expenses and Other Assets	44,066	39,554
Total Assets	$1,398,798	$1,317,404
LIABILITIES & SHAREHOLDERS’ EQUITY:
Accounts Payable and Accrued Expenses	$105,146	$78,249
Deferred Income Tax Liability	132,467	126,938
Customer Deposits and Advance Payments	45,806	46,565
Operating Lease Liabilities	28,423	29,516
Debt	50,000	50,000
Total Liabilities	361,842	331,268
Commitments and Contingencies (Note 5)
SHAREHOLDERS' EQUITY:
Common Stock, Par Value $0.50 Per Share: Authorized: 225,000,000 Shares at March 31, 2021 and December 31, 2020; Shares Issued: 90,752,123 at March 31, 2021 and December 31, 2020	45,376	45,376
Additional Paid-in Capital	314,026	318,263
Retained Earnings	1,315,866	1,236,378
	1,675,268	1,600,017
Less: Treasury Shares at Cost
Common Stock: 23,402,427 Shares at March 31, 2021 and 23,029,434 at December 31, 2020	(638,312)	(613,881)
Total Shareholders’ Equity	1,036,956	986,136
Total Liabilities & Shareholders’ Equity	$1,398,798	$1,317,404
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

PROG HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
	(In Thousands, Except Per Share Data)
REVENUES:
Lease Revenues and Fees	$707,982	$658,534
Interest and Fees on Loans Receivable	13,019	9,908
	721,001	668,442
COSTS AND EXPENSES:
Depreciation of Lease Merchandise	505,057	463,919
Provision for Lease Merchandise Write-offs	18,640	55,714
Operating Expenses	91,196	98,984
	614,893	618,617
OPERATING PROFIT	106,108	49,825
Interest Expense	(512)	—
EARNINGS FROM CONTINUING OPERATIONS BEFORE INCOME TAX	105,596	49,825
INCOME TAX EXPENSE (BENEFIT)	26,108	(7,857)
NET EARNINGS FROM CONTINUING OPERATIONS	79,488	57,682
LOSS FROM DISCONTINUED OPERATIONS, NET OF INCOME TAX	—	(337,687)
NET EARNINGS (LOSS)	$79,488	$(280,005)
BASIC EARNINGS (LOSS) PER SHARE
Continuing Operations	$1.17	$0.86
Discontinued Operations	—	(5.05)
TOTAL BASIC EARNINGS (LOSS) PER SHARE	$1.17	$(4.19)
DILUTED EARNINGS (LOSS) PER SHARE
Continuing Operations	$1.16	$0.85
Discontinued Operations	—	(4.98)
TOTAL DILUTED EARNINGS (LOSS) PER SHARE	$1.16	$(4.13)

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	67,730	66,822
Assuming Dilution	68,260	67,864
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

PROG HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended March 31,
(In Thousands)	2021	2020
Net Earnings (Loss)	$79,488	$(280,005)
Other Comprehensive Loss:
Foreign Currency Translation Adjustment	—	(1,754)
Total Other Comprehensive Loss	—	(1,754)
Comprehensive Income (Loss)	$79,488	$(281,759)
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

PROG HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2021	2020
	(In Thousands)
OPERATING ACTIVITIES:
Net Earnings (Loss)	$79,488	$(280,005)
Adjustments to Reconcile Net Earnings (Loss) to Cash Provided by Operating Activities:
Depreciation of Lease Merchandise	505,057	597,407
Other Depreciation and Amortization	7,114	25,267
Provisions for Accounts Receivable and Loan Losses	42,964	97,804
Stock-Based Compensation	4,163	5,619
Deferred Income Taxes	5,529	(90,268)
Impairment of Goodwill and Other Assets	—	466,030
Non-Cash Lease Expense	229	26,895
Other Changes, Net	(179)	839
Changes in Operating Assets and Liabilities, Net of Effects of Acquisitions and Dispositions:
Additions to Lease Merchandise	(490,710)	(556,807)
Book Value of Lease Merchandise Sold or Disposed	21,335	114,762
Accounts Receivable	(29,238)	(68,420)
Prepaid Expenses and Other Assets	(4,422)	9,347
Income Tax Receivable	—	(44,137)
Operating Lease Right-of-Use Assets and Liabilities	(400)	(25,579)
Accounts Payable and Accrued Expenses	26,897	(43,584)
Customer Deposits and Advance Payments	(759)	(7,410)
Cash Provided by Operating Activities	167,068	227,760
INVESTING ACTIVITIES:
Investments in Loans Receivable	(48,720)	(21,997)
Proceeds from Loans Receivable	30,821	14,956
Outflows on Purchases of Property, Plant and Equipment	(1,844)	(23,587)
Proceeds from Property, Plant and Equipment	12	906
Outflows on Acquisitions of Businesses and Customer Agreements, Net of Cash Acquired	—	(855)
Cash Used in Investing Activities	(19,731)	(30,577)
FINANCING ACTIVITIES:
Borrowings on Revolving Facility, Net	—	300,000
Proceeds from Debt	—	5,625
Repayments on Debt	—	(392)
Dividends Paid	—	(2,668)
Acquisition of Treasury Stock	(28,102)	—
Issuance of Stock Under Stock Option Plans	282	528
Shares Withheld for Tax Payments	(5,011)	(5,877)
Debt Issuance Costs	—	(1,020)
Cash (Used in) Provided by Financing Activities	(32,831)	296,196
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	(117)
Increase in Cash and Cash Equivalents	114,506	493,262
Cash and Cash Equivalents at Beginning of Period	36,645	57,755
Cash and Cash Equivalents at End of Period	$151,151	$551,017
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

PROG HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. BASIS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

As described elsewhere in this Quarterly Report on Form 10-Q, the Coronavirus Disease ("COVID-19") pandemic has led to significant market disruption and has impacted many aspects of our operations, directly and indirectly. Throughout these notes to the condensed consolidated financial statements, the impacts of the COVID-19 pandemic on the financial results for the three months ended March 31, 2021 have been identified under the respective sections. For a discussion of significant estimates made by management regarding allowances for lease merchandise, accounts receivable, and loans receivable, as well as operational measures taken as a result of the COVID-19 pandemic, see Item 2. "Management’s Discussion and Analysis of Financial Condition and Results of Operations", including the "COVID-19 Pandemic," "Results of Operations", and "Liquidity and Capital Resources" below.
Description of Business
PROG Holdings, Inc. ("we," "our," "us," the "Company", or "PROG Holdings") is a financial technology holding company with two operating and reportable segments: (i) Progressive Leasing, a leading provider of in-store and e-commerce lease-to-own solutions; and (ii) Vive Financial ("Vive"), which offers omnichannel second-look revolving credit products.
On November 30, 2020, PROG Holdings, Inc. (previously Aaron's Holdings Company, Inc.) completed the separation of its Aaron's Business segment from its Progressive Leasing and Vive segments. The separation was effected through a tax-free distribution of all outstanding shares of common stock of The Aaron's Company, Inc. ("The Aaron's Company") to the PROG Holdings shareholders of record as of the close of business on November 27, 2020 (referred to as the "separation and distribution transaction"). All direct revenues and expenses of the Aaron's Business are presented as discontinued operations for all periods through the separation and distribution date of November 30, 2020. The cash flows related to the Aaron's Business have not been segregated and are included in the condensed consolidated statements of cash flows for the three months ended March 31, 2020. With the exception of Note 2, the notes to the condensed consolidated financial statements reflect the continuing operations of PROG Holdings. See Note 2 below for additional information regarding discontinued operations.
Our Progressive Leasing segment provides consumers with lease-purchase solutions through its point-of-sale partner locations and through its e-commerce website partners in the United States (collectively, "POS partners"). It does so by purchasing merchandise from the POS partners desired by customers and, in turn, leasing that merchandise to the customers through a cancellable lease-to-own transaction. Progressive Leasing has no stores of its own, but rather offers lease-purchase solutions to the customers of traditional and e-commerce retailers.
Our Vive segment primarily serves customers that may not qualify for traditional prime lending offers who desire to purchase goods and services from participating merchants. Vive offers customized programs, with services that include revolving loans through private label and Vive-branded credit cards. Vive's current network of POS partner locations and e-commerce websites includes furniture, mattresses, home exercise equipment, and home improvement retailers, as well as medical and dental service providers.
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
The accompanying unaudited condensed consolidated financial statements do not include all information required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments, which are of a normal recurring nature, considered necessary for a fair presentation have been included in the accompanying unaudited condensed consolidated financial statements. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2020 (the "2020 Annual Report") filed with the U.S. Securities and Exchange Commission on February 26, 2021. The results of operations for the three months ended March 31, 2021 are not necessarily indicative of operating results for the full year.
Principles of Consolidation
The condensed consolidated financial statements include the accounts of PROG Holdings, Inc. and its subsidiaries, each of which is wholly-owned. Intercompany balances and transactions between consolidated entities have been eliminated.

PROG HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Accounting Policies and Estimates
See Note 1 to the consolidated financial statements in the 2020 Annual Report for an expanded discussion of accounting policies and estimates.
Earnings (Loss) Per Share
Earnings per share is computed by dividing net earnings (loss) by the weighted average number of shares of common stock outstanding during the period. The computation of earnings per share assuming dilution includes the dilutive effect of stock options, restricted stock units ("RSUs"), restricted stock awards ("RSAs") and performance share units ("PSUs") and awards issuable under the Company's employee stock purchase plan ("ESPP") (collectively, "share-based awards") as determined under the treasury stock method. The following table shows the calculation of dilutive share-based awards:

	Three Months Ended March 31,
(Shares In Thousands)	2021	2020
Weighted Average Shares Outstanding	67,730	66,822
Dilutive Effect of Share-Based Awards	530	1,042
Weighted Average Shares Outstanding Assuming Dilution	68,260	67,864

Approximately 289,000 and 919,000 weighted-average share-based awards were excluded from the computation of earnings per share assuming dilution during the three months ended March 31, 2021 and 2020, respectively, as the awards would have been anti-dilutive for the periods presented.
Revenue Recognition
Lease Revenues and Fees
Our Progressive Leasing segment provides merchandise, consisting primarily of furniture, appliances, electronics, jewelry, mobile phones and accessories, mattresses, automobile electronics and accessories, and a variety of other products to its customers for lease under terms agreed to by the customer. Progressive Leasing offers customers of traditional and e-commerce retailers a lease-purchase solution through leases with payment terms that can generally be renewed up to 12 months. Progressive Leasing does not require deposits upon inception of customer agreements. The customer has the right to acquire ownership either through early buyout options or through payment of all required lease payments. The agreements are cancellable at any time by either party without penalty.
Progressive Leasing's lease revenues are earned prior to the lease payment due date and are recorded net of related sales taxes as earned. Payment due date terms include weekly, bi-weekly, semi-monthly and monthly frequencies. Revenue recorded prior to the payment due date results in unbilled receivables recognized in accounts receivable, net of allowances in the accompanying condensed consolidated balance sheets. Progressive Leasing lease revenues are recorded net of a provision for returns and uncollectible renewal payments.
All of Progressive Leasing's customer agreements are considered operating leases. It maintains ownership of the lease merchandise until all payment obligations are satisfied under the lease ownership agreements. Initial direct costs related to lease purchase agreements are capitalized as incurred and amortized as operating expense over the estimated lease term. The capitalized costs have been classified within prepaid expenses and other assets in the accompanying condensed consolidated balance sheets.
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

PROG HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
Annual fees are charged to cardholders at the commencement of the loan and on each subsequent anniversary date. Annual fees are deferred and recognized into revenue on a straight-line basis over a one-year period. Under the provisions of the credit card agreements, Vive also may assess fees for missed or late payments, which are recognized as revenue in the billing period in which they are assessed if collectibility is reasonably assured. Annual fees and other fees discussed are recognized as interest and fee revenue on loans receivable in the condensed consolidated statements of earnings.
Accounts Receivable
Accounts receivable consist primarily of receivables due from customers of Progressive Leasing and amounted to $54.0 million and $61.3 million, net of allowances, as of March 31, 2021 and December 31, 2020, respectively.

PROG HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The Company maintains an accounts receivable allowance, which primarily relates to its Progressive Leasing operations and, to a lesser extent, receivables from Vive's POS partners. The Company’s policy is to record an allowance for returns and uncollectible renewal payments based on historical collection experience. Other qualitative factors are considered in estimating the allowance, such as current and forecasted business trends including, but not limited to, the potential unfavorable impacts of the COVID-19 pandemic on our businesses. We believe government stimulus measures in 2020 contributed to the favorable payment trends we experienced following those measures, and that the government stimulus payments issued starting in mid-March 2021 have positively influenced recent customer payment trends, and will continue to do so during the second quarter of 2021. We believe additional government stimulus measures may positively influence future payment trends as well. Given the significant uncertainty regarding the impacts of the COVID-19 pandemic on our business, including the existence and/or extent of any future government stimulus measures, a high level of estimation was involved in determining the allowance as of March 31, 2021; therefore, actual future accounts receivable write-offs could differ materially from the allowance. The Progressive Leasing provision for returns and uncollectible renewal payments is recorded as a reduction of lease revenues and fees within the condensed consolidated statements of earnings. The Progressive Leasing segment writes off lease receivables that are 120 days or more contractually past due.
The following table shows the components of the accounts receivable allowance:

	Three Months Ended March 31,
(In Thousands)	2021	2020
Beginning Balance	$56,364	$65,573
Accounts Written Off, Net of Recoveries	(45,103)	(72,951)
Accounts Receivable Provision[1]	36,496	76,274
Ending Balance	$47,757	$68,896
1 Substantially all of the Accounts Receivable Provision is recorded as a reduction of lease revenues and fees within the condensed consolidated statements of earnings.
Lease Merchandise
Progressive Leasing's merchandise consists primarily of furniture, appliances, electronics, jewelry, mobile phones and accessories, mattresses, and a variety of other products and is recorded at the lower of depreciated cost or net realizable value. Progressive Leasing depreciates lease merchandise to a 0% salvage value generally over 12 months. Depreciation is accelerated upon early buyout. All of Progressive Leasing's merchandise, net of accumulated depreciation and allowances, represents on-lease merchandise.
The Company records a provision for write-offs using the allowance method. The allowance method for lease merchandise write-offs estimates the merchandise losses incurred but not yet identified by management as of the end of the accounting period based on historical write-off experience. Other qualitative factors are considered in estimating the allowance, such as current and forecasted business trends including, but not limited to, the potential unfavorable impacts of the COVID-19 pandemic on our business. We believe government stimulus measures in 2020 contributed to the favorable payment trends we experienced following those measures, and that the government stimulus payments issued starting in mid-March 2021 have positively influenced recent customer payment trends, and will continue to do so during the second quarter of 2021. We believe any additional government stimulus measures may positively influence future payment trends as well. Given the significant uncertainty regarding the impacts of the COVID-19 pandemic on our business, including the existence and/or extent of any future government stimulus measures, a high level of estimation was involved in determining the allowance as of March 31, 2021. Continued strong customer payment activity could result in some portion of the of the allowance being reversed in future periods and actual future lease merchandise write-offs could differ materially from the allowance as of March 31, 2021.
The following table shows the components of the allowance for lease merchandise write-offs, which is included within lease merchandise, net in the condensed consolidated balance sheets:

	Three Months Ended March 31,
(In Thousands)	2021	2020
Beginning Balance	$45,992	$47,362
Merchandise Written off, Net of Recoveries	(25,546)	(40,159)
Provision for Write-offs	18,640	55,714
Ending Balance	$39,086	$62,917

PROG HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Vendor Incentives and Rebates Provided to POS Partners
Progressive Leasing has agreements with some of its POS partners that require additional consideration to be paid to the POS partner, including payments for exclusivity, rebates based on lease volume originations generated through the POS partners, and payments to the POS partners for marketing or other development initiatives to promote additional lease originations through these POS partners. Payments made to POS partners as consideration for them providing exclusivity to Progressive Leasing for lease-to-own transactions with customers of the POS partner are expensed on a straight-line basis over the exclusivity term. Rebates are accrued over the period the POS partner is earning the rebate, which is typically based on quarterly or annual lease origination volumes. Payments made to POS partners for marketing or development initiatives are expensed on a straight-line basis over the period the POS partner is earning the funds or the specified marketing term. Progressive Leasing expensed $4.1 million and $3.5 million for the three months ended March 31, 2021 and 2020, respectively, related to additional consideration provided to POS partners, which is classified within operating expenses in the condensed consolidated statements of earnings.
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
The Company calculates the allowance for loan losses based on internal historical loss information and incorporates observable and forecasted macroeconomic data over a twelve-month reasonable and supportable forecast period. Incorporating macroeconomic data could have a material impact on the measurement of the allowance to the extent that forecasted data changes significantly, such as higher forecasted unemployment rates and the observed significant market volatility associated with the COVID-19 pandemic. For any periods beyond the twelve-month reasonable and supportable forecast period described above, the Company reverts to using historical loss information on a straight-line basis over a period of six months and utilizes historical loss information for the remaining life of the portfolio. The Company may also consider other qualitative factors in estimating the allowance, as necessary. For the purposes of determining the allowance as of March 31, 2021, management considered other qualitative factors such as the beneficial impact of government stimulus measures to our customer base that were not fully factored into the macroeconomic forecasted data. We believe those stimulus measures have contributed to the recent favorable cardholder payment trends we are experiencing at Vive, and we believe that any additional government stimulus measures may positively influence future cardholder payment trends as well. We also considered the uncertain nature and extent of any future government stimulus programs and the potential impact, if any, these programs may have on the ability of Vive's cardholders to make payments as they come due. The allowance for loan losses is maintained at a level considered appropriate to cover expected future losses of principal, interest and fees on active loans in the loans receivable portfolio. The appropriateness of the allowance is evaluated at each period end. To the extent that actual results differ from estimates of uncollectible loans receivable, including the significant uncertainties caused by the COVID-19 pandemic, the Company's results of operations and liquidity could be materially affected.
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

PROG HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Vive extends or declines credit to an applicant through its bank partners based upon the applicant's credit rating and other factors. Below is a summary of the credit quality of the Company's loan portfolio as of March 31, 2021 and December 31, 2020 by Fair Isaac and Company (FICO) score as determined at the time of loan origination:

FICO Score Category	March 31, 2021	December 31, 2020
600 or Less	7.4%	7.5%
Between 600 and 700	79.5%	79.3%
700 or Greater	13.1%	13.2%
Prepaid Expenses and Other Assets
Prepaid expenses and other assets consist of the following:

(In Thousands)	March 31, 2021	December 31, 2020
Prepaid Expenses	$28,176	$23,030
Unamortized Initial Direct Costs on Lease Agreement Originations	5,275	4,986
Prepaid Insurance	2,874	3,639
Other Assets	7,741	7,899
Prepaid Expenses and Other Assets	$44,066	$39,554
Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consist of the following:

(In Thousands)	March 31, 2021	December 31, 2020
Accounts Payable	$9,301	$8,630
Accrued Salaries and Benefits	19,587	18,120
Accrued Sales and Personal Property Taxes	17,600	12,933
Income Taxes Payable	38,642	18,183
Other Accrued Expenses and Liabilities	20,016	20,383
Accounts Payable and Accrued Expenses	$105,146	$78,249
Debt
On November 24, 2020, the Company entered into a credit agreement with a consortium of lenders providing for a $350.0 million senior unsecured revolving credit facility (the “Revolving Facility”), under which revolving borrowings became available at the completion of the separation and distribution transaction, and under which all borrowings and commitments will mature or terminate on November 24, 2025. The Company expects that the Revolving Facility will be used to provide for working capital and capital expenditures, to finance future permitted acquisitions, and for other general corporate purposes. The Company had $50.0 million of outstanding borrowings and $300.0 million total available credit under the Revolving Facility as of March 31, 2021.
At March 31, 2021, the Company was in compliance with all covenants related to its outstanding debt. See Note 8 to the consolidated financial statements in the 2020 Annual Report for further information regarding the Company's indebtedness.

PROG HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Goodwill
Goodwill represents the excess of the purchase price paid over the fair value of the identifiable net tangible and intangible assets acquired in connection with business acquisitions. Progressive Leasing is the only reporting unit with goodwill. Impairment occurs when the carrying amount of goodwill is not recoverable from future cash flows. The Company’s goodwill is not amortized but is subject to an impairment test at the reporting unit level annually as of October 1 and more frequently if events or circumstances indicate that an impairment may have occurred. Factors which could necessitate an interim impairment assessment include a sustained decline in the Company’s stock price, prolonged negative industry or economic trends and significant underperformance relative to historical results, projected future operating results, or the Company fails to successfully execute on one or more elements of Progressive Leasing's strategic plans. The Company completed its annual goodwill impairment test as of October 1, 2020 and concluded that no impairment had occurred. The Company determined that there were no events or circumstances that occurred during the first quarter of 2021 that would more likely than not reduce the fair value of Progressive Leasing below its carrying amount.
Shareholders' Equity
Changes in shareholders' equity for the three months ended March 31, 2021 and 2020 are as follows:

	Treasury Stock		Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
(In Thousands)	Shares	Amount
Balance, December 31, 2020	(23,029)	$(613,881)	$45,376	$318,263	$1,236,378	$—	$986,136
Stock-Based Compensation	—	—	—	4,163	—	—	4,163
Reissued Shares	216	3,671	—	(8,400)	—	—	(4,729)
Repurchased Shares	(589)	(28,102)	—	—	—	—	(28,102)
Net Earnings	—	—	—	—	79,488	—	79,488
Balance, March 31, 2021	(23,402)	$(638,312)	$45,376	$314,026	$1,315,866	$—	$1,036,956

	Treasury Stock		Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
(In Thousands, Except Per Share)	Shares	Amount
Balance, December 31, 2019	(24,034)	$(627,940)	$45,376	$290,229	$2,029,613	$(19)	$1,737,259
Opening Balance Sheet Adjustment - ASU 2016-13, net of taxes	—	—	—	—	(6,715)	—	(6,715)
Cash Dividends, $0.04 per share	—	—	—	—	(2,700)	—	(2,700)
Stock-Based Compensation	—	—	—	5,878	—	—	5,878
Reissued Shares	368	7,291	—	(12,640)	—	—	(5,349)
Repurchased Shares	—	—	—	—	—	—	—
Net Loss	—	—	—	—	(280,005)	—	(280,005)
Foreign Currency Translation Adjustment	—	—	—	—	—	(1,754)	(1,754)
Balance, March 31, 2020	(23,666)	$(620,649)	$45,376	$283,467	$1,740,193	$(1,773)	$1,446,614

PROG HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
Recent Accounting Pronouncements
Pending Adoption
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform: Facilitation of the Effects of Reference Rate Reform on Financial Reporting (Topic 848) (“ASU 2020-04”). The standard provides temporary guidance to ease the potential burden in accounting for reference rate reform primarily resulting from the discontinuation of the London Interbank Overnight ("LIBO") rate or another reference rate expected to be discontinued. Entities may apply the provisions of the new standard as of the beginning of the reporting period when the election is made. The provisions of this update are only available until December 31, 2022, when the reference rate replacement activity is expected to have completed. The Company's Revolving Facility currently references the LIBO rate for determining interest payable on outstanding borrowings. The amendments in ASU 2020-04 are elective and apply to all entities that have contracts referencing the LIBO rate. The new guidance provides an expedient which simplifies accounting analyses under current GAAP for contract modifications if the change is directly related to a change from the LIBO rate to a new interest rate index. The Company is continuing to evaluate the provisions of ASU 2020–04 and the impacts of transitioning to an alternative rate; however, we do not expect it to have a material impact to the Company's consolidated financial statements or to any key terms of our Revolving Facility other than the discontinuation of the LIBO rate.

PROG HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 2. DISCONTINUED OPERATIONS
As discussed in Note 1 above, on November 30, 2020, PROG Holdings completed the separation and distribution of its Aaron's Business segment, and the requirements for the presentation of Aaron's Business as a discontinued operation were met on that date. Accordingly, all direct revenues and expenses of the Aaron's Business operations have been classified within discontinued operations, net of income tax, within our condensed consolidated statements of earnings for all periods through the separation and distribution date of November 30, 2020. Corporate overhead costs previously reported as expenses of the Aaron’s Business segment did not qualify for classification within discontinued operations and have been classified as expenses within continuing operations for all periods presented through the separation and distribution date of November 30, 2020. The following table summarizes the major classes of line items constituting the loss of our Aaron's Business segment, which are included within the loss from discontinued operations, net of income tax, in the condensed consolidated statements of earnings and the operating and investing cash flows of the discontinued operations.

Three Months Ended March 31,
(In Thousands)	2020
Revenues	$432,831
Operating Loss	(458,720)
Loss from Discontinued Operations Before Income Tax[1]	(464,278)
Income Tax Benefit from Discontinued Operations	(126,591)
Loss from Discontinued Operations, Net of Income Tax	$(337,687)

Cash Flows:
Cash Provided by Operating Activities - Discontinued Operations	$80,022
Cash Used in Investing Activities - Discontinued Operations	$21,684
1 Loss from Discontinued Operations Before Income Tax during the three months ended March 31, 2020 reflects a $446.9 million goodwill impairment loss related to the Aaron's Business segment and $14.1 million related to an early termination fee for a sales and marketing contract.
In order to facilitate an effective separation and distribution, the Company entered into several agreements with The Aaron's Company, which governs the nature of the relationship between and responsibilities of the two companies following the separation. For more detailed information concerning the agreements, see Note 2 to the Company's Annual Report for the year ended December 31, 2020. No changes have been made to any of the agreements as of March 31, 2021. Payments and expense reimbursements for transition services were not material during the quarter ended March 31, 2021 and are not expected to be material in future periods.

PROG HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 3. FAIR VALUE MEASUREMENT
Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table summarizes financial liabilities measured at fair value on a recurring basis:

(In Thousands)	March 31, 2021			December 31, 2020
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Deferred Compensation Liability	$—	$2,050	$—	$—	$1,740	$—

The Company maintains the PROG Holdings, Inc. Deferred Compensation Plan, which is an unfunded, nonqualified deferred compensation plan for a select group of management, highly compensated employees and non-employee directors. The liability is recorded in accounts payable and accrued expenses in the condensed consolidated balance sheets. The liability represents benefits accrued for plan participants and is valued at the quoted market prices of the participants’ investment elections, which consist of equity and debt "mirror" funds. As such, the Company has classified the deferred compensation liability as a Level 2 liability.
Financial Assets and Liabilities Not Measured at Fair Value for Which Fair Value is Disclosed
Vive's loans receivable are measured at amortized cost, net of an allowance for loan losses on the condensed consolidated balance sheets. In estimating fair value for Vive's loans receivable, the Company utilized a discounted cash flow methodology. The Company used various unobservable inputs reflecting its own assumptions, such as contractual future principal and interest cash flows, future loss rates, and discount rates (which consider current interest rates and are adjusted for credit risk, among other factors).
The following table summarizes the fair value of Vive's loans receivable:

(In Thousands)	March 31, 2021			December 31, 2020
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Loans Receivable, Net	$—	$—	$137,830	$—	$—	$119,895
NOTE 4. LOANS RECEIVABLE
The following is a summary of the Company’s loans receivable, net:

(In Thousands)	March 31, 2021	December 31, 2020
Loans Receivable, Gross	$147,867	$131,422
Unamortized Fees	(11,843)	(10,147)
Loans Receivable, Amortized Cost	136,024	121,275
Allowance for Loan Losses	(44,656)	(42,127)
Loans Receivable, Net of Allowances and Unamortized Fees	$91,368	$79,148

The table below presents credit quality indicators of the amortized cost of the Company's loans receivable by origination year:

(In Thousands)
As of March 31, 2021	2021	2020	2019	2018	2017	Prior	Total
FICO Score Category:
600 or Less	3,401	5,203	1,366	422	62	48	10,502
Between 600 and 700	32,993	50,210	14,000	5,252	3,174	2,361	107,990
700 or Greater	6,128	8,020	1,392	844	548	600	17,532
Total Amortized Cost	$42,522	$63,433	$16,758	$6,518	$3,784	$3,009	$136,024

PROG HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Included in the table below is an aging of the loans receivable, gross balance:

(Dollar Amounts in Thousands)
Aging Category	March 31, 2021	December 31, 2020
30-59 days past due	3.5%	5.7%
60-89 days past due	1.9%	2.6%
90 or more days past due	2.8%	3.1%
Past due loans receivable	8.2%	11.4%
Current loans receivable	91.8%	88.6%
Balance of Credit Card Loans on Nonaccrual Status	2,327	1,962
Balance of Loans Receivable 90 or More Days Past Due and Still Accruing Interest and Fees	$—	$—

The tables below present the components of the allowance for loan losses for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
(In Thousands)	2021	2020
Beginning Balance	$42,127	$14,911
CECL Transition Adjustment [1]	—	9,463
Provision for Loan Losses	6,468	12,722
Charge-offs	(4,883)	(6,201)
Recoveries	944	699
Ending Balance	$44,656	$31,594
1 Upon the January 1, 2020 adoption of CECL, the Company increased its allowance for loan losses by $9.5 million. The increase was recorded as a cumulative-effect non-cash adjustment of $6.7 million, net of tax, to the opening balance of the Company's 2020 retained earnings.
NOTE 5. COMMITMENTS AND CONTINGENCIES
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
As of March 31, 2021 and December 31, 2020, the Company had accrued $0.1 million for pending legal and regulatory matters for which it believes losses are probable and is the Company's best estimate of its exposure to loss. The Company records legal and regulatory liabilities in accounts payable and accrued expenses in the condensed consolidated balance sheets. The Company estimates that the aggregate range of reasonably possible loss in excess of accrued liabilities for such probable loss contingencies is between zero and $0.2 million.

PROG HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
At March 31, 2021, the Company estimated that the aggregate range of loss for all material pending legal and regulatory proceedings for which a loss is reasonably possible, but less likely than probable (i.e., excluding the contingencies described in the preceding paragraph), is immaterial. Those matters for which a reasonable estimate is not possible are not included within estimated ranges and, therefore, the estimated ranges do not represent the Company's maximum loss exposure. The Company’s estimates for legal and regulatory accruals, aggregate probable loss amounts and reasonably possible loss amounts, are all subject to the uncertainties and variables described above.
Regulatory Inquiries
In January 2021, the Company, along with other lease-to-own companies, received a subpoena from the California Department of Financial Protection and Innovation (the “DFPI”) requesting the production of documents regarding the Company’s compliance with state consumer protection laws, including new legislation that went into effect on January 1, 2021. Although the Company believes it is in compliance with all applicable consumer financial laws and regulations in California, this inquiry could lead to an enforcement action and/or a consent order, and substantial costs, including legal fees, fines, penalties, and remediation expenses. While the Company intends to preserve defenses surrounding the jurisdiction of DFPI in this matter, it anticipates cooperating with the DFPI in responding to its inquiry.
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
Other Contingencies
At March 31, 2021, the Company had non-cancelable commitments primarily related to certain consulting and information technology services agreements, software licenses, hardware and software maintenance, and minimum contractually required customer loan amounts to be originated through and acquired from Vive's third-party federally insured banks of $19.8 million. Payments under these commitments are scheduled to be $10.5 million through the remainder of 2021, $4.7 million in 2022, $3.8 million in 2023, $0.5 million in 2024 and $0.3 million in 2025 and thereafter.
Management regularly assesses the Company’s insurance deductibles, monitors the Company's litigation and regulatory exposure with the Company's attorneys and evaluates its loss experience. The Company also enters into various contracts in the normal course of business that may subject it to risk of financial loss if counterparties fail to perform their contractual obligations.
Off-Balance Sheet Risk
The Company, through its Vive segment, has unconditionally cancellable unfunded lending commitments totaling approximately $349.7 million and $287.3 million as of March 31, 2021 and December 31, 2020, respectively, that do not give rise to revenues and cash flows. These unfunded commitments arise in the ordinary course of business from credit card agreements with individual cardholders that give them the ability to borrow, against unused amounts, up to the maximum credit limit assigned to their account. While these unfunded amounts represent the total available unused lines of credit, the Company does not anticipate that all cardholders will utilize their entire available line at any given point in time. Commitments to extend unsecured credit are agreements to lend to a cardholder so long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

PROG HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 6. SEGMENTS
As of March 31, 2021, the Company has two operating and reportable segments: Progressive Leasing and Vive. As discussed in Note 1 above, the Company spun-off its Aaron's Business segment effective November 30, 2020 through the tax-free distribution of all outstanding common stock of The Aaron's Company, Inc. to the PROG Holdings shareholders. All direct revenues and expenses of the Aaron's Business operations have been classified within discontinued operations, net of income tax, within our consolidated statements of earnings for all periods through the November 30, 2020 separation and distribution date.
Progressive Leasing partners with traditional and e-commerce retailers, primarily in the furniture and appliance, jewelry, mobile phones and accessories, mattresses, and automobile electronics and accessories industries to offer a lease-purchase solution for customers who may not have access to traditional credit-based financing options. It does so by offering leases with monthly, semi-monthly, bi-weekly and weekly payment models.
Vive offers a variety of second-look financing programs originated through third-party federally insured banks to customers of participating merchants and, together with Progressive Leasing, allows the Company to provide retail partners with below-prime customers one source for financing and leasing transactions.
Disaggregated Revenue
The following table presents revenue by source and by segment for the three months ended March 31, 2021:

	Three Months Ended March 31, 2021
(In Thousands)	Progressive Leasing	Vive	Total
Lease Revenues and Fees[1]	$707,982	$—	$707,982
Interest and Fees on Loans Receivable[2]	—	13,019	13,019
Total	$707,982	$13,019	$721,001
1 Revenue within the scope of ASC 842, Leases.
2    Revenue within the scope of ASC 310, Credit Card Interest & Fees.
The following table presents revenue by source and by segment for the three months ended March 31, 2020:

	Three Months Ended March 31, 2020
(In Thousands)	Progressive Leasing	Vive	Total
Lease Revenues and Fees[1]	$658,534	$—	$658,534
Interest and Fees on Loans Receivable[2]	—	9,908	9,908
Total	$658,534	$9,908	$668,442
1 Revenue within the scope of ASC 842, Leases.
2 Revenue within the scope of ASC 310, Credit Card Interest & Fees.

Measurement of Segment Profit or Loss and Segment Assets
The Company evaluates performance and allocates resources based on revenues and earnings (loss) before income taxes from operations. The Company determines earnings (loss) before income taxes for all reportable segments in accordance with U.S. GAAP. Interest expense is allocated from the Progressive Leasing segment to the Vive segment based on the balance of outstanding intercompany debt.

PROG HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The Company incurred various corporate overhead expenses for certain executive management, finance, treasury, tax, audit, legal, risk management, and other overhead functions during the three months ended March 31, 2021 and 2020. For 2020, the Company allocated a predetermined portion of these corporate overhead costs to the Progressive Leasing and Vive segments, which are reflected as expenses of these segments in calculating the earnings before income taxes for the three months ended March 31, 2020. The remaining unallocated corporate expenses represent corporate overhead costs that were previously assigned to the Aaron's Business segment and are in addition to the overhead costs allocated to the Progressive Leasing and Vive segments for the three months ended March 31, 2020. These unallocated corporate overhead expenses have been classified as continuing operations since the costs were not directly attributable to the discontinued operations of the Aaron's Business. These costs are reflected below as unallocated corporate expenses in 2020. The allocation of corporate overhead costs to the Progressive Leasing and Vive segments is consistent with how the chief operating decision maker analyzed performance and allocated resources among the segments of the Company during 2020. For 2021, corporate overhead expenses incurred are primarily reflected as expenses of the Progressive Leasing segment and an immaterial amount was allocated to the Vive segment. The following is a summary of earnings (loss) before income taxes by segment:

	Three Months Ended March 31,
(In Thousands)	2021	2020
Earnings Before Income Taxes:
Progressive Leasing	$104,172	$62,707
Vive	1,424	(7,152)
Unallocated Corporate Expenses	—	(5,730)
Total Earnings Before Income Taxes	$105,596	$49,825

The following is a summary of total assets by segment:

(In Thousands)	March 31, 2021	December 31, 2020
Assets:
Progressive Leasing	$1,277,420	$1,209,650
Vive	121,378	107,754
Total Assets	$1,398,798	$1,317,404

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Special Note Regarding Forward-Looking Information: Except for historical information contained herein, the matters set forth in this Form 10-Q are forward-looking statements. These statements are based on management’s current expectations and plans, which involve risks and uncertainties. Such forward-looking statements generally can be identified by the use of forward-looking terminology such as "anticipate," "believe," "could," "estimate," "expect," "intend," "plan," "project," "would," "should," and similar expressions. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the filing date of this Quarterly Report and which involve risks and uncertainties that may cause actual results to differ materially from those set forth in these statements. These risks and uncertainties include factors that could cause our actual results and financial condition to differ materially from those expressed or implied in our forward-looking statements. Such risks and uncertainties include, among others, those discussed in "Item 1A. Risk Factors" in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (the "2020 Annual Report"). Except as required by law, the Company undertakes no obligation to update these forward-looking statements to reflect subsequent events or circumstances after the filing date of this Quarterly Report.
The following discussion should be read in conjunction with the condensed consolidated financial statements as of and for the three months ended March 31, 2021 and 2020, including the notes to those statements, appearing elsewhere in this report. We also suggest that management’s discussion and analysis appearing in this report be read in conjunction with the management’s discussion and analysis and consolidated financial statements included in our 2020 Annual Report.
Business Overview
PROG Holdings, Inc. ("we," "our," "us," the "Company", or "PROG Holdings") is a financial technology holding company with two operating and reportable segments: (i) Progressive Leasing, a leading provider of in-store and e-commerce lease-to-own solutions; and (ii) Vive Financial ("Vive"), which offers omnichannel second-look revolving credit products.
Our Progressive Leasing segment provides consumers with lease-purchase solutions through its point-of-sale partner locations and e-commerce website partners in the United States (collectively, "POS partners"). It does so by purchasing merchandise from the POS partners desired by customers and, in turn, leasing that merchandise to the customers through a cancellable lease-to-own transaction. Progressive Leasing has no stores of its own, but rather offers lease-purchase solutions to the customers of traditional and e-commerce retailers.
Our Vive segment primarily serves customers that may not qualify for traditional prime lending offers who desire to purchase goods and services from participating merchants. Vive offers customized programs, with services that include revolving loans through private label and Vive-branded credit cards. Vive's current network of POS partner locations and e-commerce websites includes furniture, mattresses, home exercise equipment, and home improvement retailers, as well as medical and dental service providers.
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
Prior to the separation and distribution transaction, the Company's operating segments were Progressive Leasing, the Aaron's Business, and Vive. All direct revenues and expenses of the Aaron's Business operations have been classified within discontinued operations, net of income tax, within our consolidated statements of earnings for all periods through the separation and distribution date of November 30, 2020. Certain corporate expenses that had previously been reported as expenses of the Aaron's Business segment in 2020 did not qualify for classification within discontinued operations and are reported as unallocated corporate expenses for segment purposes within continuing operations. These unallocated corporate expenses are in addition to corporate overhead costs allocated to the Progressive Leasing and Vive segments for periods through the separation and distribution date of November 30, 2020. We have focused our discussion in this management's discussion and analysis on our continuing operations of Progressive Leasing, Vive, and unallocated corporate expenses.

COVID-19 Pandemic

On March 11, 2020, the World Health Organization declared the outbreak of COVID-19 a pandemic. Since then, the COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains and increased unemployment levels. Although the temporary showroom and/or store closures or reduced hours and scope of operations that many of our POS partners experienced during portions of 2020 have eased, other pandemic-related factors continue to unfavorably impact many of our POS partners, including decreased in-store customer traffic, as compared to historical levels, due to consumer fears associated with the pandemic. While customer demand improved throughout the end of 2020 and into 2021, supply chain disruptions have resulted in shortages of available products at certain POS partners, primarily in the appliance, electronics and furniture categories. These pandemic-related developments had an unfavorable impact on Progressive Leasing’s generation of new lease agreements, gross merchandise volume and revenues.
The COVID-19 pandemic may adversely impact our business, results of operations, financial condition, liquidity and/or cash flow in future periods. The extent of any such adverse impacts will depend on future developments, which are highly uncertain and cannot be predicted, including (i) the length and severity of the pandemic, including, for example, the emergence of more contagious and harmful variants of COVID-19 and localized outbreaks or additional waves of COVID-19 cases; (ii) the impact of any such outbreaks on our customers, POS partners, and employees; (iii) the nature of any government orders issued in response to such outbreaks; (iv) the effectiveness and availability of vaccines; and (v) whether there is any additional government stimulus in response to the pandemic, as well as the nature, timing and amount of such stimulus payments.
In response to COVID-19, the U.S. government enacted certain fiscal stimulus measures in several phases to assist in counteracting the economic disruptions caused by the pandemic. On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was signed into law. A second round of stimulus benefits was enacted and paid in December 2020. On March 11, 2021, the American Rescue Plan Act of 2021 was signed into law, providing a third round of stimulus payments to individuals and extending supplemental unemployment assistance through September 6, 2021, while exempting the first $10,200 of unemployment benefits from income tax. We believe all of those government stimulus measures provided economic support to many of our customers, resulting in an increase in payment activity and early lease buyouts, as well as lease merchandise, accounts receivable, and loan receivable write-offs trending lower. We believe a significant portion of our Progressive Leasing and Vive customers received stimulus payments and/or federally supplemented unemployment payments during 2020 and 2021, which enabled them to continue making payments to us under their lease-to-own or credit card agreements, despite the economically challenging times resulting from the COVID-19 pandemic.
We cannot be certain that our customers will continue making their payments to us at the current levels, in future periods, if the federal government does not continue supplemental unemployment benefits and/or enact additional stimulus measures. For example, if the rate of unemployment remains relatively high, the government's failure to do so could result in a significant reduction in the portion of our customers who continue making payments owed to us under their lease-to-own or credit card agreements. Additionally, with respect to the stimulus provided under the American Rescue Plan Act and any further stimulus measures that may be enacted in the future, we cannot be certain that our customers will use such benefits to continue making payments to us at the current levels under their lease-to-own or credit card agreements.
Additionally, any future stimulus payments and/or federally supplemented unemployment payments may result in changing consumer spending behaviors resulting in fewer consumers executing lease-to-own or credit card agreements with us and/or more existing customers electing early lease buyouts options, which have lower margins.

Highlights
The following summarizes significant financial highlights from the first quarter of 2021:
•We reported revenues of $721.0 million, an increase of 7.9% compared to the first quarter of 2020. Our growth in revenues was primarily driven by strong customer payment activity and elevated early lease buyouts, which we believe is the result of recent government stimulus measures that are benefiting our customers as discussed above. We also experienced continued growth from large national POS partners and an increase in lease revenues generated from e-commerce platforms. These increases were partially offset by a delayed tax refund season and smaller average refunds.
•Earnings before income taxes increased to $105.6 million compared to $49.8 million in 2020. The increase is primarily due to the overall revenue growth driven by strong customer payment activity and a decrease in the provision for lease merchandise write-offs.
•The $55.8 million increase in earnings before income taxes, compared to first quarter of 2020, was also impacted by the following:
◦In the first quarter of 2020, we established incremental lease merchandise and accounts receivable COVID-19 allowances of $16.1 million in response to the economic uncertainty created by the pandemic. In the first quarter of 2021, we released $2.5 million of those allowances, resulting in an $18.6 million increase to earnings before income taxes compared to the first quarter of 2020. As of March 31, 2021, we had $8.5 million and $3.2 million of incremental lease merchandise and accounts receivable COVID-19 allowances, respectively. Given the significant uncertainty regarding customer payment behaviors resulting from the COVID-19 pandemic, including the existence and/or extent of any future government stimulus measures, a high level of estimation was involved in determining the allowances as of March 31, 2021. If we continue to experience the recent strong customer payment trends and low levels of write-offs in future periods, some or all of these incremental COVID-19 allowances may be reversed in future periods as a change in managements estimated allowance for write-offs.
◦In the first quarter of 2020, the allowance for loan losses for Vive increased by $7.0 million due to unfavorable forecasted macroeconomic conditions resulting from the pandemic. In the first quarter of 2021, we released $2.4 million of allowances for loan losses, primarily due to forecasted improvements in macroeconomic conditions as of March 31, 2021, resulting in a $9.4 million increase in earnings before income taxes compared to the first quarter of 2020.
◦We recognized $5.7 million of unallocated corporate costs in the first quarter of 2020, which relates to overhead costs previously recognized within the Aaron's Business segment that did not qualify for classification within discontinued operations. These unallocated corporate costs incurred in the first quarter of 2020 were partially offset by additional corporate costs incurred in the first quarter of 2021 related to new personnel and functions associated with the Company becoming a standalone public company following the November 30, 2020 separation and distribution transaction.

Key Operating Metrics
Gross Merchandise Volume. We believe gross merchandise volume (GMV) is a key performance indicator of our Progressive Leasing and Vive segments, as it provides the total value of new lease and loan originations written into our portfolio over a specified time period. GMV does not represent revenues earned by the Company, but rather is a leading indicator we use in forecasting revenues the Company may earn in the short-term. Progressive Leasing's GMV is defined as the retail price of merchandise acquired by Progressive Leasing, which it then leases to its customers. Vive's GMV is defined as gross loan originations.

The following table presents our GMV for the Company for the periods presented:

For the Three Months Ended March 31 (Unaudited and In Thousands)	2021	2020
GMV:
Progressive Leasing	$510,046	$462,025
Vive	55,898	25,376
Total GMV	$565,944	$487,401
The increase in Progressive Leasing's GMV was driven by both higher average merchandise price per lease and by an increase in the quantity of new leases originated in the first quarter of 2021, compared to the first quarter of 2020, resulting from continued scale from large national POS partners and increased penetration in e-commerce. E-commerce channels generated 14.3% of Progressive Leasing's GMV in the first quarter of 2021 compared to 1.9% in the first quarter of 2020. Vive's GMV growth was driven by an increase in loan originations at both new and existing POS partners. Our Progressive Leasing and Vive GMV was unfavorably impacted by showroom and/or store closures and other disruptions for our POS partners in the second half of March 2020, as a result of governmental orders and voluntary measures taken by our POS partners in response to the COVID-19 pandemic, which also contributed to higher GMV in the first quarter of 2021 when compared to the first quarter of 2020.
Active Customer Count. Our active customer count represents the total number of customers that have an active lease agreement with our Progressive Leasing segment or an active loan with our Vive segment. The following table presents our consolidated active customer count, which includes an immaterial number of customers that have both an active lease agreement and loan agreement, for the Company for the periods presented:

As of March 31 (Unaudited)	2021	2020
Active Customer Count:
Progressive Leasing	878,000	998,000
Vive	74,000	50,000
Total Active Customer Count	952,000	1,048,000
We believe the decline in the number of Progressive Leasing customers was due to a combination of (i) more customers electing to exercise early lease buyouts, as a result of receiving government stimulus benefits; and (ii) showroom and/or store closures and other disruptions experienced by our POS partners for periods of time in 2020, which continued to unfavorably impact Progressive Leasing's customer count in the first quarter of 2021.
Key Components of Earnings Before Income Taxes
In this management’s discussion and analysis section, we review our condensed consolidated results. For the three months ended March 31, 2021 and the comparable prior year period, some of the key revenue, cost and expense items that affected earnings before income taxes were as follows:
Revenues. We separate our total revenues into two components: (i) lease revenues and fees and (ii) interest and fees on loans receivable. Lease revenues and fees include all revenues derived from lease agreements from our Progressive Leasing segment. Interest and fees on loans receivable represents merchant fees, finance charges and annual and other fees earned on outstanding loans in our Vive segment.
Depreciation of Lease Merchandise. Depreciation of lease merchandise primarily reflects the expense associated with depreciating merchandise leased to customers by Progressive Leasing.
Provision for Lease Merchandise Write-offs. The provision for lease merchandise write-offs represents the estimated merchandise losses incurred but not yet identified by management and adjustments for changes in estimates for the allowance for lease merchandise write-offs.
Operating Expenses. Operating expenses include personnel costs, stock-based compensation expense, the provision for loan losses, professional services expense, intangible asset amortization expense, occupancy costs, advertising, and insurance costs, among other expenses.
Interest Expense. Interest expense consists of interest incurred on the Company's senior unsecured revolving credit facility (the "Revolving Facility").

Results of Operations – Three months ended March 31, 2021 and 2020

	Three Months Ended March 31,		Change
(In Thousands)	2021	2020	$	%
REVENUES:
Lease Revenues and Fees	707,982	658,534	$49,448	7.5%
Interest and Fees on Loans Receivable	13,019	9,908	3,111	31.4
	721,001	668,442	52,559	7.9
COSTS AND EXPENSES:
Depreciation of Lease Merchandise	505,057	463,919	41,138	8.9
Provision for Lease Merchandise Write-Offs	18,640	55,714	(37,074)	(66.5)
Operating Expenses	91,196	98,984	(7,788)	(7.9)
	614,893	618,617	(3,724)	(0.6)
OPERATING PROFIT	106,108	49,825	56,283	113.0
Interest Expense	(512)	—	(512)	nmf
EARNINGS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	105,596	49,825	55,771	111.9
INCOME TAX EXPENSE (BENEFIT)	26,108	(7,857)	33,965	nmf
NET EARNINGS FROM CONTINUING OPERATIONS	79,488	57,682	21,806	37.8
LOSS FROM DISCONTINUED OPERATIONS, NET OF INCOME TAX	—	(337,687)	337,687	100.0
NET EARNINGS (LOSS)	$79,488	$(280,005)	$359,493	nmf
nmf—Calculation is not meaningful

Revenues
Information about our revenues by source and reportable segment is as follows:

	Three Months Ended March 31,		Change
(In Thousands)	2021	2020	$	%
REVENUES:
Lease Revenues and Fees[1]	$707,982	$658,534	$49,448	7.5%
Interest and Fees on Loans Receivable[2]	13,019	9,908	3,111	31.4
Total Revenues	$721,001	$668,442	$52,559	7.9%
1 All Lease Revenues and fees are attributable to the Progressive Leasing segment.
2 All Interest and Fees on Loans Receivable are attributable to the Vive segment.

Progressive Leasing revenues increased driven by strong customer payment performance, elevated early lease buyout activity, continued growth from large national POS partners, and an increase in lease revenues generated from e-commerce platforms. These increases were partially offset by a delayed tax refund season and smaller average refunds. The increase in Vive revenues was due to a 120.3% increase in GMV in 2021, resulting in growth in our loans receivable portfolio and additional interest revenues.
Operating Expenses
Information about certain significant components of operating expenses for the first quarter of 2021 as compared to the first quarter of 2020 is as follows:

	Three Months Ended March 31,		Change
(In Thousands)	2021	2020	$	%
Personnel Costs[1]	$44,217	$43,029	$1,188	2.8%
Stock-based Compensation	4,163	4,862	(699)	(14.4)
Occupancy Costs	1,382	1,787	(405)	(22.7)
Advertising	2,920	1,675	1,245	74.3
Provision for Loan Losses	6,468	12,722	(6,254)	(49.2)
Intangible Amortization	5,421	5,566	(145)	(2.6)
Professional Services	4,347	3,060	1,287	42.1
Other Operating Expenses	22,278	26,283	(4,005)	(15.2)
Operating Expenses	$91,196	$98,984	$(7,788)	(7.9)%
nmf—Calculation is not meaningful
1 Personnel costs excludes stock-back compensation expense, which is reported separately in the operating expense table.
The increase in personnel costs of $1.2 million was driven by an increase of $2.9 million at Progressive Leasing for additional hiring and promotions resulting from continued growth in the business, new personnel costs for functions associated with becoming a standalone public company effective November 30, 2020, and the decision to not accrue for short-term incentive payments in the first quarter of 2020 due to uncertainties on the future impacts of the COVID-19 pandemic as of March 31, 2020. These increases were partially offset by $2.1 million related to executive personnel costs incurred by the Aaron's Business segment in the first quarter of 2020, but did not qualify for classification within discontinued operations, and are classified within unallocated corporate costs for segment purposes.
Stock-based compensation decreased $0.7 million due to $2.0 million incurred in the first quarter of 2020 for executive awards previously classified within the Aaron's Business segment, which did not qualify for classification within discontinued operations, that are classified within unallocated corporate expenses. This decrease was partially offset by $1.3 million of additional expense in the first quarter of 2021 as the result of a stock compensation modification and awards for additional personnel resulting from our continued growth and as a result of PROG Holdings becoming a standalone public company.
The decreased provision for loan losses was due to continued strong customer payment activity and changes to estimates in our allowance for loan losses, partially offset by the establishment of new allowances due to GMV growth. In the first quarter of 2020, the allowance for loan losses for Vive increased by $7.0 million due to unfavorable forecasted macroeconomic conditions resulting from the COVID-19 pandemic. In the first quarter of 2021, we released $2.4 million of allowances for loan losses due to forecasted improvements in macroeconomic conditions as of March 31, 2021, resulting in a $9.4 million increase in earnings before income taxes compared to the first quarter of 2020.
Professional services expenses increased due to costs incurred in 2021 related to our November 30, 2020 separation and distribution transaction.
Other operating expenses decreased as a result of certain unallocated corporate overhead costs incurred in 2020 that were previously allocated to the Aaron's Business segment, offset by an increase of $1.1 million in insurance costs.
Other Costs and Expenses
Depreciation of lease merchandise. Depreciation of lease merchandise increased due to growth in GMV in the first quarter of 2021 compared to 2020. As a percentage of total lease revenues and fees, depreciation of lease merchandise increased to 71.3% from 70.4% in the prior year quarter, primarily due to a higher percentage of our customers exercising 90-day buyouts and other early buyout elections in 2021.
Provision for lease merchandise write-offs. The provision for lease merchandise write-offs decreased $37.1 million due to continued strong payment activity from customers, a decline in write-offs, and changes to estimates in our allowance for lease merchandise write-offs. In the first quarter of 2020, we established incremental COVID-19 lease merchandise allowances of $11.7 million. In the first quarter of 2021, we released $1.9 million of this allowance, resulting in a $13.6 million decline in the provision for lease merchandise write-offs compared to the first quarter of 2020. We established the incremental allowance in the first quarter of 2020 based on management's best estimate of the potential unfavorable impacts the COVID-19 pandemic may have on our customers' ability to continue making payments on their leases. We continued to experience strong customer payment activity and low write-offs through March 31, 2021, resulting in a downward adjustment to our allowance for write-offs. Given the significant uncertainty regarding the impacts of the COVID-19 pandemic and its effects on our customers and on our business going forward, a high level of estimation was involved in determining the allowance as of March 31, 2021; therefore, actual lease merchandise write-offs could differ materially from the allowance.
The provision for lease merchandise write-offs as a percentage of lease revenues decreased to 2.6% in 2021 from 8.5% in 2020. This decrease was due to improved customer payment activity, low write-offs, and changes in estimates on the allowance as discussed above.
Earnings Before Income Taxes
Information about our earnings before income taxes by reportable segment is as follows:

	Three Months Ended March 31,		Change
(In Thousands)	2021	2020	$	%
EARNINGS BEFORE INCOME TAXES:
Progressive Leasing	$104,172	$62,707	$41,465	66.1%
Vive	1,424	(7,152)	8,576	119.9
Unallocated Corporate Expenses	—	(5,730)	5,730	100.0
Total Earnings Before Income Taxes	$105,596	$49,825	$55,771	111.9%
nmf—Calculation is not meaningful
The factors impacting the change in earnings before income taxes are discussed above.
Income Tax Expense
Income tax expense increased to $26.1 million for the three months ended March 31, 2021 compared to a $7.9 million income tax benefit in the prior year comparable period. The benefit for the three months ended March 31, 2020 is the result of a $34.2 million discrete income tax benefit generated by the provisions of the CARES Act in 2020, which resulted from the rate differential on the carryback of the Company's 2018 net operating loss previously recorded at 21% to the 2013 tax year, where the benefit was recognized at 35%. There are no material adjustments between the Company's effective tax rate of 24.7% for the three months ended March 31, 2021 and the Company's statutory income tax rate.

Overview of Financial Position
The major changes in the condensed consolidated balance sheet from December 31, 2020 to March 31, 2021 include:
•Cash and cash equivalents increased $114.5 million to $151.2 million during the three months ended March 31, 2021. For additional information, refer to the "Liquidity and Capital Resources" section below.
•Lease merchandise, net of accumulated depreciation and allowances, decreased $35.7 million due primarily to an increase in early lease buyouts which we believe has resulted from recent government stimulus benefiting our customers, partially offset by a reduction in the allowance for lease merchandise write-offs resulting from continued strong payment activity and low write-off trends.
•Loans receivable, net of allowances and unamortized fees, increased $12.2 million due to growth in loan originations with Vive's POS partners.
•Prepaid expenses and other assets increased $4.5 million primarily due to a $4.2 million increase to prepaid expenses for annual software subscriptions and renewals.
•Accounts payable and accrued expenses increased $26.9 million due to a $20.5 million increase in income taxes payable as a result of earnings for the three months ended March 31, 2021. Accrued sales and personal property taxes also increased by $4.7 million from prior quarter.

Liquidity and Capital Resources
General
We expect that our primary capital requirements will consist of:
•Reinvesting in our business, including buying merchandise for the operations of Progressive Leasing. Because we believe Progressive Leasing will continue to grow, we expect that the need for additional lease merchandise will remain a major capital requirement;
•Making merger and acquisition investment(s) to further broaden our product offerings; and
•Returning excess cash to shareholders through periodically repurchasing stock.
Other capital requirements include (i) expenditures related to software development; (ii) expenditures related to our corporate operating activities; (iii) personnel expenditures; (iv) income tax payments; (v) funding of loans receivable for Vive; and (vi) servicing our outstanding debt obligation.
Our capital requirements have been financed through:
•cash flows from operations;
•private debt offerings;
•bank debt; and
•stock offerings.
As of March 31, 2021, the Company had $151.2 million of cash, $50.0 million outstanding on our Revolving Facility, and $300.0 million of availability under the Revolving Facility.
The Company's cash flow statement for the three months ended March 31, 2020 was not required to be adjusted for discontinued operations. Accordingly, the cash flow activities for the Aaron's Business discontinued operations is included in the below discussion and analysis for the three months ended March 31, 2020.
Cash Provided by Operating Activities
Cash provided by operating activities was $167.1 million and $227.8 million during the three months ended March 31, 2021 and 2020, respectively. The $60.7 million decrease in operating cash flows was primarily due to the separation of the Aaron's Business, which accounted for $80.0 million of the cash provided by operating activities during the three months ended March 31, 2020. The $19.3 million increase in cash provided by operating activities from continuing operations when compared to the same period in 2020 was driven by an increase in customer payment activity, including an increase in early lease buyouts. Changes in certain working capital accounts also contributed to operating cash inflows, including $42.5 million related to the change in accounts receivable. Other significant changes included $45.2 million of additional Progressive Leasing merchandise purchases during the three months ended March 31, 2021 compared to the same period in 2020. Other changes in cash provided by operating activities are discussed above in our discussion of results for the three months ended March 31, 2021.
Cash Used in Investing Activities
Cash used in investing activities was $19.7 million and $30.6 million during the three months ended March 31, 2021 and 2020, respectively. The $10.9 million decrease in investing cash outflows in the first quarter of 2021 as compared to the same period in 2020 was primarily due to a $21.7 million decrease in cash outflows for purchases of property, plant and equipment resulting from less capital expenditures on the Aaron's Business discontinued operations store investments prior to the separation and distribution transaction, and a $15.9 million increase in proceeds on loans receivable driven by strong customer payment activity and growth in the portfolio in the first quarter of 2021 compared to the first quarter of 2020. These reductions in cash outflows were partially offset by a $26.7 million increase in cash outflows for investments in Vive loans receivable due to growth in loan origination activity.
Cash (Used in) Provided by Financing Activities
Cash used in financing activities was $32.8 million during the three months ended March 31, 2021 compared to cash provided of $296.2 million during the same period in 2020. Cash flows provided by financing activities in 2020 was primarily due to $305.2 million cash of inflows from net borrowing on debt and the Company's Revolving Facility. The Company repurchased common stock totaling $28.1 million during the three months ended March 31, 2021 compared to no repurchases in the same period of 2020.

Share Repurchases
We purchase our stock in the market from time to time as authorized by our Board of Directors. On February 22, 2021, the Company's Board of Directors terminated the share repurchase program that was in effect as of December 31, 2020 and replaced it with a new repurchase program that permits the Company to repurchase up to $300.0 million of the Company's outstanding common stock. The Company repurchased 588,726 shares for $28.1 million during the three months ended March 31, 2021. As of March 31, 2021, we had the authority to purchase additional shares up to our remaining authorization limit of $271.9 million.
Debt Financing
On November 24, 2020, the Company entered into a credit agreement with a consortium of lenders providing for a $350.0 million senior unsecured revolving credit facility, under which revolving borrowings became available on the date of the completion of the separation and distribution transaction, and under which all borrowings and commitments will mature or terminate on November 24, 2025.
As of March 31, 2021, $50.0 million was outstanding under the Revolving Facility and the total available credit under the Revolving Facility was $300.0 million. The Revolving Facility includes an uncommitted incremental facility increase option (“Incremental Facilities”) which, subject to certain terms and conditions, permits the Company at any time prior to the maturity date to request an increase in extensions of credit available thereunder by an aggregate additional principal amount of up to $300.0 million.
Our Revolving Facility contains certain financial covenants, which include requirements that the Company maintain ratios of (i) total net debt to EBITDA of no more than 2.50:1.00 and (ii) consolidated interest coverage of no less than 3.00:1.00. The Company will be in default under the credit agreement if it fails to comply with these covenants, and all borrowings outstanding could become due immediately. We are in compliance with these financial covenants at March 31, 2021 and believe that we will continue to be in compliance in the future.
Commitments
Income Taxes
During the three months ended March 31, 2021, we made net tax payments of $0.1 million. Within the next nine months, we anticipate making estimated tax payments of $75.7 million for U.S. federal income taxes and state income taxes.
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
Contractual Obligations and Commitments
Future interest payments on the Company's variable-rate debt are based on a rate per annum equal to, at our option, (i) the London Interbank Overnight ("LIBO") rate plus a margin within the range of 1.5% to 2.5% for revolving loans, based on total leverage, or the administrative agent's base rate plus a margin ranging from 0.5% to 1.5%, as specified in the agreement. Future interest payments related to our Revolving Facility are based on the borrowings outstanding at that time. The variable rate for our borrowings under the Revolving Facility was 1.875% at March 31, 2021. Future interest payments may be different depending on future borrowing activity and interest rates.
The Company has no long-term commitments to purchase merchandise nor does it have significant purchase agreements that specify minimum quantities or set prices that exceed our expected requirements for three months.
Deferred income tax liabilities as of March 31, 2021 were $132.5 million. Deferred income tax liabilities are calculated based on temporary differences between the tax basis of assets and liabilities and their respective book basis, which will result in taxable amounts in future years when the liabilities are settled at their reported financial statement amounts. The results of these calculations do not have a direct connection with the amount of cash taxes to be paid in any future periods. As a result, scheduling deferred income tax liabilities as payments due by period could be misleading because this scheduling would not necessarily relate to liquidity needs.

Unfunded Lending Commitments
The Company, through its Vive business, has unfunded lending commitments totaling approximately $349.7 million and $287.3 million as of March 31, 2021 and December 31, 2020, respectively, that do not give rise to revenues and cash flows. These unfunded commitments arise in the ordinary course of business from credit card agreements with individual cardholders that give them the ability to borrow, against unused amounts, up to the maximum credit limit assigned to their account. While these unfunded amounts represented the total available unused lines of credit, the Company does not anticipate that all cardholders will utilize their entire available line at any given point in time. Commitments to extend unsecured credit are agreements to lend to a cardholder so long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.
Critical Accounting Policies
Refer to the 2020 Annual Report.
Recent Accounting Pronouncements
Refer to Note 1 to the condensed consolidated financial statements for a discussion of recently issued accounting pronouncements, including pronouncements that were adopted in the current year.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As of March 31, 2021, we had $50.0 million outstanding under our Revolving Facility. Borrowings under the Revolving Facility are indexed to the LIBO rate or the prime rate, which exposes us to the risk of increased interest costs if interest rates rise. Based on the Company’s variable-rate debt outstanding as of March 31, 2021, a hypothetical 1.0% increase or decrease in interest rates would increase or decrease interest expense by approximately $0.5 million on an annualized basis.
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
Changes in Internal Control Over Financial Reporting.
There were no changes in the Company’s internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, during the three months ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION
ITEM 1.LEGAL PROCEEDINGS
From time to time, we are party to various legal proceedings arising in the ordinary course of business. While any proceeding contains an element of uncertainty, we do not currently believe that any of the outstanding legal proceedings to which we are a party will have a material adverse impact on our business, financial position or results of operations. However, an adverse resolution of a number of these items may have a material adverse impact on our business, financial position or results of operations. For further information, see Note 5 in the accompanying condensed consolidated financial statements under the heading "Legal and Regulatory Proceedings," which discussion is incorporated by reference in response to this Item 1.
ITEM 1A.RISK FACTORS
The Company does not have any updates to its risk factors disclosure from that previously reported in the 2020 Annual Report.
ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table presents our share repurchase activity for the three months ended March 31, 2021:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs [1]
January 1, 2021 through January 31, 2021	—	—	—	$300,000,000
February 1, 2021 through February 29, 2021	—	—	—	300,000,000
March 1, 2021 through March 31, 2021	588,726	47.73	588,726	271,898,180
Total	588,726		588,726
1Share repurchases are conducted under authorizations made from time to time by the Company’s Board of Directors. The most recent authorization, which replaced our previous repurchase program, effective February 22, 2021, authorized the repurchase of shares up to a maximum amount of $300.0 million. Subject to the terms of the Board's authorization and applicable law, repurchases may be made at such times and in such amounts as the Company deems appropriate. Repurchases may be discontinued at any time.
ITEM 3.DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.OTHER INFORMATION
None.

ITEM 6.EXHIBITS

EXHIBIT NO.	DESCRIPTION OF EXHIBIT

10.1*	Blake Wakefield Transition Services Agreement

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from this Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in Inline XBRL (included in Exhibit 101)

*Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROG Holdings, Inc.
(Registrant)

Date:	April 29, 2021	By:	/s/ BRIAN GARNER
Brian Garner
Chief Financial Officer
(Principal Financial Officer)

Date:	April 29, 2021	By:	/s/ MATT SEWELL
Matt Sewell
Vice President, Financial Reporting
(Principal Accounting Officer)