Form 10-Q
period 2021-06-30
PROG Holdings, Inc.
filed 2021-07-29
CIK 1808834

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ________________________________
 FORM 10-Q
________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2021
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

Large Accelerated Filer	☒		Accelerated Filer	☐

Non-Accelerated Filer	☐	(Do not check if a smaller reporting company)	Smaller Reporting Company	☐

Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act				☐
    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
    Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class	Shares Outstanding as of July 23, 2021
Common Stock, $0.50 Par Value	66,499,901

PROG HOLDINGS, INC.

PART I – FINANCIAL INFORMATION
ITEM 1.FINANCIAL STATEMENTS
PROG HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	June 30, 2021	December 31, 2020
	(In Thousands, Except Share Data)
ASSETS:
Cash and Cash Equivalents	$137,549	$36,645
Accounts Receivable (net of allowances of $48,459 in 2021 and $56,364 in 2020)	57,074	61,254
Lease Merchandise (net of accumulated depreciation and allowances of $416,700 in 2021 and $409,307 in 2020)	587,730	610,263
Loans Receivable (net of allowances and unamortized fees of $57,976 in 2021 and $52,274 in 2020)	103,055	79,148
Property, Plant and Equipment, Net	26,738	26,705
Operating Lease Right-of-Use Assets	18,765	20,613
Goodwill	306,627	288,801
Other Intangibles, Net	148,752	154,421
Prepaid Expenses and Other Assets	39,630	39,554
Total Assets	$1,425,920	$1,317,404
LIABILITIES & SHAREHOLDERS’ EQUITY:
Accounts Payable and Accrued Expenses	$102,041	$78,249
Deferred Income Tax Liability	139,214	126,938
Customer Deposits and Advance Payments	44,093	46,565
Operating Lease Liabilities	27,237	29,516
Debt	50,000	50,000
Total Liabilities	362,585	331,268
Commitments and Contingencies (Note 6)
SHAREHOLDERS' EQUITY:
Common Stock, Par Value $0.50 Per Share: Authorized: 225,000,000 Shares at June 30, 2021 and December 31, 2020; Shares Issued: 90,752,123 at June 30, 2021 and December 31, 2020	45,376	45,376
Additional Paid-in Capital	318,911	318,263
Retained Earnings	1,384,703	1,236,378
	1,748,990	1,600,017
Less: Treasury Shares at Cost
Common Stock: 24,252,222 Shares at June 30, 2021 and 23,029,434 at December 31, 2020	(685,655)	(613,881)
Total Shareholders’ Equity	1,063,335	986,136
Total Liabilities & Shareholders’ Equity	$1,425,920	$1,317,404
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

PROG HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In Thousands, Except Per Share Data)
REVENUES:
Lease Revenues and Fees	$646,048	$589,749	$1,354,030	$1,248,283
Interest and Fees on Loans Receivable	13,923	9,415	26,942	19,322
	659,971	599,164	1,380,972	1,267,605
COSTS AND EXPENSES:
Depreciation of Lease Merchandise	439,658	420,731	944,715	884,649
Provision for Lease Merchandise Write-offs	31,258	36,151	49,898	91,865
Operating Expenses	96,745	82,518	187,941	181,502
	567,661	539,400	1,182,554	1,158,016
OPERATING PROFIT	92,310	59,764	198,418	109,589
Interest Expense	(436)	—	(948)	—
EARNINGS FROM CONTINUING OPERATIONS BEFORE INCOME TAX	91,874	59,764	197,470	109,589
INCOME TAX EXPENSE (BENEFIT)	23,037	767	49,145	(7,090)
NET EARNINGS FROM CONTINUING OPERATIONS	68,837	58,997	148,325	116,679
EARNINGS (LOSS) FROM DISCONTINUED OPERATIONS, NET OF INCOME TAX	—	9,380	—	(328,307)
NET EARNINGS (LOSS)	$68,837	$68,377	$148,325	$(211,628)
BASIC EARNINGS (LOSS) PER SHARE
Continuing Operations	1.03	$0.88	$2.20	$1.74
Discontinued Operations	—	0.14	—	(4.90)
TOTAL BASIC EARNINGS (LOSS) PER SHARE	$1.03	$1.02	$2.20	$(3.16)
DILUTED EARNINGS (LOSS) PER SHARE
Continuing Operations	$1.02	$0.87	$2.19	$1.72
Discontinued Operations	—	0.14	—	(4.85)
TOTAL DILUTED EARNINGS (LOSS) PER SHARE	$1.02	$1.01	$2.19	$(3.13)

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	67,011	67,097	67,368	66,959
Assuming Dilution	67,329	67,523	67,792	67,693
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

PROG HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2021	2020	2021	2020
Net Earnings (Loss)	$68,837	$68,377	$148,325	$(211,628)
Other Comprehensive Income (Loss):
Foreign Currency Translation Adjustment	—	331	—	(1,423)
Total Other Comprehensive Income (Loss)	—	331	—	(1,423)
Comprehensive Income (Loss)	$68,837	$68,708	$148,325	$(213,051)
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

PROG HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2021	2020
	(In Thousands)
OPERATING ACTIVITIES:
Net Earnings (Loss)	$148,325	$(211,628)
Adjustments to Reconcile Net Earnings (Loss) to Cash Provided by Operating Activities:
Depreciation of Lease Merchandise	944,715	1,144,958
Other Depreciation and Amortization	14,247	50,154
Provisions for Accounts Receivable and Loan Losses	87,114	174,737
Stock-Based Compensation	8,137	12,487
Deferred Income Taxes	11,001	(73,656)
Impairment of Goodwill and Other Assets	—	468,634
Non-Cash Lease Expense	464	50,638
Other Changes, Net	(1,180)	5,109
Changes in Operating Assets and Liabilities, Net of Effects of Acquisitions and Dispositions:
Additions to Lease Merchandise	(974,271)	(1,032,977)
Book Value of Lease Merchandise Sold or Disposed	52,089	201,058
Accounts Receivable	(72,070)	(134,467)
Prepaid Expenses and Other Assets	106	(4,711)
Income Tax Receivable	(20)	(38,797)
Operating Lease Right-of-Use Assets and Liabilities	(895)	(53,544)
Accounts Payable and Accrued Expenses	23,552	(19,713)
Accrued Regulatory Expense	—	(175,000)
Customer Deposits and Advance Payments	(2,473)	(2,527)
Cash Provided by Operating Activities	238,841	360,755
INVESTING ACTIVITIES:
Investments in Loans Receivable	(94,129)	(39,986)
Proceeds from Loans Receivable	62,938	32,248
Outflows on Purchases of Property, Plant and Equipment	(4,781)	(33,885)
Proceeds from Disposition of Property, Plant and Equipment	45	2,220
Outflows on Acquisitions of Businesses and Customer Agreements, Net of Cash Acquired	(22,749)	(1,209)
Proceeds from Dispositions of Businesses and Customer Agreements, Net of Cash Disposed	—	359
Cash Used in Investing Activities	(58,676)	(40,253)
FINANCING ACTIVITIES:
Proceeds from Debt	—	5,625
Repayments on Debt	—	(60,748)
Dividends Paid	—	(5,351)
Acquisition of Treasury Stock	(77,196)	—
Issuance of Stock Under Stock Option Plans	2,856	2,250
Shares Withheld for Tax Payments	(4,921)	(5,877)
Debt Issuance Costs	—	(1,020)
Cash Used in Financing Activities	(79,261)	(65,121)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	(79)
Increase in Cash and Cash Equivalents	100,904	255,302
Cash and Cash Equivalents at Beginning of Period	36,645	57,755
Cash and Cash Equivalents at End of Period	$137,549	$313,057
Net Cash Paid During the Period:
Interest	$435	$6,722
Income Taxes	$23,539	$1,438
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

PROG HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. BASIS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

As described elsewhere in this Quarterly Report on Form 10-Q, the Coronavirus Disease ("COVID-19") pandemic has led to significant market disruption and has impacted many aspects of our operations, directly and indirectly. Throughout these notes to the condensed consolidated financial statements, the impacts of the COVID-19 pandemic on the financial results for the three and six months ended June 30, 2021 have been identified under the respective sections. For a discussion of significant estimates made by management regarding allowances for lease merchandise, accounts receivable, and loans receivable, as well as operational measures taken as a result of the COVID-19 pandemic, see Item 2. "Management’s Discussion and Analysis of Financial Condition and Results of Operations", including the "COVID-19 Pandemic," "Results of Operations", and "Liquidity and Capital Resources" below.
Description of Business
PROG Holdings, Inc. ("we," "our," "us," the "Company", or "PROG Holdings") is a financial technology holding company with two reportable segments: (i) Progressive Leasing, a leading provider of in-store, e-commerce and app-based lease-to-own solutions; and (ii) Vive Financial ("Vive"), which offers omnichannel second-look revolving credit products.
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
On June 25, 2021, the Company completed the acquisition of Four Technologies, Inc. ("Four"), an innovative Buy Now, Pay Later company that allows shoppers to pay for merchandise through four interest-free installments. Four’s proprietary platform capabilities and its base of customers and retailers expand PROG Holdings’ ecosystem of financial technology offerings by introducing a payment solution that further diversifies the Company's consumer fintech offerings. Shoppers use Four to purchase furniture, clothing, electronics, health and beauty, footwear, jewelry, and other consumer goods from retailers across the United States. Four is not a reportable segment for the six months ended June 30, 2021 as its revenues, loss before income taxes, and assets are not material to the Company's consolidated financial results. See Note 3 for further discussion on the acquisition.
On November 30, 2020, PROG Holdings (previously Aaron's Holdings Company, Inc.) completed the separation of its Aaron's Business segment from its Progressive Leasing and Vive segments. The separation was effected through a tax-free distribution of all outstanding shares of common stock of The Aaron's Company, Inc. ("The Aaron's Company") to the PROG Holdings shareholders of record as of the close of business on November 27, 2020 (referred to as the "separation and distribution transaction"). All direct revenues and expenses of the Aaron's Business are presented as discontinued operations for all periods through the separation and distribution date of November 30, 2020. The cash flows related to the Aaron's Business have not been segregated and are included in the condensed consolidated statements of cash flows for the six months ended June 30, 2020. With the exception of Note 2, the notes to the condensed consolidated financial statements reflect the continuing operations of PROG Holdings. See Note 2 below for additional information regarding discontinued operations.
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

PROG HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The accompanying unaudited condensed consolidated financial statements do not include all information required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments, which are of a normal recurring nature, considered necessary for a fair presentation have been included in the accompanying unaudited condensed consolidated financial statements. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2020 (the "2020 Annual Report") filed with the U.S. Securities and Exchange Commission on February 26, 2021. The results of operations for the three and six months ended June 30, 2021 are not necessarily indicative of operating results for the full year.
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

	Three Months Ended June 30,		Six Months Ended June 30,
(Shares In Thousands)	2021	2020	2021	2020
Weighted Average Shares Outstanding	67,011	67,097	67,368	66,959
Dilutive Effect of Share-Based Awards	318	426	424	734
Weighted Average Shares Outstanding Assuming Dilution	67,329	67,523	67,792	67,693

Approximately 379,000 and 334,000 weighted-average share-based awards were excluded from the computation of earnings per share assuming dilution during the three and six months ended June 30, 2021, respectively, as the awards would have been anti-dilutive for the periods presented.
Approximately 1,429,000 and 1,174,000 weighted-average share-based awards were excluded from the computation of earnings per share assuming dilution during the three and six months ended June 30, 2020, respectively, as the awards would have been anti-dilutive for the periods presented.
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

PROG HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
purchase agreements are capitalized as incurred and amortized as operating expense over the estimated lease term. The capitalized costs have been classified within prepaid expenses and other assets in the accompanying condensed consolidated balance sheets.
Interest and Fees on Loans Receivable
Interest and fees on loans receivable is primarily generated from our Vive segment. Vive extends or declines credit to an applicant through its bank partners based upon the applicant's credit rating and other factors. Qualifying applicants receive a credit card to finance their initial purchase and to use in subsequent purchases at the merchant or other participating merchants for an initial 24-month period, which Vive may renew if the cardholder remains in good standing.
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
Accounts Receivable
Accounts receivable consist primarily of receivables due from customers of Progressive Leasing and amounted to $57.1 million and $61.3 million, net of allowances, as of June 30, 2021 and December 31, 2020, respectively.

PROG HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The Company maintains an accounts receivable allowance, which primarily relates to its Progressive Leasing operations and, to a lesser extent, receivables from Vive's POS partners. The Company’s policy is to record an allowance for uncollectible renewal payments based on historical collection experience. Other qualitative factors are considered in estimating the allowance, such as current and forecasted business trends including, but not limited to, the potential unfavorable impacts of the COVID-19 pandemic on our businesses. We believe government stimulus measures in 2020 and the first half of 2021 contributed to the favorable payment trends we experienced following those measures. We believe any additional government stimulus measures may positively influence future payment trends as well. Given the significant uncertainty regarding the impacts of the COVID-19 pandemic on our business, including the existence and/or extent of any future government stimulus measures, a high level of estimation was involved in determining the allowance as of June 30, 2021; therefore, actual future accounts receivable write-offs could differ materially from the allowance. The Progressive Leasing provision for uncollectible renewal payments is recorded as a reduction of lease revenues and fees within the condensed consolidated statements of earnings. The Progressive Leasing segment writes off lease receivables that are 120 days or more contractually past due.
The following table shows the components of the accounts receivable allowance:

	Six Months Ended June 30,
(In Thousands)	2021	2020
Beginning Balance	$56,364	$65,573
Accounts Written Off, Net of Recoveries	(84,163)	(142,385)
Accounts Receivable Provision[1]	76,258	143,630
Ending Balance	$48,459	$66,818
1 Substantially all of the Accounts Receivable Provision is recorded as a reduction of lease revenues and fees within the condensed consolidated statements of earnings (loss).
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
The Company records a provision for write-offs using the allowance method. The allowance method for lease merchandise write-offs estimates the merchandise losses incurred but not yet identified by management as of the end of the accounting period based on historical write-off experience. Other qualitative factors are considered in estimating the allowance, such as current and forecasted business trends including, but not limited to, the potential unfavorable impacts of the COVID-19 pandemic on our business. We believe government stimulus measures in 2020 and the first half of 2021 contributed to the favorable payment trends we experienced following those measures. We believe any additional government stimulus measures may positively influence future payment trends as well. Given the significant uncertainty regarding the impacts of the COVID-19 pandemic on our business, including the existence and/or extent of any future government stimulus measures, a high level of estimation was involved in determining the allowance as of June 30, 2021. Continued strong customer payment activity could result in some portion of the allowance being reversed in future periods, and actual future lease merchandise write-offs could differ materially from the allowance as of June 30, 2021.
The following table shows the components of the allowance for lease merchandise write-offs, which is included within lease merchandise, net in the condensed consolidated balance sheets:

	Six Months Ended June 30,
(In Thousands)	2021	2020
Beginning Balance	$45,992	$47,362
Merchandise Written off, Net of Recoveries	(50,263)	(82,243)
Provision for Write-offs	49,898	91,865
Ending Balance	$45,627	$56,984

PROG HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Vendor Incentives and Rebates Provided to POS Partners
Progressive Leasing has agreements with some of its POS partners that require additional consideration to be paid to the POS partner, including payments for exclusivity, rebates based on lease volume originations generated through the POS partners, and payments to the POS partners for marketing or other development initiatives to promote additional lease originations through these POS partners. Payments made to POS partners as consideration for them providing exclusivity to Progressive Leasing for lease-to-own transactions with customers of the POS partner are expensed on a straight-line basis over the exclusivity term. Rebates are accrued over the period the POS partner is earning the rebate, which is typically based on quarterly or annual lease origination volumes. Payments made to POS partners for marketing or development initiatives are expensed on a straight-line basis over the period the POS partner is earning the funds or the specified marketing term. Progressive Leasing expensed $5.6 million and $9.6 million during the three and six months ended June 30, 2021, respectively, compared to $3.3 million and $6.8 million during the three and six months ended June 30, 2020, respectively. Expenses related to additional consideration provided to POS partners are classified within operating expenses in the condensed consolidated statements of earnings.
Loans Receivable, Net
Gross loans receivable primarily represents the principal balances of credit card charges at Vive's participating merchants that remain due from cardholders, plus unpaid interest and fees due from cardholders. The allowance and unamortized fees represent uncollectible amounts; merchant fee discounts, net of capitalized origination costs; promotional fee discounts; and deferred annual card fees. As of June 30, 2021, gross loans receivable also includes outstanding receivables from customers of Four.
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
The Company calculates Vive's allowance for loan losses based on internal historical loss information and incorporates observable and forecasted macroeconomic data over a twelve-month reasonable and supportable forecast period. Incorporating macroeconomic data could have a material impact on the measurement of the allowance to the extent that forecasted data changes significantly, such as higher forecasted unemployment rates and the observed significant market volatility associated with the COVID-19 pandemic. For any periods beyond the twelve-month reasonable and supportable forecast period described above, the Company reverts to using historical loss information on a straight-line basis over a period of six months and utilizes historical loss information for the remaining life of the portfolio. The Company may also consider other qualitative factors in estimating the allowance, as necessary. For the purposes of determining the allowance as of June 30, 2021, management considered other qualitative factors such as the beneficial impact of government stimulus measures to our customer base that were not fully factored into the macroeconomic forecasted data. We believe those stimulus measures have contributed to the recent favorable cardholder payment trends we are experiencing at Vive, and we believe that any additional government stimulus measures may positively influence future cardholder payment trends as well. We also considered the uncertain nature and extent of any future government stimulus programs and the potential impact, if any, these programs may have on the ability of Vive's cardholders to make payments as they come due. The allowance for loan losses is maintained at a level considered appropriate to cover expected future losses of principal, interest and fees on active loans in the loans receivable portfolio. The appropriateness of the allowance is evaluated at each period end. To the extent that actual results differ from estimates of uncollectible loans receivable, including the significant uncertainties caused by the COVID-19 pandemic, the Company's results of operations and liquidity could be materially affected.
Vive's delinquent loans receivable includes those that are 30 days or more past due based on their contractual billing dates. In response to the COVID-19 pandemic, the Company has granted affected Vive customers payment deferrals while allowing them to maintain their delinquency status for an additional 30 days per deferral. The Company places Vive's loans receivable on nonaccrual status when they are greater than 90 days past due or upon notification of cardholder bankruptcy, death or fraud. The Company discontinues accruing interest and fees and amortizing merchant fee discounts and promotional fee discounts for Vive's loans receivable in nonaccrual status. Loans receivable are removed from nonaccrual status when cardholder payments resume, the loan becomes 90 days or less past due and collection of the remaining amounts outstanding is deemed probable. Payments received on nonaccrual loans are allocated according to the same payment hierarchy methodology applied to loans that are accruing interest. Loans receivable are charged off no later than the end of the following month after the billing cycle in which the loans receivable become 120 days past due.

PROG HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Vive extends or declines credit to an applicant through its bank partners based upon the applicant's credit rating and other factors. Below is a summary of the credit quality of the Company's loan portfolio as of June 30, 2021 and December 31, 2020 by Fair Isaac and Company (FICO) score as determined at the time of loan origination:

FICO Score Category	June 30, 2021	December 31, 2020
600 or Less	7.3%	7.5%
Between 600 and 700	79.3%	79.3%
700 or Greater	12.7%	13.2%
No score identified	0.7%	—%
Prepaid Expenses and Other Assets
Prepaid expenses and other assets consist of the following:

(In Thousands)	June 30, 2021	December 31, 2020
Prepaid Expenses	$24,260	$23,030
Unamortized Initial Direct Costs on Lease Agreement Originations	5,734	4,986
Prepaid Insurance	1,861	3,639
Other Assets	7,775	7,899
Prepaid Expenses and Other Assets	$39,630	$39,554
Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consist of the following:

(In Thousands)	June 30, 2021	December 31, 2020
Accounts Payable	$9,097	$8,630
Accrued Salaries and Benefits	23,926	18,120
Accrued Sales and Personal Property Taxes	12,698	12,933
Income Taxes Payable	32,731	18,183
Other Accrued Expenses and Liabilities	23,589	20,383
Accounts Payable and Accrued Expenses	$102,041	$78,249
Debt
On November 24, 2020, the Company entered into a credit agreement with a consortium of lenders providing for a $350.0 million senior unsecured revolving credit facility (the “Revolving Facility”), under which revolving borrowings became available at the completion of the separation and distribution transaction, and under which all borrowings and commitments will mature or terminate on November 24, 2025. The Company expects that the Revolving Facility will be used to provide for working capital and capital expenditures, to finance future permitted acquisitions, and for other general corporate purposes. The Company had $50.0 million of outstanding borrowings and $300.0 million total available credit under the Revolving Facility as of June 30, 2021.
At June 30, 2021, the Company was in compliance with all covenants related to its outstanding debt. See Note 8 to the consolidated financial statements in the 2020 Annual Report for further information regarding the Company's indebtedness.

PROG HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Goodwill
Goodwill represents the excess of the purchase price paid over the fair value of the identifiable net tangible and intangible assets acquired in connection with business acquisitions. Progressive Leasing and Four are the only reporting units with goodwill. Impairment occurs when the carrying amount of goodwill is not recoverable from future cash flows. The Company’s goodwill is not amortized but is subject to an impairment test at the reporting unit level annually as of October 1 and more frequently if events or circumstances indicate that an impairment may have occurred. Factors which could necessitate an interim impairment assessment include a sustained decline in the Company’s stock price, prolonged negative industry or economic trends and significant underperformance relative to historical results, projected future operating results, or the Company fails to successfully execute on one or more elements of Progressive Leasing and/or Four's strategic plans. The Company completed its annual goodwill impairment test for Progressive Leasing as of October 1, 2020 and concluded that no impairment had occurred. The Company determined that there were no events or circumstances that occurred during the six months ended June 30, 2021 that would more likely than not reduce the fair value of Progressive Leasing below its carrying amount.
Shareholders' Equity
Changes in shareholders' equity for the six months ended June 30, 2021 and 2020 are as follows:

	Treasury Stock		Common Stock	Additional Paid-in Capital	Retained Earnings	Total Shareholders’ Equity
(In Thousands)	Shares	Amount
Balance, December 31, 2020	(23,029)	$(613,881)	$45,376	$318,263	$1,236,378	$986,136
Stock-Based Compensation	—	—	—	4,163	—	4,163
Reissued Shares	216	3,671	—	(8,400)	—	(4,729)
Repurchased Shares	(589)	(28,102)	—	—	—	(28,102)
Net Earnings	—	—	—	—	79,488	79,488
Balance, March 31, 2021	(23,402)	$(638,312)	$45,376	$314,026	$1,315,866	$1,036,956
Stock-Based Compensation	—	—	—	3,973	—	3,973
Reissued Shares	61	1,751	—	912	—	2,663
Repurchased Shares	(911)	(49,094)	—	—	—	(49,094)
Net Earnings	—	—	—	—	68,837	68,837
Balance, June 30, 2021	(24,252)	$(685,655)	$45,376	$318,911	$1,384,703	$1,063,335

PROG HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Treasury Stock		Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
(In Thousands, Except Per Share)	Shares	Amount
Balance, December 31, 2019	(24,034)	$(627,940)	$45,376	$290,229	$2,029,613	$(19)	$1,737,259
Opening Balance Sheet Adjustment - ASU 2016-13, net of taxes	—	—	—	—	(6,715)	—	(6,715)
Cash Dividends, $0.04 per share	—	—	—	—	(2,700)	—	(2,700)
Stock-Based Compensation	—	—	—	5,878	—	—	5,878
Reissued Shares	368	7,291	—	(12,640)	—	—	(5,349)
Net Loss	—	—	—	—	(280,005)	—	(280,005)
Foreign Currency Translation Adjustment	—	—	—	—	—	(1,754)	(1,754)
Balance, March 31, 2020	(23,666)	$(620,649)	$45,376	$283,467	$1,740,193	$(1,773)	$1,446,614
Cash Dividends, $0.04 per share	—	—	—	—	(2,701)	—	(2,701)
Stock-Based Compensation	—	—	—	6,856	—	—	6,856
Reissued Shares	53	1,392	—	330	—	—	1,722
Net Earnings	—	—	—	—	68,377	—	68,377
Foreign Currency Translation Adjustment	—	—	—	—	—	331	331
Balance, June 30, 2020	(23,613)	$(619,257)	$45,376	$290,653	$1,805,869	$(1,442)	$1,521,199

Stock-based Compensation
The Company issued 267,503 restricted stock units or restricted stock awards (collectively, "restricted stock") during the three months ended June 30, 2021 to employees and directors, which vest over one to three-year periods. The weighted average fair value of the awards was $48.88, which was based on the fair market value of the Company’s common stock on the date of grants. The restricted stock grants are settled in common stock and are subject to continued employment to be earned. The Company will recognize the grant date fair value of the restricted stock as stock-based compensation expense over the requisite service period of one to three years.
The Company issued 421,318 performance share units during the three months ended June 30, 2021 to certain employees, which vest over one to three-year periods for certain units and upon the achievement of specified performance conditions for other units. The weighted average fair value of the units was $49.36, which was based on the fair market value of the Company’s common stock on the date of grants. The performance share unit grants are settled in common stock and are subject to continued employment and achievement of specified performance conditions to be earned. The performance criteria vary by agreement and includes the following performance conditions: (i) adjusted pre-tax profit, (ii) return on investment capital, (iii) consolidated revenues, (iv) segment or business unit revenues, and/or (v) certain business development and technology initiatives. The number of performance share units that are ultimately issued are subject to payout percentages ranging from 0% up to a maximum of 100%, 200%, or 260% depending on the specified terms and conditions of the performance periods contained in each agreement. The Company will recognize the grant date fair value of the performance units as stock-based compensation expense over the estimated vesting period based on the Company's projected assessment of the performance conditions that are probable of being achieved in accordance with ASC 718, Stock-based Compensation.
A significant portion of the restricted stock and performance share units granted during the three months ended June 30, 2021 were issued to key employees of Four on the June 25, 2021 acquisition date. These awards have been excluded from the preliminary purchase price of Four and are recognized separate from the acquisition of assets and assumption of liabilities since all awards require post-acquisition employment with the Company as a condition for vesting. See further discussion on the acquisition in Note 3.

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

PROG HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 2. DISCONTINUED OPERATIONS
As discussed in Note 1 above, on November 30, 2020, PROG Holdings completed the separation and distribution of its Aaron's Business segment, and the requirements for the presentation of Aaron's Business as a discontinued operation were met on that date. Accordingly, all direct revenues and expenses of the Aaron's Business operations have been classified within discontinued operations, net of income tax, within our condensed consolidated statements of earnings for all periods through the separation and distribution date of November 30, 2020. Corporate overhead costs previously reported as expenses of the Aaron’s Business segment did not qualify for classification within discontinued operations and have been classified as expenses within continuing operations for all periods presented through the separation and distribution date of November 30, 2020. The following table summarizes the major classes of line items constituting the earnings (loss) of our Aaron's Business segment, which are included within the loss from discontinued operations, net of income tax, in the condensed consolidated statements of earnings and the operating and investing cash flows of the discontinued operations.

	Three Months Ended June 30,	Six Months Ended June 30,
(In Thousands)	2020	2020
Revenues	$430,955	$863,788
Operating Profit (Loss)	33,678	(425,042)
Earnings (Loss) from Discontinued Operations Before Income Tax[1]	32,773	(431,505)
Income Tax Expense (Benefit) from Discontinued Operations	23,393	(103,198)
Earnings (Loss) from Discontinued Operations, Net of Income Tax	$9,380	$(328,307)

Cash Flows:
Cash Provided by Operating Activities - Discontinued Operations	$142,582	$222,604
Cash Used in Investing Activities - Discontinued Operations	$7,019	$28,703
1 Loss from Discontinued Operations Before Income Tax during the six months ended June 30, 2020 reflects a $446.9 million goodwill impairment loss related to the Aaron's Business segment and $14.1 million related to an early termination fee for a sales and marketing contract.
In order to facilitate an effective separation and distribution, the Company entered into several agreements with The Aaron's Company, which govern the nature of the relationship between and responsibilities of the two companies following the separation. For more detailed information concerning the agreements, see Note 2 to the Company's Annual Report for the year ended December 31, 2020. No changes have been made to any of the agreements as of June 30, 2021. Payments and expense reimbursements for transition services were not material during the three and six months ended June 30, 2021 and are not expected to be material in future periods.
NOTE 3. ACQUISITION
On June 25, 2021, the Company acquired 100% of the capital stock of Four Technologies, Inc. ("Four") for an estimated purchase price of $23.5 million in cash, inclusive of cash acquired of $0.5 million. The purchase price is subject to a working capital adjustment that will take place 90 days after the acquisition date.
Four is an innovative Buy Now, Pay Later company that allows shoppers to pay for merchandise through four interest-free installments. Four’s proprietary platform capabilities and its base of customers and retailers expand PROG Holdings’ ecosystem of financial technology offerings by introducing a payment solution that further diversifies the Company's consumer fintech offerings. Shoppers use Four to purchase furniture, clothing, electronics, health and beauty, footwear, jewelry, and other consumer goods from retailers across the United States.
The amounts of revenue and earnings of Four included in our condensed consolidated statements of earnings from the acquisition date of June 25, 2021 through June 30, 2021 were not material to the Company's consolidated financial results. Additionally, the pro forma impacts on the Company's revenues and earnings as if the acquisition occurred on January 1, 2020 were immaterial.
Assets acquired and liabilities assumed in connection with the acquisition have been recorded at their fair values. The following table provides the preliminary estimated fair values of the identifiable assets acquired and liabilities assumed as of the acquisition date.

PROG HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(In Thousands)	June 25, 2021
Estimated Aggregate Purchase Price	$23,465
Estimated Fair Value of Identifiable Assets Acquired and Liabilities Assumed
Cash and Cash Equivalents	530
Loans Receivable	1,030
Property, Plant and Equipment	210
Other Intangibles	5,173
Prepaid Expenses and Other Assets	48
Total Identifiable Assets Acquired	6,991
Accounts Payable and Accrued Expenses	(77)
Deferred Income Tax Liability	(1,275)
Total Liabilities Assumed	(1,352)
Goodwill	17,826
Net Assets Acquired	$23,465

The intangible assets attributable to the acquisition are comprised of the following:

	Fair Value (In Thousands)	Weighted Average Life (In Years)
Acquired technology	$4,000	5.0
Tradename	587	5.0
Merchant relationships	586	2.0
Total Acquired Intangible Assets[1]	$5,173
1 Acquired definite-lived intangible assets have a total weighted average life of 4.7 years.
The fair value measurements for acquired intangible assets were primarily based on significant unobservable inputs (level 3) developed using company-specific information. Goodwill consists of the excess of the estimated purchase price over the fair value of the net assets acquired and represents the Company's ability to provide a Buy Now, Pay Later product to PROG Holdings' existing base of retailers, merchants, and customers. The value of goodwill is not tax deductible.
The values above reflect our preliminary purchase price allocation and may change as we finalize our assessments of the acquired assets and liabilities during the measurement period. Adjustments to the preliminary purchase price allocation may result from working capital adjustments, obtaining additional information to finalize the valuation of intangible assets, and the finalization of our assessment of the tax impacts of the assets and liabilities acquired, including potential acquired net operating loss carryforwards.
The Company incurred $0.6 million of acquisition-related costs in connection with the acquisition during the three months ended June 30, 2021. These costs were included in operating expenses in the condensed consolidated statements of earnings.

PROG HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 4. FAIR VALUE MEASUREMENT
Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table summarizes financial liabilities measured at fair value on a recurring basis:

(In Thousands)	June 30, 2021			December 31, 2020
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Deferred Compensation Liability	$—	$2,095	$—	$—	$1,740	$—

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
Four's loans receivable on the condensed consolidated balance sheet as of June 30, 2021 approximated fair value based on a discounted cash flow methodology.
The following table summarizes the fair value of loans receivable held by Vive and Four:

(In Thousands)	June 30, 2021			December 31, 2020
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Loans Receivable, Net	$—	$—	$149,815	$—	$—	$119,895

PROG HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 5. LOANS RECEIVABLE
The following is a summary of the Company’s loans receivable, net:

(In Thousands)	June 30, 2021	December 31, 2020
Loans Receivable, Gross	$161,031	$131,422
Unamortized Fees	(12,825)	(10,147)
Loans Receivable, Amortized Cost	148,206	121,275
Allowance for Loan Losses	(45,151)	(42,127)
Loans Receivable, Net of Allowances and Unamortized Fees	$103,055	$79,148

The table below presents credit quality indicators of the amortized cost of the Company's loans receivable by origination year:

(In Thousands)
As of June 30, 2021	2021	2020	2019	2018	2017	Prior	Total
FICO Score Category:
600 or Less	$5,920	$3,904	$1,099	$330	$53	$42	$11,348
Between 600 and 700	58,507	38,784	11,377	4,117	2,515	2,028	117,328
700 or Greater	10,149	5,631	1,138	659	409	514	18,500
No Score Identified	1,030	—	—	—	—	—	1,030
Total Amortized Cost	$75,606	$48,319	$13,614	$5,106	$2,977	$2,584	$148,206

Included in the table below is an aging of the loans receivable, gross balance:

(Dollar Amounts in Thousands)
Aging Category	June 30, 2021	December 31, 2020
30-59 days past due	5.0%	5.7%
60-89 days past due	2.2%	2.6%
90 or more days past due	2.4%	3.1%
Past due loans receivable	9.6%	11.4%
Current loans receivable	90.4%	88.6%
Balance of Credit Card Loans on Nonaccrual Status	1,965	1,962
Balance of Loans Receivable 90 or More Days Past Due and Still Accruing Interest and Fees	$—	$—

PROG HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The tables below present the components of the allowance for loan losses for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,
(In Thousands)	2021	2020
Beginning Balance	$44,656	$31,594
Provision for Loan Losses	4,388	3,428
Charge-offs	(4,766)	(5,132)
Recoveries	873	803
Ending Balance	$45,151	$30,693

	Six Months Ended June 30,
(In Thousands)	2021	2020
Beginning Balance	$42,127	$14,911
CECL Transition Adjustment [1]	—	9,463
Provision for Loan Losses	10,856	16,150
Charge-offs	(9,649)	(11,333)
Recoveries	1,817	1,502
Ending Balance	$45,151	$30,693
1 Upon the January 1, 2020 adoption of CECL, the Company increased its allowance for loan losses by $9.5 million. The increase was recorded as a cumulative-effect non-cash adjustment of $6.7 million, net of tax, to the opening balance of the Company's 2020 retained earnings.
NOTE 6. COMMITMENTS AND CONTINGENCIES
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
As of June 30, 2021 and December 31, 2020, the Company had accrued $0.1 million for pending legal and regulatory matters for which it believes losses are probable and is the Company's best estimate of its exposure to loss. The Company records legal and regulatory liabilities in accounts payable and accrued expenses in the condensed consolidated balance sheets. The Company estimates that the aggregate range of reasonably possible loss in excess of accrued liabilities for such probable loss contingencies is between zero and $0.2 million.
At June 30, 2021, the Company estimated that the aggregate range of loss for all material pending legal and regulatory proceedings for which a loss is reasonably possible, but less likely than probable (i.e., excluding the contingencies described in the preceding paragraph), is immaterial. Those matters for which a reasonable estimate is not possible are not included within estimated ranges and, therefore, the estimated ranges do not represent the Company's maximum loss exposure. The Company’s estimates for legal and regulatory accruals, aggregate probable loss amounts and reasonably possible loss amounts, are all subject to the uncertainties and variables described above.

PROG HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
Off-Balance Sheet Risk
The Company, through its Vive segment, has unconditionally cancellable unfunded lending commitments totaling approximately $393.4 million and $287.3 million as of June 30, 2021 and December 31, 2020, respectively, that do not give rise to revenues and cash flows. These unfunded commitments arise in the ordinary course of business from credit card agreements with individual cardholders that give them the ability to borrow, against unused amounts, up to the maximum credit limit assigned to their account. While these unfunded amounts represent the total available unused lines of credit, the Company does not anticipate that all cardholders will utilize their entire available line at any given point in time. Commitments to extend unsecured credit are agreements to lend to a cardholder so long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.
NOTE 7. SEGMENTS
As of June 30, 2021, the Company has two reportable segments: Progressive Leasing and Vive. As discussed in Note 1 above, the Company spun-off its Aaron's Business segment effective November 30, 2020 through the tax-free distribution of all outstanding common stock of The Aaron's Company, Inc. to the PROG Holdings shareholders. All direct revenues and expenses of the Aaron's Business operations have been classified within discontinued operations, net of income tax, within our consolidated statements of earnings for all periods through the November 30, 2020 separation and distribution date.
As discussed in Note 3, on June 25, 2021, the Company completed the acquisition of Four, an innovative Buy Now, Pay Later company that allows shoppers to pay for merchandise through four interest-free installments. Four is not a reportable segment for the six months ended June 30, 2021 as its revenues, loss before income taxes, and assets are not material to the Company's consolidated financial results.
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

PROG HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Vive offers a variety of second-look financing programs originated through third-party federally insured banks to customers of participating merchants and, together with Progressive Leasing, allows the Company to provide retail partners with below-prime customers one source for financing and leasing transactions.
Disaggregated Revenue
The following table presents revenue by source and by segment for the three months ended June 30, 2021 and 2020:

	Three Months Ended June 30, 2021			Three Months Ended June 30, 2020
(In Thousands)	Progressive Leasing	Vive	Total	Progressive Leasing	Vive	Total
Lease Revenues and Fees[1]	$646,048	$—	$646,048	$589,749	$—	$589,749
Interest and Fees on Loans Receivable[2]	—	13,923	13,923	—	9,415	9,415
Total	$646,048	$13,923	$659,971	$589,749	$9,415	$599,164
1 Revenue within the scope of ASC 842, Leases.
2    Revenue within the scope of ASC 310, Credit Card Interest & Fees.
The following table presents revenue by source and by segment for the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30, 2021			Six Months Ended June 30, 2020
(In Thousands)	Progressive Leasing	Vive	Total	Progressive Leasing	Vive	Total
Lease Revenues and Fees[1]	$1,354,030	$—	$1,354,030	$1,248,283	$—	$1,248,283
Interest and Fees on Loans Receivable[2]	—	26,942	26,942	—	19,322	19,322
Total	$1,354,030	$26,942	$1,380,972	$1,248,283	$19,322	$1,267,605
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
The Company incurred various corporate overhead expenses for certain executive management, finance, treasury, tax, audit, legal, risk management, and other overhead functions during the three and six months ended June 30, 2021 and 2020. For 2020, the Company allocated a predetermined portion of these corporate overhead costs to the Progressive Leasing and Vive segments, which are reflected as expenses of these segments in calculating the earnings before income taxes for the three and six months ended June 30, 2020. The remaining unallocated corporate expenses represent corporate overhead costs that were previously assigned to the Aaron's Business segment and are in addition to the overhead costs allocated to the Progressive Leasing and Vive segments for the three and six months ended June 30, 2020. These unallocated corporate overhead expenses have been classified as continuing operations since the costs were not directly attributable to the discontinued operations of the Aaron's Business. These costs are reflected below as unallocated corporate expenses in 2020. The allocation of corporate overhead costs to the Progressive Leasing and Vive segments is consistent with how the chief operating decision maker analyzed performance and allocated resources among the segments of the Company during 2020. For 2021, corporate overhead expenses incurred are primarily reflected as expenses of the Progressive Leasing segment and an immaterial amount was allocated to the Vive segment. The following is a summary of earnings before income taxes by segment:

PROG HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended June 30,
(In Thousands)	2021	2020
Earnings Before Income Taxes:
Progressive Leasing	$87,521	$63,113
Vive	4,353	1,626
Unallocated Corporate Expenses	—	(4,975)
Total Earnings Before Income Taxes	$91,874	$59,764

	Six Months Ended June 30,
(In Thousands)	2021	2020
Earnings Before Income Taxes:
Progressive Leasing	$191,693	$125,820
Vive	5,777	(5,526)
Unallocated Corporate Expenses	—	(10,705)
Total Earnings Before Income Taxes	$197,470	$109,589

The following is a summary of total assets by segment:

(In Thousands)	June 30, 2021	December 31, 2020
Assets:
Progressive Leasing	$1,268,275	$1,209,650
Vive	132,828	107,754
Other	24,817	—
Total Assets	$1,425,920	$1,317,404

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
The following discussion should be read in conjunction with the condensed consolidated financial statements as of and for the three and six months ended June 30, 2021 and 2020, including the notes to those statements, appearing elsewhere in this report. We also suggest that management’s discussion and analysis appearing in this report be read in conjunction with the management’s discussion and analysis and consolidated financial statements included in our 2020 Annual Report.
Business Overview
PROG Holdings, Inc. ("we," "our," "us," the "Company", or "PROG Holdings") is a financial technology holding company with two operating and reportable segments: (i) Progressive Leasing, a leading provider of in-store, e-commerce and app-based lease-to-own solutions; and (ii) Vive Financial ("Vive"), which offers omnichannel second-look revolving credit products.
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
On June 25, 2021, the Company completed the acquisition of Four Technologies, Inc. ("Four"), an innovative Buy Now, Pay Later company that allows shoppers to pay for merchandise through four interest-free installments. Four’s proprietary platform capabilities and its base of customers and retailers expand PROG Holdings’ ecosystem of financial technology offerings by introducing a payment solution that further diversifies the Company's consumer fintech offerings. Shoppers use Four to purchase furniture, clothing, electronics, health and beauty, footwear, jewelry, and other consumer goods from retailers across the United States. Four is not expected to be a reportable segment in 2021 as its revenues, earnings (loss) before income taxes, and assets are not expected to be material to the Company's consolidated financial results in 2021.
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

COVID-19 Pandemic
On March 11, 2020, the World Health Organization declared the outbreak of COVID-19 a pandemic. Since then, the COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains and increased unemployment levels. Although the temporary showroom and/or store closures or reduced hours and scope of operations that many of our POS partners experienced during portions of 2020 have eased, other pandemic-related factors continue to unfavorably impact many of our POS partners, including supply chain disruptions resulting in shortages of available products at certain POS partners, primarily in the appliance, electronics and furniture categories. These pandemic-related developments had an unfavorable impact on Progressive Leasing’s generation of new lease agreements, gross merchandise volume and revenues.
The COVID-19 pandemic may adversely impact our business, results of operations, financial condition, liquidity and/or cash flow in future periods. The extent of any such adverse impacts will depend on future developments, which are highly uncertain and cannot be predicted, including (i) the length and severity of the pandemic, including, for example, the emergence of more contagious and harmful variants of COVID-19 and localized outbreaks or additional waves of COVID-19 cases; (ii) the impact of any such outbreaks on our customers, POS partners, and employees; (iii) the nature of any government orders issued in response to such outbreaks; (iv) the effectiveness, availability and level of use of vaccines; and (v) whether there is any additional government stimulus in response to the pandemic, as well as the nature, timing and amount of such stimulus payments.
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
We cannot be certain that our customers will continue making their payments to us at the current levels, in future periods, if the federal government does not continue supplemental unemployment benefits and/or enact additional stimulus measures. For example, if the rate of unemployment remains relatively high, the government's failure to do so could result in a significant reduction in the portion of our customers who continue making payments owed to us under their lease-to-own or credit card agreements. During July 2021, the Internal Revenue Service is expected to begin making advance child tax credit payments to qualifying families. With respect to these payments and any further stimulus measures that may be enacted in the future, we cannot be certain that our customers will use such benefits to continue making payments to us at the current levels under their lease-to-own or credit card agreements. In addition, if the recent significant increase in inflation continues in future periods, such a development may adversely impact our customers continuing to make payments to us at the current levels, and may have an unfavorable impact on our financial performance.
Additionally, any future stimulus payments and/or federally supplemented unemployment payments may result in changing consumer spending behaviors resulting in fewer consumers executing lease-to-own or credit card agreements with us and/or more existing customers electing early lease buyouts options, which have lower margins.

Highlights
The following summarizes significant financial highlights from the three months ended June 30, 2021:
•We reported revenues of $660.0 million, an increase of 10.1% compared to the second quarter of 2020. Our increase in revenues was primarily due to growth of the Company's portfolio of leased assets, driven by a rise in GMV generated from continued growth from large national POS partners and increased penetration in e-commerce. Continued strong customer payment performance across both the Progressive Leasing and Vive segments also contributed to increased revenues during the three months ended June 30, 2021. In the second quarter of 2021, GMV generated through e-commerce platforms represented 13.0% of total Progressive Leasing GMV, compared to 4.3% in the second quarter of 2020.
•Earnings before income taxes increased to $91.9 million compared to $59.8 million in the same period in 2020. The increase is primarily due to the overall revenue growth discussed above and a decrease in the provision for lease merchandise write-offs, partially offset by increases in personnel costs, professional services, and advertising expenses. Other impacts to earnings before income taxes compared to 2020 included:
◦In the second quarter of 2021, we released $5.3 million of incremental lease merchandise and accounts receivable allowances established in the first quarter of 2020 in response to the COVID-19 pandemic, due to continued strong customer payment activity. As of June 30, 2021, we had $4.4 million and $2.0 million of incremental lease merchandise and accounts receivable COVID-19 allowances, respectively. Given the significant uncertainty regarding customer payment behaviors resulting from the COVID-19 pandemic, including the existence and/or extent of any future government stimulus measures, a high level of estimation was involved in determining the allowances as of June 30, 2021. If we continue to experience the recent strong customer payment trends and low levels of write-offs in future periods, some or all of these remaining incremental COVID-19 allowances may be reversed.
◦In the second quarter of 2021, we released $2.9 million of allowances for loan losses, primarily due to forecasted improvements in macroeconomic conditions as of June 30, 2021, as compared to a $1.0 million increase in the allowance for loan losses in the second quarter of 2020.
◦We recognized $5.0 million of unallocated corporate costs in the second quarter of 2020, which relates to overhead costs previously recognized within the Aaron's Business segment that did not qualify for classification within discontinued operations. The favorable year-over-year impact in 2021, related to the unallocated corporate costs incurred in the second quarter of 2020, was partially offset by additional corporate costs incurred in the second quarter of 2021 related to new personnel and functions associated with the Company becoming a standalone public company following the November 30, 2020 separation and distribution transaction.

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

The following table presents our GMV for the Company for the periods presented:

For the Three Months Ended June 30 (Unaudited and In Thousands)	2021	2020
GMV:
Progressive Leasing	$505,971	$404,018
Vive	51,701	21,536
Total GMV	$557,672	$425,554
The increase in Progressive Leasing's GMV was driven by both higher average merchandise price per lease and by an increase in the quantity of new leases originated in the second quarter of 2021, compared to the second quarter of 2020, resulting from continued growth from large national POS partners and increased penetration in e-commerce. E-commerce channels generated 13.0% of Progressive Leasing's GMV in the second quarter of 2021 compared to 4.3% in the second quarter of 2020. Vive's GMV growth was driven by an increase in loan originations at both new and existing POS partners. Our Progressive Leasing and Vive GMV was unfavorably impacted by showroom and/or store closures and other disruptions for our POS partners in the second quarter of 2020, as a result of governmental orders and voluntary measures taken by our POS partners in response to the COVID-19 pandemic, which also contributed to higher GMV in the second quarter of 2021 when compared to the second quarter of 2020.
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

As of June 30 (Unaudited)	2021	2020
Active Customer Count:
Progressive Leasing	905,000	902,000
Vive	81,000	49,000
Total Active Customer Count	986,000	951,000
The increase in the number of Vive customers was due to continued growth in new loan originations at both new and existing POS partners.
Key Components of Earnings Before Income Taxes
In this management’s discussion and analysis section, we review our condensed consolidated results. For the three and six months ended June 30, 2021 and the comparable prior year period, some of the key revenue, cost and expense items that affected earnings before income taxes were as follows:
Revenues. We separate our total revenues into two components: (i) lease revenues and fees and (ii) interest and fees on loans receivable. Lease revenues and fees include all revenues derived from lease agreements from our Progressive Leasing segment. Interest and fees on loans receivable represents merchant fees, finance charges and annual and other fees earned on outstanding loans in our Vive segment and, to a lesser extent, from Four.
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

Results of Operations – Three months ended June 30, 2021 and 2020

	Three Months Ended June 30,		Change
(In Thousands)	2021	2020	$	%
REVENUES:
Lease Revenues and Fees	$646,048	$589,749	$56,299	9.5%
Interest and Fees on Loans Receivable	13,923	9,415	4,508	47.9
	659,971	599,164	60,807	10.1
COSTS AND EXPENSES:
Depreciation of Lease Merchandise	439,658	420,731	18,927	4.5
Provision for Lease Merchandise Write-Offs	31,258	36,151	(4,893)	(13.5)
Operating Expenses	96,745	82,518	14,227	17.2
	567,661	539,400	28,261	5.2
OPERATING PROFIT	92,310	59,764	32,546	54.5
Interest Expense	(436)	—	(436)	nmf
EARNINGS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	91,874	59,764	32,110	53.7
INCOME TAX EXPENSE	23,037	767	22,270	nmf
NET EARNINGS FROM CONTINUING OPERATIONS	68,837	58,997	9,840	16.7
EARNINGS FROM DISCONTINUED OPERATIONS, NET OF INCOME TAX	—	9,380	(9,380)	nmf
NET EARNINGS	$68,837	$68,377	$460	0.7%
nmf—Calculation is not meaningful

Revenues
Information about our revenues by source and reportable segment is as follows:

	Three Months Ended June 30,		Change
(In Thousands)	2021	2020	$	%
REVENUES:
Lease Revenues and Fees[1]	$646,048	$589,749	$56,299	9.5%
Interest and Fees on Loans Receivable[2]	13,923	9,415	4,508	47.9
Total Revenues	$659,971	$599,164	$60,807	10.1%
1 All Lease Revenues and Fees are attributable to the Progressive Leasing segment.
2 All Interest and Fees on Loans Receivable are attributable to the Vive segment.
Progressive Leasing revenues increased due to an increase in GMV driven by continued growth from large national POS partners and e-commerce platforms, in addition to continued strong customer payment performance. The increase in Vive revenues was due to continued strong customer payment performance and a 140.1% increase in GMV in the second quarter of 2021, compared to the second quarter of 2020, resulting in growth in our loans receivable portfolio and additional interest and fee revenues.
Operating Expenses
Information about certain significant components of operating expenses for the second quarter of 2021 as compared to the second quarter of 2020 is as follows:

	Three Months Ended June 30,		Change
(In Thousands)	2021	2020	$	%
Personnel Costs[1]	$45,844	$40,617	$5,227	12.9%
Stock-Based Compensation	3,973	5,553	(1,580)	(28.5)
Occupancy Costs	1,432	1,670	(238)	(14.3)
Advertising	4,728	1,684	3,044	180.8
Provision for Loan Losses	4,388	3,428	960	28.0
Intangible Amortization	5,421	5,566	(145)	(2.6)
Professional Services	7,115	2,656	4,459	167.9
Other Operating Expenses	23,844	21,344	2,500	11.7
Operating Expenses	$96,745	$82,518	$14,227	17.2%
nmf—Calculation is not meaningful
1 Personnel costs excludes stock-based compensation expense, which is reported separately in the operating expense table.
The increase in personnel costs of $5.2 million was driven by an increase of $7.9 million at Progressive Leasing for additional hiring and promotions resulting from continued growth in the business and new personnel costs for functions associated with becoming a standalone public company effective November 30, 2020. These increases were partially offset by $2.9 million related to executive personnel costs incurred by the Aaron's Business segment in the second quarter of 2020, which did not qualify for classification within discontinued operations, and are classified within unallocated corporate costs for segment purposes.
Stock-based compensation decreased $1.6 million due to $2.2 million incurred in the second quarter of 2020 for executive awards previously classified within the Aaron's Business segment, which did not qualify for classification within discontinued operations, and are classified within unallocated corporate costs for segment purposes. This decrease was partially offset by $0.7 million of additional expense in the second quarter of 2021 as the result of awards for additional personnel hired to support our continued growth and as a result of PROG Holdings becoming a standalone public company.
Advertising expenses increased $3.0 million from the same quarter in 2020 due to the Company's efforts to continue growing GMV from existing POS partners and to further expand into e-commerce, combined with reduced marketing efforts in the second quarter of 2020 due to cost cutting measures implemented in response to the COVID-19 pandemic.
Professional services expenses increased in the second quarter of 2021 compared to the prior year quarter due to higher IT consulting costs, costs associated with becoming a new standalone company in November 2020 and also due to increased legal costs, combined with reduced professional services in the second quarter of 2020 due to cost cutting measures implemented in response to the COVID-19 pandemic.
Other Costs and Expenses
Depreciation of lease merchandise. Depreciation of lease merchandise increased due to growth in Progressive Leasing's portfolio of leased assets in the second quarter of 2021 compared to 2020. As a percentage of total lease revenues and fees, depreciation of lease merchandise decreased to 68.1% from 71.3% in the prior year quarter, primarily due to a decline in the provision for uncollectible renewal payments in 2021, combined with a higher percentage of 90-day buyouts and other early buyout elections in 2020 compared to 2021.
Provision for lease merchandise write-offs. The provision for lease merchandise write-offs decreased $4.9 million due to continued strong payment activity from customers, low write-offs, and changes to estimates in our allowance for lease merchandise write-offs. In the second quarter of 2021, we released $4.0 million of incremental COVID-19 lease merchandise allowance, which was established in the first quarter of 2020, as a result of continued strong customer payment activity and low write-offs through June 30, 2021. Given the significant uncertainty regarding the impacts of the COVID-19 pandemic and its effects on our customers and on our business going forward, a high level of estimation was involved in determining the allowance as of June 30, 2021; therefore, actual lease merchandise write-offs could differ materially from the allowance.
The provision for lease merchandise write-offs as a percentage of lease revenues decreased to 4.8% in 2021 from 6.1% in 2020 as a result of low levels of delinquencies and improved customer payment activity, which contributed to favorable changes in estimates on the allowance as discussed above.
Earnings Before Income Taxes
Information about our earnings before income taxes by reportable segment is as follows:

	Three Months Ended June 30,		Change
(In Thousands)	2021	2020	$	%
EARNINGS BEFORE INCOME TAXES:
Progressive Leasing	$87,521	$63,113	$24,408	38.7%
Vive	4,353	1,626	2,727	167.7
Unallocated Corporate Expenses	—	(4,975)	4,975	nmf
Total Earnings Before Income Taxes	$91,874	$59,764	$32,110	53.7%
nmf—Calculation is not meaningful
The factors impacting the change in earnings before income taxes are discussed above.
Income Tax Expense
Income tax expense increased to $23.0 million for the three months ended June 30, 2021 compared to $0.8 million recorded in the prior year comparable period. The effective tax rate of 1.3% for the three months ended June 30, 2020 was the result of a decrease to the projected full year 2020 effective tax rate, excluding discrete tax adjustments, at June 30, 2020 as compared to March 31, 2020 caused by uncertainty arising from the COVID-19 pandemic. There are no material adjustments between the Company's effective tax rate of 25.1% for the three months ended June 30, 2021 and the Company's statutory income tax rate.

Results of Operations – Six months ended June 30, 2021 and 2020

	Six Months Ended June 30,		Change
(In Thousands)	2021	2020	$	%
REVENUES:
Lease Revenues and Fees	$1,354,030	$1,248,283	$105,747	8.5%
Interest and Fees on Loans Receivable	26,942	19,322	7,620	39.4
	1,380,972	1,267,605	113,367	8.9
COSTS AND EXPENSES:
Depreciation of Lease Merchandise	944,715	884,649	60,066	6.8
Provision for Lease Merchandise Write-Offs	49,898	91,865	(41,967)	(45.7)
Operating Expenses	187,941	181,502	6,439	3.5
	1,182,554	1,158,016	24,538	2.1
OPERATING PROFIT	198,418	109,589	88,829	81.1
Interest Expense	(948)	—	(948)	nmf
EARNINGS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	197,470	109,589	87,881	80.2
INCOME TAX EXPENSE (BENEFIT)	49,145	(7,090)	56,235	nmf
NET EARNINGS FROM CONTINUING OPERATIONS	148,325	116,679	31,646	27.1
LOSS FROM DISCONTINUED OPERATIONS, NET OF INCOME TAX	—	(328,307)	328,307	nmf
NET EARNINGS (LOSS)	$148,325	$(211,628)	$359,953	nmf
nmf—Calculation is not meaningful

Revenues
Information about our revenues by source and reportable segment is as follows:

	Six Months Ended June 30,		Change
(In Thousands)	2021	2020	$	%
REVENUES:
Lease Revenues and Fees[1]	$1,354,030	$1,248,283	$105,747	8.5%
Interest and Fees on Loans Receivable[2]	26,942	19,322	7,620	39.4
Total Revenues	$1,380,972	$1,267,605	$113,367	8.9%
1 All Lease Revenues and Fees are attributable to the Progressive Leasing segment.
2 All Interest and Fees on Loans Receivable are attributable to the Vive segment.
Progressive Leasing revenues increased due to continued GMV growth from large national POS partners and e-commerce platforms, in addition to continued strong customer payment performance and elevated early lease buyout activity. The increase in Vive revenues was due to continued strong customer payment performance and a 129.4% increase in GMV in the six months ended June 30, 2021, compared to the six months ended June 30, 2020, resulting in growth in our loans receivable portfolio and additional interest and fee revenues.
Operating Expenses
Information about certain significant components of operating expenses for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020 is as follows:

	Six Months Ended June 30,		Change
(In Thousands)	2021	2020	$	%
Personnel Costs[1]	$90,061	$83,646	$6,415	7.7%
Stock-Based Compensation	8,136	10,415	(2,279)	(21.9)
Occupancy Costs	2,814	3,456	(642)	(18.6)
Advertising	7,648	3,359	4,289	127.7
Provision for Loan Losses	10,856	16,150	(5,294)	(32.8)
Intangible Amortization	10,842	11,132	(290)	(2.6)
Professional Services	11,462	5,716	5,746	100.5
Other Operating Expenses	46,122	47,628	(1,506)	(3.2)
Operating Expenses	$187,941	$181,502	$6,439	3.5%
nmf—Calculation is not meaningful
1 Personnel costs excludes stock-based compensation expense, which is reported separately in the operating expense table.
The increase in personnel costs of $6.4 million was driven by an increase of $10.8 million at Progressive Leasing for additional hiring and promotions resulting from continued growth in the business and new personnel costs for functions associated with becoming a standalone public company effective November 30, 2020. These increases were partially offset by $5.0 million related to executive personnel costs incurred by the Aaron's Business segment in the six months ended June 30, 2020, which did not qualify for classification within discontinued operations, and are classified within unallocated corporate costs for segment purposes.
Stock-based compensation decreased $2.3 million due to $4.2 million incurred in the six months ended June 30, 2020 for executive awards previously classified within the Aaron's Business segment, which did not qualify for classification within discontinued operations, and are classified within unallocated corporate costs for segment purposes. This decrease was partially offset by additional expenses of $1.1 million as the result of a stock compensation modification and $0.9 million for awards for additional personnel in the six months ended June 30, 2021.
Advertising expenses increased $4.3 million due to the Company's efforts to continue growing GMV from existing POS partners and to further expand into e-commerce, combined with reduced marketing efforts in the same period of 2020 due to cost cutting measures implemented in response to the COVID-19 pandemic.
The decreased provision for loan losses was due to continued strong customer payment activity and changes to estimates in our allowance for loan losses, partially offset by the establishment of new allowances due to GMV growth. In the six months ended June 30, 2020, the allowance for loan losses for Vive increased by $8.1 million due to unfavorable forecasted macroeconomic conditions resulting from the COVID-19 pandemic. In the six months ended June 30, 2021, we released $5.0 million of allowances for loan losses due to forecasted improvements in macroeconomic conditions as of June 30, 2021, resulting in a $13.1 million decline in the allowance for loan losses compared to the six months ended June 30, 2020. This decline in the allowance was partially offset by the $7.8 million increase in provision for loan losses resulting from the 129.4% growth in GMV compared to the six months ended June 30, 2020.
Professional services expenses increased due to costs incurred in 2021 related to our November 30, 2020 separation and distribution transaction and increased legal costs, combined with reduced professional services in 2020 due to cost cutting measures in response to the COVID-19 pandemic.
Other operating expenses decreased as a result of certain unallocated corporate overhead costs incurred in 2020 that were previously allocated to the Aaron's Business segment.
Other Costs and Expenses
Depreciation of lease merchandise. Depreciation of lease merchandise increased due to growth in Progressive Leasing's portfolio of leased assets and elevated early lease buyout activity in the six months ended June 30, 2021 compared to 2020. As a percentage of total lease revenues and fees, depreciation of lease merchandise decreased to 69.8% from 70.9% in the prior year six month period, primarily due to a decline in the provision for uncollectible renewal payments and an increase in depreciation expense attributable to early buyout elections in 2020 compared to 2021.
Provision for lease merchandise write-offs. The provision for lease merchandise write-offs decreased $42.0 million primarily due to a $32.0 million decline in write-offs, compared to the six months ended June 30, 2020, as the result of continued strong payment activity from customers, and changes to estimates in our allowance for lease merchandise write-offs. In the six months ended June 30, 2020, we established incremental lease merchandise allowances of $11.7 million, in response to the COVID-19 pandemic based on management's best estimate of the potential unfavorable impacts the COVID-19 pandemic may have on our customers' ability to continue making payments on their leases. In the six months ended June 30, 2021, we continued to experience strong customer payment activity and low write-offs, resulting in a $5.9 million downward adjustment to our incremental COVID-19 allowance for write-offs. Given the significant uncertainty regarding the impacts of the COVID-19 pandemic and its effects on our customers and on our business going forward, a high level of estimation was involved in determining the allowance as of June 30, 2021; therefore, actual lease merchandise write-offs could differ materially from the allowance.
The provision for lease merchandise write-offs as a percentage of lease revenues decreased to 3.7% in 2021 from 7.4% in 2020 due to improved customer payment activity, low write-offs, and changes in estimates on the allowance as discussed above.
Earnings Before Income Taxes
Information about our earnings before income taxes by reportable segment is as follows:

	Six Months Ended June 30,		Change
(In Thousands)	2021	2020	$	%
EARNINGS BEFORE INCOME TAXES:
Progressive Leasing	$191,693	$125,820	$65,873	52.4%
Vive	5,777	(5,526)	11,303	nmf
Unallocated Corporate Expenses	—	(10,705)	10,705	nmf
Total Earnings Before Income Taxes	$197,470	$109,589	$87,881	80.2%
nmf—Calculation is not meaningful
The factors impacting the change in earnings before income taxes are discussed above.
Income Tax Expense
Income tax expense increased to $49.1 million for the six months ended June 30, 2021 compared to a $7.1 million income tax benefit in the prior year comparable period. The benefit for the six months ended June 30, 2020 is the result of a $34.2 million discrete income tax benefit generated by the provisions of the CARES Act in 2020, which resulted from the rate differential on the carryback of the Company's 2018 net operating loss previously recorded at 21% to the 2013 tax year, where the benefit was recognized at 35%. There are no material adjustments between the Company's effective tax rate of 25.1% for the six months ended June 30, 2021 and the Company's statutory income tax rate.

Overview of Financial Position
The major changes in the condensed consolidated balance sheet from December 31, 2020 to June 30, 2021 include:
•Cash and cash equivalents increased $100.9 million to $137.5 million during the six months ended June 30, 2021. For additional information, refer to the "Liquidity and Capital Resources" section below.
•Lease merchandise, net of accumulated depreciation and allowances, decreased $22.5 million due primarily to elevated early lease buyouts during the six months ended June 30, 2021, which we believe has resulted from recent government stimulus benefiting our customers, partially offset by a reduction in the allowance for lease merchandise write-offs resulting from continued strong payment activity and low write-off trends.
•Loans receivable, net of allowances and unamortized fees, increased $23.9 million due to growth in loan originations with Vive's POS partners and the addition of loans receivable through the acquisition of Four. Refer to Note 3 for additional information regarding the details of the acquisition and the assets acquired.
•Goodwill increased $17.8 million as a result of the Company's acquisition of Four on June 25, 2021. Refer to Note 3 for additional information regarding the details of the acquisition and the assets acquired.
•Accounts payable and accrued expenses increased $23.8 million due to a $14.5 million increase in income taxes payable as a result of earnings for the six months ended June 30, 2021. In addition, accrued salaries and benefits and other accrued expenses and liabilities increased by $5.8 million and $3.2 million, respectively, from December 31, 2020.

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
Our capital requirements have been financed through:
•cash flows from operations;
•private debt offerings;
•bank debt; and
•stock offerings.
As of June 30, 2021, the Company had $137.5 million of cash, $50.0 million outstanding on our Revolving Facility, and $300.0 million of availability under the Revolving Facility.
The Company's cash flow statement for the six months ended June 30, 2020 was not required to be adjusted for discontinued operations. Accordingly, the cash flow activities for the Aaron's Business discontinued operations is included in the below discussion and analysis for the six months ended June 30, 2020.
Cash Provided by Operating Activities
Cash provided by operating activities was $238.8 million and $360.8 million during the six months ended June 30, 2021 and 2020, respectively. The $122.0 million decrease in operating cash flows was primarily due to the separation of the Aaron's Business, which accounted for $222.6 million of the cash provided by operating activities during the six months ended June 30, 2020. The $100.7 million increase in cash provided by operating activities from continuing operations when compared to the same period in 2020 was driven by the $175.0 million payment of Progressive Leasing's settlement with the FTC in the second quarter of 2020. Cash provided by operating activities from continuing operations was also driven by an increase in customer payment activity, including an increase in early lease buyouts. Changes in certain working capital accounts also contributed to operating cash inflows compared to 2020, including $57.5 million related to the change in accounts receivable. Other significant changes included $135.0 million of additional purchases of merchandise by Progressive Leasing during the six months ended June 30, 2021 compared to the same period in 2020. Other changes in cash provided by operating activities are discussed above in our discussion of results for the six months ended June 30, 2021.
Cash Used in Investing Activities
Cash used in investing activities was $58.7 million and $40.3 million during the six months ended June 30, 2021 and 2020, respectively. The $18.4 million increase in investing cash outflows in the six months ended June 30, 2021 as compared to the same period in 2020 was primarily due to the $22.7 million cash paid, net of cash acquired, for the acquisition of Four in June 2021 and a $54.1 million increase in cash outflows for investments in Vive loans receivable due to growth in loan origination activity, partially offset by a $29.1 million decrease in cash outflows for purchases of property, plant and equipment resulting from less capital expenditures on the Aaron's Business discontinued operations store investments prior to the separation and distribution transaction, and a $30.7 million increase in proceeds on loans receivable driven by strong customer payment activity and growth in the portfolio in the six months ended June 30, 2021 compared to the same period of 2020.
Cash Used in Financing Activities
Cash used in financing activities was $79.3 million during the six months ended June 30, 2021 compared to $65.1 million during the same period in 2020. Cash used in financing activities in 2020 was primarily due to $60.7 million of cash outflows for the repayment of debt and $5.4 million paid in dividends. The Company repurchased common stock totaling $77.2 million during the six months ended June 30, 2021 compared to no repurchases in the same period of 2020.

Share Repurchases
We purchase our stock in the market from time to time as authorized by our Board of Directors. On February 22, 2021, the Company's Board of Directors terminated the share repurchase program that was in effect as of December 31, 2020 and replaced it with a new repurchase program that permits the Company to repurchase up to $300.0 million of the Company's outstanding common stock. The Company repurchased 1,500,035 shares for $77.2 million during the six months ended June 30, 2021. As of June 30, 2021, we had the authority to purchase additional shares up to our remaining authorization limit of $222.8 million.
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
As of June 30, 2021, $50.0 million was outstanding under the Revolving Facility and the total available credit under the Revolving Facility was $300.0 million. The Revolving Facility includes an uncommitted incremental facility increase option (“Incremental Facilities”) which, subject to certain terms and conditions, permits the Company at any time prior to the maturity date to request an increase in extensions of credit available thereunder by an aggregate additional principal amount of up to $300.0 million.
Our Revolving Facility contains certain financial covenants, which include requirements that the Company maintain ratios of (i) total net debt to EBITDA of no more than 2.50:1.00 and (ii) consolidated interest coverage of no less than 3.00:1.00. The Company will be in default under the credit agreement if it fails to comply with these covenants, and all borrowings outstanding could become due immediately. We are in compliance with these financial covenants at June 30, 2021 and believe that we will continue to be in compliance in the future.
Commitments
Income Taxes
During the six months ended June 30, 2021, we made net tax payments of $23.5 million. Within the next six months, we anticipate making estimated tax payments of $60.5 million for U.S. federal income taxes and state income taxes.
Leases
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
Contractual Obligations and Commitments
Future interest payments on the Company's variable-rate debt are based on a rate per annum equal to, at our option, (i) the London Interbank Overnight ("LIBO") rate plus a margin within the range of 1.5% to 2.5% for revolving loans, based on total leverage, or the administrative agent's base rate plus a margin ranging from 0.5% to 1.5%, as specified in the agreement. Future interest payments related to our Revolving Facility are based on the borrowings outstanding at that time. The variable rate for our borrowings under the Revolving Facility was 1.875% at June 30, 2021. Future interest payments may be different depending on future borrowing activity and interest rates.
The Company has no long-term commitments to purchase merchandise nor does it have significant purchase agreements that specify minimum quantities or set prices that exceed our expected requirements for three months.
Deferred income tax liabilities as of June 30, 2021 were $139.2 million. Deferred income tax liabilities are calculated based on temporary differences between the tax basis of assets and liabilities and their respective book basis, which will result in taxable amounts in future years when the liabilities are settled at their reported financial statement amounts. The results of these calculations do not have a direct connection with the amount of cash taxes to be paid in any future periods. As a result, scheduling deferred income tax liabilities as payments due by period could be misleading because this scheduling would not necessarily relate to liquidity needs.

Unfunded Lending Commitments
The Company, through its Vive business, has unfunded lending commitments totaling approximately $393.4 million and $287.3 million as of June 30, 2021 and December 31, 2020, respectively, that do not give rise to revenues and cash flows. These unfunded commitments arise in the ordinary course of business from credit card agreements with individual cardholders that give them the ability to borrow, against unused amounts, up to the maximum credit limit assigned to their account. While these unfunded amounts represented the total available unused lines of credit, the Company does not anticipate that all cardholders will utilize their entire available line at any given point in time. Commitments to extend unsecured credit are agreements to lend to a cardholder so long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.
Critical Accounting Policies
Refer to the 2020 Annual Report.
Recent Accounting Pronouncements
Refer to Note 1 to the condensed consolidated financial statements for a discussion of recently issued accounting pronouncements, including pronouncements that were adopted in the current year.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As of June 30, 2021, we had $50.0 million outstanding under our Revolving Facility. Borrowings under the Revolving Facility are indexed to the LIBO rate or the prime rate, which exposes us to the risk of increased interest costs if interest rates rise. Based on the Company’s variable-rate debt outstanding as of June 30, 2021, a hypothetical 1.0% increase or decrease in interest rates would increase or decrease interest expense by approximately $0.5 million on an annualized basis.
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
Changes in Internal Control Over Financial Reporting.
There were no changes in the Company’s internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, during the six months ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION
ITEM 1.LEGAL PROCEEDINGS
From time to time, we are party to various legal proceedings arising in the ordinary course of business. While any proceeding contains an element of uncertainty, we do not currently believe that any of the outstanding legal proceedings to which we are a party will have a material adverse impact on our business, financial position or results of operations. However, an adverse resolution of a number of these items may have a material adverse impact on our business, financial position or results of operations. For further information, see Note 6 in the accompanying condensed consolidated financial statements under the heading "Legal and Regulatory Proceedings," which discussion is incorporated by reference in response to this Item 1.
ITEM 1A.RISK FACTORS
The Company does not have any updates to its risk factors disclosure from that previously reported in the 2020 Annual Report and in its Quarterly Report on Form 10-Q for the three months ended March 31, 2021.
ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table presents our share repurchase activity for the three months ended June 30, 2021:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs [1]
April 1, 2021 through April 30, 2021	—	—	—	$271,898,180
May 1, 2021 through May 31, 2021	753,384	53.88	753,384	231,308,809
June 1, 2021 through June 30, 2021	157,925	53.86	157,925	222,803,554
Total	911,309		911,309
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
ITEM 3.DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.OTHER INFORMATION
Amendment to Executive Severance Pay Plan
Effective as of July 29, 2021, the Company amended its Executive Severance Pay Plan (the “Severance Plan”) to provide that the method of payment under the Severance Plan be changed from a lump sum method of payment to a salary continuation method of payment.
Under the Severance Plan, as amended, in the event an eligible employee of the Company (“Participant”) is involuntarily terminated by the Company without cause or resigns from the Company for good reason and the Participant signs a waiver and release agreement in the form provided by the Company, then the Participant would be entitled to (i) severance consisting of continued base salary for a period of twelve (12) months; (ii) a lump sum payment approximating twelve (12) months of COBRA premiums for continued coverage under the Company’s group health insurance plan, less the amount payable by an active employee for such coverage, plus an amount approximating the taxes on such payment; and (iii) his or her target annual bonus for the year in which the separation occurred.
In the event that the separation described in the preceding paragraph occurs within the two-year period following a change in control, the Participant would be entitled to severance consisting of continued base salary for a minimum of eighteen (18) months and a maximum of twenty-four (24) months, based on the Participant’s employment title. The Participant would also receive an aggregate lump sum payment (i) approximating COBRA premiums (as described above) for the same number of months for which the Participant is entitled to receive continued base salary and (ii) equivalent to a pro-rata portion of his or her target annual bonus for the year in which the separation occurred.
For purposes of the Severance Plan, a change in control includes (i) the acquisition by a third party of 35% or more of the Company’s voting securities; (ii) the replacement of a majority of the Company’s board during any twelve month period; or (iii) consummation by the Company of a reorganization, merger, or consolidation or sale of all or substantially all of the assets of the Company if the voting shareholders of the Company prior to the transaction cease to own more than 50% of the resulting or successor entity.
In the event that excise taxes under Section 280G of the Internal Revenue Code of 1986, as amended, would be imposed on payments under the Severance and Change-in-Control Agreements (the “Severance and CIC Agreements”), the payments above will be subject to reduction to the extent necessary such that an excise tax would no longer be payable.
All severance and change in control benefits described above (other than accrued benefits) are conditioned upon certain non-competition and non-solicitation restrictive covenants and execution of a full release of claims.
The foregoing description of the Severance Plan does not purport to be complete and is subject to and qualified in its entirety by reference to the Severance Plan, a copy of which is attached hereto as Exhibit 10.1, the terms of which are incorporated herein by reference.
Executive Severance and Change-in-Control Agreements
Also effective as of July 29, 2021, the Company entered into certain Severance and CIC Agreements with each of Messrs. Steven A. Michaels, Chief Executive Officer of the Company, Brian Garner, Chief Financial Officer of the Company, Curtis L. Doman, Chief Innovation Officer of the Company, and Marvin A. Fentress, General Counsel & Corporate Secretary of the Company (each, an “Executive”). The Severance and CIC Agreements will continue for a term of three years, automatically renewing for one-year periods after the initial term unless either party gives notice not to extend the term. Under each Severance and CIC Agreement, if an Executive’s employment is terminated by the Company during the two-year period from the commencement of a change in control (as defined in the Severance and CIC Agreement) other than for cause (as defined in the Severance and CIC Agreement), disability or death, or if employment is terminated by an Executive for good reason (as defined in the Severance and CIC Agreement), the Executive shall receive (i) severance payments in a lump sum amount equal to two times the sum of (x) the Executive’s annual salary plus (y) the Executive’s target bonus; (ii) a lump sum cash bonus payment based on the average annual bonus earned by the Executive over the two years prior to the year in which the termination occurs, pro-rated based on the number of days in the year in which termination occurs that lapse prior to termination; (iii) a lump sum payment in an amount equal to two years’ worth of the Executive’s monthly COBRA premiums for continued coverage under the Company’s group health insurance plan, in each case, payable on the sixtieth day following termination; and (iv) full vesting of all outstanding stock options, stock appreciation rights, restricted stock units and other equity based awards granted to Executive under any stock plan of the Company.
For purposes of the Severance and CIC Agreements, a change in control includes (i) the acquisition by a third party of 35% or more of the Company’s voting securities; (ii) the replacement of a majority of the Company’s board during any twelve month period; or (iii) consummation by the Company of a reorganization, merger, or consolidation or sale of all or substantially all of the assets of the Company if the voting shareholders of the Company prior to the transaction cease to own more than 50% of the resulting or successor entity.
In the event of termination by the Company other than for cause, disability or death, or termination by the Executive for good reason, in the absence of a change in control, or more than two years following a change in control, the Executive shall (i) receive continued salary for twenty-four months following termination plus bonus payments in an amount equal to one-twelfth of the Executive’s target bonus in each of the twenty-four months following termination, payable no less frequently than on a monthly basis beginning on the sixtieth day following termination; (ii) vest in a pro rata portion of any stock options, restricted stock units and performance shares granted under any PROG stock plan that are subject to annual vesting (to the extent not already then vested) and that: (x) were granted at least twelve (12) months prior to the termination and (y) would otherwise vest on the next anniversary of their grant date; (iii) vest in a pro rata portion of any performance shares granted under any stock plan of the Company (to the extent not already then vested) and that (x) were granted at least twelve (12) months prior to the termination and (y) are subject to a performance period greater than twelve (12) months, with any such performance shares being settled when settled for similarly situated executives and remaining subject to the achievement of the applicable performance metrics.
In the event that excise taxes under Section 280G of the Internal Revenue Code of 1986, as amended, would be imposed on payments under the Severance and CIC Agreements, the payments above will be subject to reduction to the extent necessary such that an excise tax would no longer be payable.
All severance and change in control benefits described above (other than accrued benefits) are conditioned upon certain non-competition and non-solicitation restrictive covenants and execution of a full release of claims.

The foregoing summary of the Severance and CIC Agreement does not purport to be complete and is subject to and qualified in its entirety by reference to the Form of Severance and CIC Agreement, a copy of which is attached hereto as Exhibit 10.2.

ITEM 6.EXHIBITS

EXHIBIT NO.	DESCRIPTION OF EXHIBIT

10.1*	Executive Severance Pay Plan, as amended, effective July 29, 2021.

10.2*	Form of Severance and Change-in-Control Agreement, effective as of July 29, 2021.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from this Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in Inline XBRL (included in Exhibit 101)

*Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROG Holdings, Inc.
(Registrant)

Date:	July 29, 2021	By:	/s/ BRIAN GARNER
Brian Garner
Chief Financial Officer
(Principal Financial Officer)

Date:	July 29, 2021	By:	/s/ MATT SEWELL
Matt Sewell
Vice President, Financial Reporting
(Principal Accounting Officer)