Form 10-Q
period 2021-09-30
PROG Holdings, Inc.
filed 2021-11-03
CIK 1808834

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ________________________________
 FORM 10-Q
________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2021
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

Large Accelerated Filer	☒		Accelerated Filer	☐

Non-Accelerated Filer	☐	(Do not check if a smaller reporting company)	Smaller Reporting Company	☐

Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act				☐
    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
    Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class	Shares Outstanding as of October 29, 2021
Common Stock, $0.50 Par Value	65,391,285

PROG HOLDINGS, INC.

PART I – FINANCIAL INFORMATION
ITEM 1.FINANCIAL STATEMENTS
PROG HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	September 30, 2021	December 31, 2020
	(In Thousands, Except Share Data)
ASSETS:
Cash and Cash Equivalents	$128,788	$36,645
Accounts Receivable (net of allowances of $60,578 in 2021 and $56,364 in 2020)	67,447	61,254
Lease Merchandise (net of accumulated depreciation and allowances of $453,555 in 2021 and $409,307 in 2020)	588,733	610,263
Loans Receivable (net of allowances and unamortized fees of $57,578 in 2021 and $52,274 in 2020)	112,784	79,148
Property, Plant and Equipment, Net	25,806	26,705
Operating Lease Right-of-Use Assets	17,862	20,613
Goodwill	306,649	288,801
Other Intangibles, Net	143,029	154,421
Income Tax Receivable	18,890	—
Prepaid Expenses and Other Assets	44,270	39,554
Total Assets	$1,454,258	$1,317,404
LIABILITIES & SHAREHOLDERS’ EQUITY:
Accounts Payable and Accrued Expenses	$116,813	$78,249
Deferred Income Tax Liability	145,161	126,938
Customer Deposits and Advance Payments	39,765	46,565
Operating Lease Liabilities	26,063	29,516
Debt	50,000	50,000
Total Liabilities	$377,802	$331,268
Commitments and Contingencies (Note 6)
SHAREHOLDERS' EQUITY:
Common Stock, Par Value $0.50 Per Share: Authorized: 225,000,000 Shares at September 30, 2021 and December 31, 2020; Shares Issued: 90,752,123 at September 30, 2021 and December 31, 2020	45,376	45,376
Additional Paid-in Capital	325,309	318,263
Retained Earnings	1,442,116	1,236,378
	1,812,801	1,600,017
Less: Treasury Shares at Cost
Common Stock: 25,360,538 Shares at September 30, 2021 and 23,029,434 at December 31, 2020	(736,345)	(613,881)
Total Shareholders’ Equity	1,076,456	986,136
Total Liabilities & Shareholders’ Equity	$1,454,258	$1,317,404
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

PROG HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In Thousands, Except Per Share Data)
REVENUES:
Lease Revenues and Fees	$635,025	$601,105	$1,989,055	$1,849,388
Interest and Fees on Loans Receivable	15,380	10,232	42,322	29,555
	650,405	611,337	2,031,377	1,878,943
COSTS AND EXPENSES:
Depreciation of Lease Merchandise	435,857	405,235	1,380,572	1,289,885
Provision for Lease Merchandise Write-offs	34,174	12,578	84,072	104,443
Operating Expenses	102,053	95,433	289,994	276,935
Separation Related Charges	—	2,443	—	2,443
	572,084	515,689	1,754,638	1,673,706
OPERATING PROFIT	78,321	95,648	276,739	205,237
Interest Expense	(444)	—	(1,392)	—
EARNINGS FROM CONTINUING OPERATIONS BEFORE INCOME TAX	77,877	95,648	275,347	205,237
INCOME TAX EXPENSE	20,464	21,005	69,609	13,915
NET EARNINGS FROM CONTINUING OPERATIONS	57,413	74,643	205,738	191,322
EARNINGS (LOSS) FROM DISCONTINUED OPERATIONS, NET OF INCOME TAX	—	34,702	—	(293,605)
NET EARNINGS (LOSS)	$57,413	$109,345	$205,738	$(102,283)
BASIC EARNINGS (LOSS) PER SHARE
Continuing Operations	$0.87	$1.11	$3.07	$2.85
Discontinued Operations	—	0.51	—	(4.38)
TOTAL BASIC EARNINGS (LOSS) PER SHARE	$0.87	$1.62	$3.07	$(1.52)
DILUTED EARNINGS (LOSS) PER SHARE
Continuing Operations	$0.86	$1.10	$3.06	$2.82
Discontinued Operations	—	0.51	—	(4.33)
TOTAL DILUTED EARNINGS (LOSS) PER SHARE	$0.86	$1.61	$3.06	$(1.51)

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	66,092	67,398	66,938	67,107
Assuming Dilution	66,385	68,155	67,319	67,849
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

PROG HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2021	2020	2021	2020
Net Earnings (Loss)	$57,413	$109,345	$205,738	$(102,283)
Other Comprehensive Income (Loss):
Foreign Currency Translation Adjustment	—	198	—	(1,225)
Total Other Comprehensive Income (Loss)	—	198	—	(1,225)
Comprehensive Income (Loss)	$57,413	$109,543	$205,738	$(103,508)
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

PROG HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2021	2020
	(In Thousands)
OPERATING ACTIVITIES:
Net Earnings (Loss)	$205,738	$(102,283)
Adjustments to Reconcile Net Earnings (Loss) to Cash Provided by Operating Activities:
Depreciation of Lease Merchandise	1,380,572	1,672,841
Other Depreciation and Amortization	21,954	74,683
Provisions for Accounts Receivable and Loan Losses	152,523	224,959
Stock-Based Compensation	14,803	21,378
Deferred Income Taxes	16,948	(76,885)
Impairment of Goodwill and Other Assets	—	469,782
Non-Cash Lease Expense	708	75,589
Other Changes, Net	(2,715)	5,529
Changes in Operating Assets and Liabilities, Net of Effects of Acquisitions and Dispositions:
Additions to Lease Merchandise	(1,446,046)	(1,687,483)
Book Value of Lease Merchandise Sold or Disposed	87,005	263,007
Accounts Receivable	(143,970)	(183,807)
Prepaid Expenses and Other Assets	(3,864)	(1,381)
Income Tax Receivable	(18,529)	9,180
Operating Lease Right-of-Use Assets and Liabilities	(1,411)	(85,073)
Accounts Payable and Accrued Expenses	37,973	48,851
Accrued Regulatory Expense	—	(175,000)
Customer Deposits and Advance Payments	(6,799)	(2,041)
Cash Provided by Operating Activities	294,890	551,846
INVESTING ACTIVITIES:
Investments in Loans Receivable	(139,980)	(73,208)
Proceeds from Loans Receivable	97,158	50,154
Outflows on Purchases of Property, Plant and Equipment	(6,815)	(50,867)
Proceeds from Disposition of Property, Plant and Equipment	55	3,829
Outflows on Acquisitions of Businesses and Customer Agreements, Net of Cash Acquired	(22,942)	(2,874)
Proceeds from Dispositions of Businesses and Customer Agreements, Net of Cash Disposed	—	359
Cash Used in Investing Activities	(72,524)	(72,607)
FINANCING ACTIVITIES:
Proceeds from Debt	—	5,625
Repayments on Debt	—	(61,515)
Dividends Paid	—	(8,035)
Acquisition of Treasury Stock	(128,233)	—
Issuance of Stock Under Stock Option Plans	3,133	9,876
Shares Withheld for Tax Payments	(5,123)	(11,734)
Debt Issuance Costs	—	(1,020)
Cash Used in Financing Activities	(130,223)	(66,803)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	(21)
Increase in Cash and Cash Equivalents	92,143	412,415
Cash and Cash Equivalents at Beginning of Period	36,645	57,755
Cash and Cash Equivalents at End of Period	$128,788	$470,170
Net Cash Paid (Received) During the Period:
Interest	$1,093	$8,501
Income Taxes	$43,985	$(19,362)
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

PROG HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. BASIS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
As described elsewhere in this Quarterly Report on Form 10-Q, the Coronavirus Disease ("COVID-19") pandemic has led to significant market disruption and has impacted many aspects of our operations, directly and indirectly. Throughout these notes to the condensed consolidated financial statements, the impacts of the COVID-19 pandemic on the financial results for the three and nine months ended September 30, 2021 have been identified under the respective sections. For a discussion of significant estimates made by management regarding allowances for lease merchandise, accounts receivable, and loans receivable, as well as operational measures taken as a result of the COVID-19 pandemic, see Item 2. "Management’s Discussion and Analysis of Financial Condition and Results of Operations", including the "COVID-19 Pandemic," "Results of Operations", and "Liquidity and Capital Resources" below.
Description of Business
PROG Holdings, Inc. ("we," "our," "us," the "Company", or "PROG Holdings") is a financial technology holding company with two reportable segments: (i) Progressive Leasing, a leading provider of in-store, e-commerce and mobile app-based lease-to-own solutions; and (ii) Vive Financial ("Vive"), which offers omnichannel second-look revolving credit products.
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
On June 25, 2021, the Company completed the acquisition of Four Technologies, Inc. ("Four"), an innovative Buy Now, Pay Later company that allows shoppers to pay for merchandise through four interest-free installments. Four’s proprietary platform capabilities and its base of customers and retailers expand PROG Holdings’ ecosystem of financial technology offerings by introducing a payment solution that further diversifies the Company's consumer fintech offerings. Shoppers use Four to purchase furniture, clothing, electronics, health and beauty, footwear, jewelry, and other consumer goods from retailers across the United States. Four is not a reportable segment for the nine months ended September 30, 2021 as its revenues, loss before income taxes, and assets are not material to the Company's condensed consolidated financial results. See Note 3 for further discussion on the acquisition.
On November 30, 2020, PROG Holdings (previously Aaron's Holdings Company, Inc.) completed the separation of its Aaron's Business segment from its Progressive Leasing and Vive segments. The separation was effected through a tax-free distribution of all outstanding shares of common stock of The Aaron's Company, Inc. ("The Aaron's Company") to the PROG Holdings shareholders of record as of the close of business on November 27, 2020 (referred to as the "separation and distribution transaction"). All direct revenues and expenses of the Aaron's Business are presented as discontinued operations for all periods through the separation and distribution date of November 30, 2020. The cash flows related to the Aaron's Business have not been segregated and are included in the condensed consolidated statements of cash flows for the nine months ended September 30, 2020. With the exception of Note 2, the notes to the condensed consolidated financial statements reflect the continuing operations of PROG Holdings. See Note 2 below for additional information regarding discontinued operations.
Basis of Presentation
The preparation of the Company's condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States ("U.S. GAAP") for interim financial information requires management to make estimates and assumptions that affect the amounts reported in these condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

PROG HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The accompanying unaudited condensed consolidated financial statements do not include all information required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments, which are of a normal recurring nature, considered necessary for a fair presentation have been included in the accompanying unaudited condensed consolidated financial statements. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2020 (the "2020 Annual Report") filed with the U.S. Securities and Exchange Commission on February 26, 2021. The results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of operating results for the full year.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(Shares In Thousands)	2021	2020	2021	2020
Weighted Average Shares Outstanding	66,092	67,398	66,938	67,107
Dilutive Effect of Share-Based Awards	293	757	381	742
Weighted Average Shares Outstanding Assuming Dilution	66,385	68,155	67,319	67,849

Approximately 725,000 and 464,000 weighted-average share-based awards were excluded from the computation of earnings per share assuming dilution during the three and nine months ended September 30, 2021, respectively, as the awards would have been anti-dilutive for the periods presented.
Approximately 524,000 and 957,000 weighted-average share-based awards were excluded from the computation of earnings per share assuming dilution during the three and nine months ended September 30, 2020, respectively, as the awards would have been anti-dilutive for the periods presented.
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
Progressive Leasing's lease revenues are earned prior to the lease payment due date and are recorded net of related sales taxes as earned. Payment due date terms include weekly, bi-weekly, semi-monthly and monthly frequencies. Revenue recorded prior to the payment due date results in unbilled receivables recognized in accounts receivable, net of allowances in the accompanying condensed consolidated balance sheets. Progressive Leasing lease revenues are recorded net of a provision for uncollectible renewal payments.

PROG HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
Vive acquires the loan receivable from its third-party bank partners at a discount from the face value of the loan. The discount is comprised of a merchant fee discount and a promotional fee discount, if applicable.
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
Accounts Receivable
Accounts receivable consist primarily of receivables due from customers of Progressive Leasing and amounted to $67.4 million and $61.3 million, net of allowances, as of September 30, 2021 and December 31, 2020, respectively.

PROG HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The Company maintains an accounts receivable allowance, which primarily relates to its Progressive Leasing operations and, to a lesser extent, receivables from Vive's POS partners. The Company’s policy is to record an allowance for uncollectible renewal payments based on historical collection experience. Other qualitative factors are considered in estimating the allowance, such as current and forecasted business trends including, but not limited to, the potential unfavorable impacts of the COVID-19 pandemic on our businesses. We believe government stimulus measures in 2020 and the first half of 2021 contributed to the favorable payment trends we experienced following those measures. We believe any additional government stimulus measures may positively influence future payment trends as well. Given the significant uncertainty regarding the impacts of the COVID-19 pandemic on our business, including the existence and/or extent of any future government stimulus measures, a high level of estimation was involved in determining the allowance as of September 30, 2021. Therefore, actual future accounts receivable write-offs could differ materially from the allowance. The Progressive Leasing provision for uncollectible renewal payments is recorded as a reduction of lease revenues and fees within the condensed consolidated statements of earnings. The Progressive Leasing segment writes off lease receivables that are 120 days or more contractually past due.
The following table shows the components of the accounts receivable allowance:

	Nine Months Ended September 30,
(In Thousands)	2021	2020
Beginning Balance	$56,364	$65,573
Accounts Written Off, Net of Recoveries	(133,585)	(191,676)
Accounts Receivable Provision[1]	137,799	179,027
Ending Balance	$60,578	$52,924

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
The Company records a provision for write-offs using the allowance method. The allowance method for lease merchandise write-offs estimates the merchandise losses incurred but not yet identified by management as of the end of the accounting period based on historical write-off experience. Other qualitative factors are considered in estimating the allowance, such as current and forecasted business trends including, but not limited to, the potential unfavorable impacts of the COVID-19 pandemic on our business. We believe government stimulus measures in 2020 and the first half of 2021 contributed to the favorable payment trends we experienced following those measures. We believe any additional government stimulus measures may positively influence future payment trends as well. Given the significant uncertainty regarding the impacts of the COVID-19 pandemic on our business, including the existence and/or extent of any future government stimulus measures, a high level of estimation was involved in determining the allowance as of September 30, 2021. Actual future lease merchandise write-offs could differ materially from the allowance as of September 30, 2021.
The following table shows the components of the allowance for lease merchandise write-offs, which is included within lease merchandise, net in the condensed consolidated balance sheets:

	Nine Months Ended September 30,
(In Thousands)	2021	2020
Beginning Balance	$45,992	$47,362
Merchandise Written off, Net of Recoveries	(78,242)	(111,664)
Provision for Write-offs	84,072	104,443
Ending Balance	$51,822	$40,141

PROG HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Vendor Incentives and Rebates Provided to POS Partners
Progressive Leasing has agreements with some of its POS partners that require additional consideration to be paid to the POS partner, including payments for exclusivity, rebates based on lease volume originations generated through the POS partners, and payments to the POS partners for marketing or other development initiatives to promote additional lease originations through these POS partners. Payments made to POS partners as consideration for them providing exclusivity to Progressive Leasing for lease-to-own transactions with customers of the POS partner are expensed on a straight-line basis over the exclusivity term. Rebates are accrued over the period the POS partner is earning the rebate, which is typically based on quarterly or annual lease origination volumes. Payments made to POS partners for marketing or development initiatives are expensed on a straight-line basis over the period the POS partner is earning the funds or the specified marketing term. Progressive Leasing expensed $3.9 million and $13.5 million during the three and nine months ended September 30, 2021, respectively, compared to $3.4 million and $10.2 million during the three and nine months ended September 30, 2020, respectively. Expenses related to additional consideration provided to POS partners are classified within operating expenses in the condensed consolidated statements of earnings.
Loans Receivable, Net
Gross loans receivable primarily represents the principal balances of credit card charges at Vive's participating merchants that remain due from cardholders, plus unpaid interest and fees due from cardholders. The allowance and unamortized fees represent uncollectible amounts; merchant fee discounts, net of capitalized origination costs; promotional fee discounts; and deferred annual card fees. As of September 30, 2021, gross loans receivable also includes outstanding receivables from customers of Four.
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
The Company calculates Vive's allowance for loan losses based on internal historical loss information and incorporates observable and forecasted macroeconomic data over a twelve-month reasonable and supportable forecast period. Incorporating macroeconomic data could have a material impact on the measurement of the allowance to the extent that forecasted data changes significantly, such as higher forecasted unemployment rates and the observed significant market volatility associated with the COVID-19 pandemic. For any periods beyond the twelve-month reasonable and supportable forecast period described above, the Company reverts to using historical loss information on a straight-line basis over a period of six months and utilizes historical loss information for the remaining life of the portfolio. The Company may also consider other qualitative factors in estimating the allowance, as necessary. For the purposes of determining the allowance as of September 30, 2021, management considered other qualitative factors such as the beneficial impact of government stimulus measures to our customer base that were not fully factored into the macroeconomic forecasted data. We believe those stimulus measures have contributed to the recent favorable cardholder payment trends we are experiencing at Vive, and we believe that any additional government stimulus measures may positively influence future cardholder payment trends as well. We considered the uncertain nature and extent of any future government stimulus programs and the potential impact, if any, these programs may have on the ability of Vive's cardholders to make payments as they come due. We also considered the impact of the existing government stimulus measures coming to an end in September 2021, and the possible negative impact that the end of the enhanced unemployment benefits may have on future cardholder payment trends. Additionally, if the recent increase in inflation continues in future periods, such a development may adversely impact our customers continuing to make payments to us. The allowance for loan losses is maintained at a level considered appropriate to cover expected future losses of principal, interest and fees on active loans in the loans receivable portfolio. The appropriateness of the allowance is evaluated at each period end. To the extent that actual results differ from estimates of uncollectible loans receivable, including the significant uncertainties caused by the COVID-19 pandemic, the Company's results of operations and liquidity could be materially affected.

PROG HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
Vive extends or declines credit to an applicant through its bank partners based upon the applicant's credit rating and other factors. Below is a summary of the credit quality of the Company's loan portfolio as of September 30, 2021 and December 31, 2020 by Fair Isaac and Company (FICO) score as determined at the time of loan origination:

FICO Score Category	September 30, 2021	December 31, 2020
600 or Less	7.5%	7.5%
Between 600 and 700	78.8%	79.3%
700 or Greater	13.1%	13.2%
No score identified	0.6%	—%
Prepaid Expenses and Other Assets
Prepaid expenses and other assets consist of the following:

(In Thousands)	September 30, 2021	December 31, 2020
Prepaid Expenses	$31,091	$23,030
Unamortized Initial Direct Costs on Lease Agreement Originations	4,648	4,986
Prepaid Insurance	805	3,639
Other Assets	7,726	7,899
Prepaid Expenses and Other Assets	$44,270	$39,554
Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consist of the following:

(In Thousands)	September 30, 2021	December 31, 2020
Accounts Payable	$8,200	$8,630
Accrued Salaries and Benefits	23,837	18,120
Accrued Sales and Personal Property Taxes	13,628	12,933
Income Taxes Payable	—	18,183
Uncertain Tax Positions	48,807	2,748
Other Accrued Expenses and Liabilities	22,341	17,635
Accounts Payable and Accrued Expenses	$116,813	$78,249
Uncertain Tax Positions
As of September 30, 2021, and December 31, 2020, uncertain tax positions were $48.8 million and $2.7 million, respectively. The increase is primarily driven by the Company’s tax treatment of its settlement with the Federal Trade Commission ("FTC").
In December 2019, Progressive Leasing reached an agreement in principle with the staff of the FTC with respect to a tentative settlement to resolve the FTC inquiry received by the Company in July 2018. Progressive Leasing agreed to make a lump-sum payment of $175.0 million. At the time of the agreement, the Company treated the tentative settlement as a non-deductible regulatory charge for tax purposes and recognized tax expense.

PROG HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The $175.0 million settlement was finalized and paid to the FTC in 2020. Prior to filing the Company’s 2020 income tax return, it was determined there is a reasonable basis for deducting the settlement amount on the return. However, the tax position does not meet the more-likely-than-not recognition standard and no tax benefit has been recognized in the current period. As a result, the Company has reclassified $44.7 million from taxes payable, previously recognized in December 2019, to an uncertain tax position as of September 30, 2021. Additionally, $1.0 million of accrued interest related to the uncertain tax position has been recognized as a component of income tax expense in accordance with the Company's accounting policy.
Debt
On November 24, 2020, the Company entered into a credit agreement with a consortium of lenders providing for a $350.0 million senior unsecured revolving credit facility (the "Revolving Facility"), under which revolving borrowings became available at the completion of the separation and distribution transaction, and under which all borrowings and commitments will mature or terminate on November 24, 2025. The Company expects that the Revolving Facility will be used to provide for working capital and capital expenditures, to finance future permitted acquisitions, and for other general corporate purposes. The Company had $50.0 million of outstanding borrowings and $300.0 million total available credit under the Revolving Facility as of September 30, 2021.
At September 30, 2021, the Company was in compliance with all covenants related to its outstanding debt. See Note 8 to the consolidated financial statements in the 2020 Annual Report for further information regarding the Company's indebtedness.
Share Repurchase Authorization
On November 3, 2021, the Company announced a new $1 billion share repurchase program authorized by the Company's Board of Directors. The authorization replaces the Company's existing $300 million repurchase program.
Goodwill
Goodwill represents the excess of the purchase price paid over the fair value of the identifiable net tangible and intangible assets acquired in connection with business acquisitions. Progressive Leasing and Four are the only reporting units with goodwill. Impairment occurs when the carrying amount of goodwill is not recoverable from future cash flows. The Company’s goodwill is not amortized but is subject to an impairment test at the reporting unit level annually as of October 1 and more frequently if events or circumstances indicate that an impairment may have occurred. Factors which could necessitate an interim impairment assessment include a sustained decline in the Company’s stock price, prolonged negative industry or economic trends and significant underperformance relative to historical results, projected future operating results, or the Company fails to successfully execute on one or more elements of Progressive Leasing and/or Four's strategic plans. The Company completed its annual goodwill impairment test for Progressive Leasing as of October 1, 2020 and concluded that no impairment had occurred. The Company determined that there were no events or circumstances that occurred during the nine months ended September 30, 2021 that would more likely than not reduce the fair values of Progressive Leasing and Four below their carrying amounts.

PROG HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Shareholders' Equity
Changes in shareholders' equity for the nine months ended September 30, 2021 and 2020 are as follows:

	Treasury Stock		Common Stock	Additional Paid-in Capital	Retained Earnings	Total Shareholders’ Equity
(In Thousands)	Shares	Amount
Balance, December 31, 2020	(23,029)	$(613,881)	$45,376	$318,263	$1,236,378	$986,136
Stock-Based Compensation	—	—	—	4,163	—	4,163
Reissued Shares	216	3,671	—	(8,400)	—	(4,729)
Repurchased Shares	(589)	(28,102)	—	—	—	(28,102)
Net Earnings	—	—	—	—	79,488	79,488
Balance, March 31, 2021	(23,402)	$(638,312)	$45,376	$314,026	$1,315,866	$1,036,956
Stock-Based Compensation	—	—	—	3,973	—	3,973
Reissued Shares	61	1,751	—	912	—	2,663
Repurchased Shares	(911)	(49,094)	—	—	—	(49,094)
Net Earnings	—	—	—	—	68,837	68,837
Balance, June 30, 2021	(24,252)	$(685,655)	$45,376	$318,911	$1,384,703	$1,063,335
Stock-Based Compensation	—	—	—	6,667	—	6,667
Reissued Shares	16	347	—	(269)	—	78
Repurchased Shares	(1,125)	(51,037)	—	—	—	(51,037)
Net Earnings	—	—	—	—	57,413	57,413
Balance, September 30, 2021	(25,361)	$(736,345)	$45,376	$325,309	$1,442,116	$1,076,456

	Treasury Stock		Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
(In Thousands, Except Per Share)	Shares	Amount
Balance, December 31, 2019	(24,034)	$(627,940)	$45,376	$290,229	$2,029,613	$(19)	$1,737,259
Opening Balance Sheet Adjustment - ASU 2016-13, net of taxes	—	—	—	—	(6,715)	—	(6,715)
Cash Dividends, $0.04 per share	—	—	—	—	(2,700)	—	(2,700)
Stock-Based Compensation	—	—	—	5,878	—	—	5,878
Reissued Shares	368	7,291	—	(12,640)	—	—	(5,349)
Net Loss	—	—	—	—	(280,005)	—	(280,005)
Foreign Currency Translation Adjustment	—	—	—	—	—	(1,754)	(1,754)
Balance, March 31, 2020	(23,666)	$(620,649)	$45,376	$283,467	$1,740,193	$(1,773)	$1,446,614
Cash Dividends, $0.04 per share	—	—	—	—	(2,701)	—	(2,701)
Stock-Based Compensation	—	—	—	6,856	—	—	6,856
Reissued Shares	53	1,392	—	330	—	—	1,722
Net Earnings	—	—	—	—	68,377	—	68,377
Foreign Currency Translation Adjustment	—	—	—	—	—	331	331
Balance, June 30, 2020	(23,613)	$(619,257)	$45,376	$290,653	$1,805,869	$(1,442)	$1,521,199
Cash Dividends, $0.04 per share	—	—	—	—	(2,720)	—	(2,720)
Stock-Based Compensation	—	—	—	8,891	—	—	8,891
Reissued Shares	418	1,895	—	(126)	—	—	1,769
Net Earnings	—	—	—	—	109,345	—	109,345
Foreign Currency Translation Adjustment	—	—	—	—	—	198	198
Balance, September 30, 2020	(23,195)	$(617,362)	$45,376	$299,418	$1,912,494	$(1,244)	$1,638,682

PROG HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Stock-based Compensation
The Company issued 519,977 restricted stock units or restricted stock awards (collectively, "restricted stock") during the nine months ended September 30, 2021 to employees and directors, which vest over one to three-year periods. The weighted average fair value of the awards was $47.82, which was based on the fair market value of the Company’s common stock on the date of grants. The restricted stock grants are settled in common stock and are subject to continued employment to be earned. The Company will recognize the grant date fair value of the restricted stock as stock-based compensation expense over the requisite service period of one to three years.
The Company issued 568,168 performance share units during the nine months ended September 30, 2021 to certain employees, which vest over one to three-year periods for certain units and upon the achievement of specified performance conditions for other units. The weighted average fair value of the units was $48.74, which was based on the fair market value of the Company’s common stock on the date of grants. The performance share unit grants are settled in common stock and are subject to continued employment and achievement of specified performance conditions to be earned. The performance criteria vary by agreement and includes the following performance conditions: (i) adjusted pre-tax profit, (ii) return on investment capital, (iii) consolidated revenues, (iv) segment or business unit revenues, and/or (v) certain business development and technology initiatives. The number of performance share units that are ultimately issued are subject to payout percentages ranging from 0% up to a maximum of 100%, 200%, or 260% depending on the specified terms and conditions of the performance periods contained in each agreement. The Company will recognize the grant date fair value of the performance units as stock-based compensation expense over the estimated vesting period based on the Company's projected assessment of the performance conditions that are probable of being achieved in accordance with ASC 718, Stock-based Compensation.
During the three months ended June 30, 2021, the Company issued 267,503 restricted stock units or restricted stock awards and 421,318 performance share units, a significant portion of which were issued to key employees of Four on the June 25, 2021 acquisition date. These awards were excluded from the preliminary purchase price of Four and are recognized separate from the acquisition of assets and assumption of liabilities since all awards require post-acquisition employment with the Company as a condition for vesting. See further discussion on the acquisition in Note 3.
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
Recent Accounting Pronouncements
Pending Adoption
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform: Facilitation of the Effects of Reference Rate Reform on Financial Reporting (Topic 848) ("ASU 2020-04"). The standard provides temporary guidance to ease the potential burden in accounting for reference rate reform primarily resulting from the discontinuation of the London Interbank Overnight ("LIBO") rate or another reference rate expected to be discontinued. Entities may apply the provisions of the new standard as of the beginning of the reporting period when the election is made. The provisions of this update are only available until December 31, 2022, when the reference rate replacement activity is expected to have completed. The Company's Revolving Facility currently references the LIBO rate for determining interest payable on outstanding borrowings. The amendments in

PROG HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
ASU 2020-04 are elective and apply to all entities that have contracts referencing the LIBO rate. The new guidance provides an expedient which simplifies accounting analyses under current GAAP for contract modifications if the change is directly related to a change from the LIBO rate to a new interest rate index. The Company is continuing to evaluate the provisions of ASU 2020-04 and the impacts of transitioning to an alternative rate; however, we do not expect it to have a material impact to the Company's condensed consolidated financial statements or to any key terms of our Revolving Facility other than the discontinuation of the LIBO rate.
NOTE 2. DISCONTINUED OPERATIONS
As discussed in Note 1 above, on November 30, 2020, PROG Holdings completed the separation and distribution of its Aaron's Business segment, and the requirements for the presentation of Aaron's Business as a discontinued operation were met on that date. Accordingly, all direct revenues and expenses of the Aaron's Business operations have been classified within discontinued operations, net of income tax, within our condensed consolidated statements of earnings for all periods through the separation and distribution date of November 30, 2020. Corporate overhead costs previously reported as expenses of the Aaron’s Business segment did not qualify for classification within discontinued operations and have been classified as expenses within continuing operations for all periods presented through the separation and distribution date of November 30, 2020. The following table summarizes the major classes of line items constituting the earnings (loss) of our Aaron's Business segment, which are included within the earnings (loss) from discontinued operations, net of income tax, in the condensed consolidated statements of earnings and the operating and investing cash flows of the discontinued operations.

	Three Months Ended September 30,	Nine Months Ended September 30,
(In Thousands)	2020	2020
Revenues	$440,960	$1,304,747
Operating Profit (Loss)	45,963	(379,078)
Earnings (Loss) from Discontinued Operations Before Income Tax[1]	44,688	(386,817)
Income Tax (Expense) Benefit from Discontinued Operations	(9,986)	93,212
Earnings (Loss) from Discontinued Operations, Net of Income Tax	$34,702	$(293,605)

Cash Flows:
Cash Provided by Operating Activities - Discontinued Operations	$59,133	$281,737
Cash Used in Investing Activities - Discontinued Operations	$(15,703)	$(44,406)

1 Loss from Discontinued Operations Before Income Tax during the nine months ended September 30, 2020 reflects a $446.9 million goodwill impairment loss related to the Aaron's Business segment and $14.1 million related to an early termination fee for a sales and marketing contract.
In order to facilitate an effective separation and distribution, the Company entered into several agreements with The Aaron's Company, which govern the nature of the relationship between and responsibilities of the two companies following the separation. For more detailed information concerning the agreements, see Note 2 to the Company's Annual Report for the year ended December 31, 2020. No changes have been made to any of the agreements as of September 30, 2021. Payments and expense reimbursements for transition services were not material during the three and nine months ended September 30, 2021 and are not expected to be material in future periods.

PROG HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 3. ACQUISITION
On June 25, 2021, the Company acquired 100% of the capital stock of Four Technologies, Inc. ("Four") for an estimated purchase price of $22.7 million in cash, inclusive of cash acquired. The estimated purchase price of $23.5 million on the acquisition date decreased by $0.8 million during the three months ended September 30, 2021 due to a preliminary working capital adjustment.
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
The amounts of revenue and loss before income taxes of Four included in our condensed consolidated statements of earnings from the acquisition date of June 25, 2021 through September 30, 2021 were not material to the Company's consolidated financial results. Additionally, the pro forma impacts on the Company's revenues and earnings as if the acquisition occurred on January 1, 2020 were immaterial.
The purchase price of Four was preliminarily allocated to the underlying assets acquired and liabilities assumed based upon their estimated fair values at the date of acquisition. The following table provides the preliminary and adjusted fair values of the identifiable assets acquired and liabilities assumed as of the acquisition date.

(In Thousands)	Amounts Recognized as of Acquisition Date (June 25, 2021)[1]	Acquisition Accounting Adjustments[2]	Amounts Recognized as of Acquisition Date (as adjusted)
Aggregate Purchase Price	$23,465	$(771)	$22,694
Estimated Fair Value of Identifiable Assets Acquired and Liabilities Assumed
Cash and Cash Equivalents	530	(196)	334
Loans Receivable[3]	1,030	(421)	609
Property, Plant and Equipment	210	(12)	198
Other Intangibles	5,173	—	5,173
Prepaid Expenses and Other Assets	48	(9)	39
Total Identifiable Assets Acquired	6,991	(638)	6,353
Accounts Payable and Accrued Expenses	(77)	(155)	(232)
Deferred Income Tax Liability	(1,275)	—	(1,275)
Total Liabilities Assumed	(1,352)	(155)	(1,507)
Goodwill	17,826	22	17,848
Net Assets Acquired	$23,465	$(771)	$22,694

1 As previously reported in the notes to the condensed consolidated financial statements as of June 30, 2021.
2 The acquisition accounting adjustments are based on information obtained during the three months ended September 30, 2021 about conditions that existed as of the acquisition date regarding changes in working capital accounts.
3 The gross contractual unpaid principal of acquired loans receivable was $1.1 million and we expect to collect $0.6 million.
The intangible assets attributable to the acquisition are comprised of the following:

	Fair Value (In Thousands)	Weighted Average Life (In Years)
Acquired technology	$4,000	5.0
Tradename	587	5.0
Merchant relationships	586	2.0
Total Acquired Intangible Assets[1]	$5,173

1 Acquired definite-lived intangible assets have a total weighted average life of 4.7 years.

PROG HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
The values above reflect our preliminary purchase price allocation and may change as we finalize our assessments of the acquired assets and liabilities during the measurement period. Additional adjustments to the purchase price allocation may result from finalization of working capital adjustments and our assessment of the tax impacts of the assets and liabilities acquired, including potential acquired net operating loss carryforwards.
The Company incurred $0.6 million of acquisition-related costs in connection with the acquisition during the nine months ended September 30, 2021. These costs were included in operating expenses in the condensed consolidated statements of earnings.
NOTE 4. FAIR VALUE MEASUREMENT
Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table summarizes financial liabilities measured at fair value on a recurring basis:

(In Thousands)	September 30, 2021			December 31, 2020
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Deferred Compensation Liability	$—	$2,188	$—	$—	$1,740	$—

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
Four's loans receivable on the condensed consolidated balance sheet as of September 30, 2021 approximated fair value based on a discounted cash flow methodology.
The following table summarizes the fair value of loans receivable held by Vive and Four:

(In Thousands)	September 30, 2021			December 31, 2020
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Loans Receivable, Net	$—	$—	$156,489	$—	$—	$119,895

PROG HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 5. LOANS RECEIVABLE
The following is a summary of the Company’s loans receivable, net:

(In Thousands)	September 30, 2021	December 31, 2020
Loans Receivable, Gross	$170,362	$131,422
Unamortized Fees	(12,928)	(10,147)
Loans Receivable, Amortized Cost	157,434	121,275
Allowance for Loan Losses	(44,650)	(42,127)
Loans Receivable, Net of Allowances and Unamortized Fees	$112,784	$79,148

The table below presents credit quality indicators of the amortized cost of the Company's loans receivable by origination year:

(In Thousands)
As of September 30, 2021	2021	2020	2019	2018	2017	Prior	Total
FICO Score Category:
600 or Less	$8,073	$3,055	$881	$260	$43	$37	$12,349
Between 600 and 700	76,736	30,962	9,416	3,197	2,045	1,729	124,085
700 or Greater	13,803	4,123	929	537	319	446	20,157
No Score Identified	843	—	—	—	—	—	843
Total Amortized Cost	$99,455	$38,140	$11,226	$3,994	$2,407	$2,212	$157,434

Included in the table below is an aging of the loans receivable, gross balance:

(Dollar Amounts in Thousands)
Aging Category	September 30, 2021	December 31, 2020
30-59 days past due	6.1%	5.7%
60-89 days past due	2.7%	2.6%
90 or more days past due	3.6%	3.1%
Past due loans receivable	12.4%	11.4%
Current loans receivable	87.6%	88.6%
Balance of Credit Card Loans on Nonaccrual Status	2,819	1,962
Balance of Loans Receivable 90 or More Days Past Due and Still Accruing Interest and Fees	$—	$—

PROG HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The tables below present the components of the allowance for loan losses for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,
(In Thousands)	2021	2020
Beginning Balance	$45,151	$30,693
Provision for Loan Losses	3,868	7,611
Charge-offs	(5,381)	(3,781)
Recoveries	1,012	892
Ending Balance	$44,650	$35,415

	Nine Months Ended September 30,
(In Thousands)	2021	2020
Beginning Balance	$42,127	$14,911
CECL Transition Adjustment [1]	—	9,463
Provision for Loan Losses	14,724	23,761
Charge-offs	(15,031)	(15,115)
Recoveries	2,830	2,395
Ending Balance	$44,650	$35,415

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
As of September 30, 2021 and December 31, 2020, the Company had accrued an immaterial amount for pending legal and regulatory matters for which it believes losses are probable and is the Company's best estimate of its exposure to loss. The Company records legal and regulatory liabilities in accounts payable and accrued expenses in the condensed consolidated balance sheets. The Company estimates that the aggregate range of reasonably possible loss in excess of accrued liabilities for such probable loss contingencies is between zero and $0.1 million.

PROG HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
At September 30, 2021, the Company estimated that the aggregate range of loss for all material pending legal and regulatory proceedings for which a loss is reasonably possible, but less likely than probable (i.e., excluding the contingencies described in the preceding paragraph), is immaterial. Those matters for which a reasonable estimate is not possible are not included within estimated ranges and, therefore, the estimated ranges do not represent the Company's maximum loss exposure. The Company’s estimates for legal and regulatory accruals, aggregate probable loss amounts and reasonably possible loss amounts, are all subject to the uncertainties and variables described above.
Regulatory Inquiries
In January 2021, the Company, along with other lease-to-own companies, received a subpoena from the California Department of Financial Protection and Innovation (the "DFPI") requesting the production of documents regarding the Company’s compliance with state consumer protection laws, including new legislation that went into effect on January 1, 2021. Although the Company believes it is in compliance with all applicable consumer financial laws and regulations in California, this inquiry could lead to an enforcement action and/or a consent order, and substantial costs, including legal fees, fines, penalties, and remediation expenses. While the Company intends to preserve defenses surrounding the jurisdiction of DFPI in this matter, it anticipates cooperating with the DFPI in responding to its inquiry.
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
Off-Balance Sheet Risk
The Company, through its Vive segment, has unconditionally cancellable unfunded lending commitments totaling approximately $434.1 million and $287.3 million as of September 30, 2021 and December 31, 2020, respectively, that do not give rise to revenues and cash flows. These unfunded commitments arise in the ordinary course of business from credit card agreements with individual cardholders that give them the ability to borrow, against unused amounts, up to the maximum credit limit assigned to their account. While these unfunded amounts represent the total available unused lines of credit, the Company does not anticipate that all cardholders will utilize their entire available line at any given point in time. Commitments to extend unsecured credit are agreements to lend to a cardholder so long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.
NOTE 7. SEGMENTS
As of September 30, 2021, the Company has two reportable segments: Progressive Leasing and Vive.
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

PROG HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
As discussed in Note 1 above, the Company spun-off its Aaron's Business segment effective November 30, 2020 through the tax-free distribution of all outstanding common stock of The Aaron's Company, Inc. to the PROG Holdings shareholders. All direct revenues and expenses of the Aaron's Business operations have been classified within discontinued operations, net of income tax, within our condensed consolidated statements of earnings for all periods through the November 30, 2020 separation and distribution date.
As discussed in Note 3, on June 25, 2021, the Company completed the acquisition of Four, an innovative Buy Now, Pay Later company that allows shoppers to pay for merchandise through four interest-free installments. Four is not a reportable segment for the nine months ended September 30, 2021 as its revenues, loss before income taxes, and assets are not material to the Company's condensed consolidated financial results. The revenues, loss before income taxes, and assets within "other" below is primarily comprised of the operating activities of Four.
Disaggregated Revenue
The following table presents revenue by source and by segment for the three months ended September 30, 2021 and 2020:

	Three Months Ended September 30, 2021				Three Months Ended September 30, 2020
(In Thousands)	Progressive Leasing	Vive	Other	Total	Progressive Leasing	Vive	Other	Total
Lease Revenues and Fees[1]	$635,025	$—	$—	$635,025	$601,105	$—	$—	$601,105
Interest and Fees on Loans Receivable[2]	—	15,212	168	15,380	—	10,232	—	10,232
Total	$635,025	$15,212	$168	$650,405	$601,105	$10,232	$—	$611,337

1 Revenue within the scope of ASC 842, Leases.
2    Revenue within the scope of ASC 310, Receivables.
The following table presents revenue by source and by segment for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30, 2021				Nine Months Ended September 30, 2020
(In Thousands)	Progressive Leasing	Vive	Other	Total	Progressive Leasing	Vive	Other	Total
Lease Revenues and Fees[1]	$1,989,055	$—	$—	$1,989,055	$1,849,388	$—	$—	$1,849,388
Interest and Fees on Loans Receivable[2]	—	42,154	168	42,322	—	29,555	—	29,555
Total	$1,989,055	$42,154	$168	$2,031,377	$1,849,388	$29,555	$—	$1,878,943

1 Revenue within the scope of ASC 842, Leases.
2 Revenue within the scope of ASC 310, Receivables.
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

PROG HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The Company incurred various corporate overhead expenses for certain executive management, finance, treasury, tax, audit, legal, risk management, and other overhead functions during the three and nine months ended September 30, 2021 and 2020. For 2020, the Company allocated a predetermined portion of these corporate overhead costs to the Progressive Leasing and Vive segments, which are reflected as expenses of these segments in calculating the earnings before income taxes for the three and nine months ended September 30, 2020. The remaining unallocated corporate expenses represent corporate overhead costs that were previously assigned to the Aaron's Business segment and are in addition to the overhead costs allocated to the Progressive Leasing and Vive segments for the three and nine months ended September 30, 2020. These unallocated corporate overhead expenses have been classified as continuing operations since the costs were not directly attributable to the discontinued operations of the Aaron's Business. These costs are reflected below as unallocated corporate expenses in 2020. The allocation of corporate overhead costs to the Progressive Leasing and Vive segments is consistent with how the chief operating decision maker analyzed performance and allocated resources among the segments of the Company during 2020. For the three and nine months ended September 30, 2021, corporate overhead expenses incurred are primarily reflected as expenses of the Progressive Leasing segment and an immaterial amount was allocated to the Vive segment. The following is a summary of earnings before income taxes by segment:

	Three Months Ended September 30,
(In Thousands)	2021	2020
Earnings Before Income Taxes:
Progressive Leasing	$76,435	$106,682
Vive	6,354	(2,347)
Other	(4,912)	—
Unallocated Corporate Expenses	—	(8,687)
Total Earnings Before Income Taxes	$77,877	$95,648

	Nine Months Ended September 30,
(In Thousands)	2021	2020
Earnings Before Income Taxes:
Progressive Leasing	$268,128	$232,502
Vive	12,131	(7,873)
Other	(4,912)	—
Unallocated Corporate Expenses	—	(19,392)
Total Earnings Before Income Taxes	$275,347	$205,237

The following is a summary of total assets by segment:

(In Thousands)	September 30, 2021	December 31, 2020
Assets:
Progressive Leasing	$1,287,884	$1,209,650
Vive	142,155	107,754
Other	24,219	—
Total Assets	$1,454,258	$1,317,404

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
The following discussion should be read in conjunction with the condensed consolidated financial statements as of and for the three and nine months ended September 30, 2021 and 2020, including the notes to those statements, appearing elsewhere in this report. We also suggest that management’s discussion and analysis appearing in this report be read in conjunction with the management’s discussion and analysis and consolidated financial statements included in our 2020 Annual Report.
Business Overview
PROG Holdings, Inc. ("we," "our," "us," the "Company", or "PROG Holdings") is a financial technology holding company with two operating and reportable segments: (i) Progressive Leasing, a leading provider of in-store, e-commerce and mobile app-based lease-to-own solutions; and (ii) Vive Financial ("Vive"), which offers omnichannel second-look revolving credit products.
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
On June 25, 2021, the Company completed the acquisition of Four Technologies, Inc. ("Four"), an innovative Buy Now, Pay Later company that allows shoppers to pay for merchandise through four interest-free installments. Four’s proprietary platform capabilities and its base of customers and retailers expand PROG Holdings’ ecosystem of financial technology offerings by introducing a payment solution that further diversifies the Company's consumer fintech offerings. Shoppers use Four to purchase furniture, clothing, electronics, health and beauty, footwear, jewelry, and other consumer goods from retailers across the United States. Four is not expected to be a reportable segment in 2021 as its revenues, loss before income taxes, and assets are not expected to be material to the Company's consolidated financial results in 2021.
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
Prior to the separation and distribution transaction, the Company's operating segments were Progressive Leasing, the Aaron's Business, and Vive. All direct revenues and expenses of the Aaron's Business operations have been classified within discontinued operations, net of income tax, within our condensed consolidated statements of earnings (loss) for all periods through the separation and distribution date of November 30, 2020. Certain corporate expenses that had previously been reported as expenses of the Aaron's Business segment in 2020 did not qualify for classification within discontinued operations and are reported as unallocated corporate expenses for segment purposes within continuing operations. These unallocated corporate expenses are in addition to corporate overhead costs allocated to the Progressive Leasing and Vive segments for periods through the separation and distribution date of November 30, 2020. We have focused our discussion in this management's discussion and analysis on our continuing operations of Progressive Leasing, Vive, and unallocated corporate expenses.
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
In response to COVID-19, the U.S. government enacted certain fiscal stimulus measures in several phases to assist in counteracting the economic disruptions caused by the pandemic. On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was signed into law. A second round of stimulus benefits was enacted and paid in December 2020. On March 11, 2021, the American Rescue Plan Act of 2021 was signed into law, providing a third round of stimulus payments to individuals and extending supplemental unemployment assistance through September 6, 2021, while exempting the first $10,200 of unemployment benefits from income tax. We believe all of those government stimulus measures provided economic support to many of our customers, resulting in an increase in payment activity and early lease buyouts, as well as lease merchandise, accounts receivable, and loan receivable write-offs trending lower during 2020 and the first half of 2021. We believe a significant portion of our Progressive Leasing and Vive customers received stimulus payments and/or federally supplemented unemployment payments during 2020 and the first half of 2021, which enabled them to continue making payments to us under their lease-to-own or credit card agreements, despite the economically challenging times resulting from the COVID-19 pandemic.
During the third quarter of 2021, customer payment delinquencies and uncollectible renewal payments within our Progressive Leasing segment began trending higher towards pre-pandemic delinquency rates. Customer payment delinquencies during the third quarter of 2021 within our Vive segment were unfavorable as compared to the first half of 2021 and 2020, but still more favorable than pre-pandemic delinquency rates. We cannot be certain that our customers will continue making their payments to us at these current levels. We may experience customer payment activity at levels worse than pre-pandemic trends. Additionally, if the recent increase in inflation continues in future periods, such a development may adversely impact our customers continuing to make payments to us and may have an unfavorable impact on our financial performance.
While customer demand and gross merchandise volume (GMV) continues to be strong, supply chain disruptions may result in shortages of available products at certain POS partners in future periods. These supply chain disruptions may have an unfavorable impact on Progressive Leasing’s generation of new lease agreements, Vive's generation of new loan originations, GMV, and revenues in future periods.

Highlights
The following summarizes significant financial highlights from the three months ended September 30, 2021:
•We reported revenues of $650.4 million, an increase of 6.4% compared to the third quarter of 2020. Our increase in revenues was primarily due to growth of the Company's portfolio of leased assets, driven by a rise in GMV generated from continued growth from large national POS partners and increased penetration in e-commerce. In the third quarter of 2021, GMV generated through e-commerce platforms represented 14.5% of total Progressive Leasing GMV, compared to 5.5% in the third quarter of 2020. These favorable increases in revenue were partially offset by customer payment delinquencies and uncollectible renewal payments trending higher towards pre-pandemic rates, as compared to the stronger customer payment activity and historically low delinquencies we experienced during the third quarter of 2020.
•Earnings before income taxes decreased to $77.9 million compared to $95.6 million in the same period in 2020. The decrease was primarily driven by an increase of $21.6 million in our provision for lease merchandise write-offs and an increase of $6.6 million of operating expenses compared to the same period in the prior year, partially offset by higher revenues, as discussed above. The increase in our provision for lease merchandise write-offs was the result of customer payment delinquencies in the third quarter of 2021 trending higher towards pre-pandemic rates, as compared to the strong customer payment activity and historically low lease merchandise charge-offs we experienced during the third quarter of 2020.
Key Operating Metrics
Gross Merchandise Volume. We believe GMV is a key performance indicator of our Progressive Leasing and Vive segments, as it provides the total value of new lease and loan originations written into our portfolio over a specified time period. GMV does not represent revenues earned by the Company, but rather is a leading indicator we use in forecasting revenues the Company may earn in the short-term. Progressive Leasing's GMV is defined as the retail price of merchandise acquired by Progressive Leasing, which it then leases to its customers. Vive GMV is defined as gross loan originations.
The following table presents our GMV for the Company for the periods presented:

	Three Months Ended September 30,		Change
(In Thousands)	2021	2020	$	%
Progressive Leasing	$493,277	$448,843	$44,434	9.9%
Vive	49,085	37,883	11,202	29.6
Other	2,655	—	2,655	nmf
Total GMV	$545,017	$486,726	$58,291	12.0%
nmf—Calculation is not meaningful
The increase in Progressive Leasing's GMV was driven by an increase in the quantity of new leases originated in the third quarter of 2021, compared to the third quarter of 2020, largely the result of continued growth from large national POS partners and increased penetration in e-commerce. E-commerce channels generated 14.5% of Progressive Leasing's GMV in the third quarter of 2021 compared to 5.5% in the third quarter of 2020. Vive's GMV growth was driven by an increase in loan originations at both new and existing POS partners. Our Progressive Leasing and Vive GMV was unfavorably impacted by showroom and/or store closures and supply chain disruptions for our POS partners in the third quarter of 2020, as a result of governmental orders and voluntary measures taken by our POS partners in response to the COVID-19 pandemic, as well as COVID outbreaks and related governmental restrictions in geographical areas from which our POS partners source merchandise, which also contributed to higher GMV in the third quarter of 2021 when compared to the third quarter of 2020, although supply chain disruptions continued to have somewhat of an unfavorable impact on GMV in the third quarter of 2021.

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

As of September 30 (Unaudited)	2021	2020
Active Customer Count:
Progressive Leasing	936,000	892,000
Vive	87,000	56,000
Other	8,000	—
Total Active Customer Count	1,031,000	948,000
The increase in the number of Progressive Leasing and Vive customers was due to continued growth in new lease and loan originations, respectively, at both new and existing POS partners.
Key Components of Earnings Before Income Taxes
In this management’s discussion and analysis section, we review our condensed consolidated results. For the three and nine months ended September 30, 2021 and the comparable prior year period, some of the key revenue, cost and expense items that affected earnings before income taxes were as follows:
Revenues. We separate our total revenues into two components: (i) lease revenues and fees and (ii) interest and fees on loans receivable. Lease revenues and fees include all revenues derived from lease agreements from our Progressive Leasing segment. Lease revenues are recorded net of a provision for uncollectible renewal payments. Interest and fees on loans receivable represents merchant fees, finance charges and annual and other fees earned on outstanding loans in our Vive segment and, to a lesser extent, from Four.
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
Operating Expenses. Operating expenses include personnel costs, stock-based compensation expense, occupancy costs, advertising, professional services expense, sales acquisition expense, computer software expense, the provision for loan losses, intangible asset amortization and depreciation expense, among other expenses.
Separation Related Charges. Separation related charges include stock-based compensation expense and retirement charges associated with the separation of the Aaron's Business segment.
Interest Expense. Interest expense consists of interest incurred on the Company's senior unsecured revolving credit facility (the "Revolving Facility").

Results of Operations – Three months ended September 30, 2021 and 2020

	Three Months Ended September 30,		Change
(In Thousands)	2021	2020	$	%
REVENUES:
Lease Revenues and Fees	$635,025	$601,105	$33,920	5.6%
Interest and Fees on Loans Receivable	15,380	10,232	5,148	50.3
	650,405	611,337	39,068	6.4
COSTS AND EXPENSES:
Depreciation of Lease Merchandise	435,857	405,235	30,622	7.6
Provision for Lease Merchandise Write-Offs	34,174	12,578	21,596	171.7
Operating Expenses	102,053	95,433	6,620	6.9
Separation Related Charges	—	2,443	(2,443)	nmf
	572,084	515,689	56,395	10.9
OPERATING PROFIT	78,321	95,648	(17,327)	(18.1)
Interest Expense	(444)	—	(444)	nmf
EARNINGS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	77,877	95,648	(17,771)	(18.6)
INCOME TAX EXPENSE	20,464	21,005	(541)	(2.6)
NET EARNINGS FROM CONTINUING OPERATIONS	57,413	74,643	(17,230)	(23.1)
EARNINGS FROM DISCONTINUED OPERATIONS, NET OF INCOME TAX	—	34,702	(34,702)	nmf
NET EARNINGS	$57,413	$109,345	$(51,932)	(47.5)%
nmf—Calculation is not meaningful
Revenues
Information about our revenues by source and reportable segment is as follows:

	Three Months Ended September 30, 2021				Three Months Ended September 30, 2020
(In Thousands)	Progressive Leasing	Vive	Other	Total	Progressive Leasing	Vive	Other	Total
Lease Revenues and Fees	$635,025	$—	$—	$635,025	$601,105	$—	$—	$601,105
Interest and Fees on Loans Receivable	—	15,212	168	15,380	—	10,232	—	10,232
Total	$635,025	$15,212	$168	$650,405	$601,105	$10,232	$—	$611,337
The increase in Progressive Leasing revenues was due to a 9.9% increase in GMV driven by continued growth from large national POS partners and e-commerce platforms. GMV generated through e-commerce platforms represented 14.5% of total Progressive Leasing GMV in the third quarter of 2021, compared to 5.5% in the third quarter of 2020. The favorable increase in revenue was partially offset by customer payment delinquencies and uncollectible renewal payments trending higher toward pre-pandemic rates as compared to the strong customer payment activity and historically low delinquencies we experienced during the third quarter of 2020. The increase in Vive revenues was due to a 29.6% increase in GMV in the third quarter of 2021, compared to the third quarter of 2020, resulting in growth in our loans receivable portfolio and additional interest and fee revenues.

Operating Expenses
Information about certain significant components of operating expenses for the third quarter of 2021 as compared to the third quarter of 2020 is as follows:

	Three Months Ended September 30,		Change
(In Thousands)	2021	2020	$	%
Personnel Costs[1]	$47,302	$44,878	$2,424	5.4%
Stock-Based Compensation	6,667	5,417	1,250	23.1
Occupancy Costs	1,688	1,685	3	0.2
Advertising	4,291	1,511	2,780	184.0
Professional Services	6,460	5,682	778	13.7
Sales Acquisition Expense[2]	5,616	4,233	1,383	32.7
Computer Software Expense[3]	5,683	3,147	2,536	80.6
Other Sales, General and Administrative Expense	11,875	13,300	(1,425)	(10.7)
Sales, General and Administrative Expense[4]	89,582	79,853	9,729	12.2
Provision for Loan Losses	3,868	7,611	(3,743)	(49.2)
Depreciation and Amortization	8,603	7,969	634	8.0
Operating Expenses	$102,053	$95,433	$6,620	6.9%

1 Personnel costs excludes stock-based compensation expense, which is reported separately in the operating expense table.
2 Sales acquisition expense includes vendor incentives and rebates to POS partners, external sales commissions, amortization of initial direct costs and amounts paid to various POS partners to be their exclusive provider of lease-to-own solutions.
3 Computer software expense consists primarily of software subscription fees, licensing fees and non-capitalizable software implementation costs.
4 Progressive Leasing's sales, general and administrative expense was $80.2 million and $69.0 million during the three months ended September 30, 2021 and 2020, respectively.
The increase in personnel costs of $2.4 million was driven by an increase of $4.2 million at Progressive Leasing for additional hiring and promotions resulting from continued growth in the business and new personnel costs for functions associated with becoming a standalone public company effective November 30, 2020. These increases were partially offset by $1.6 million related to executive personnel costs incurred by the Aaron's Business segment in the third quarter of 2020, which did not qualify for classification within discontinued operations, and are classified within unallocated corporate costs for segment purposes.
Stock-based compensation increased $1.3 million due to $3.0 million incurred in the third quarter of 2021 for awards granted to personnel hired to support our continued growth and new business initiatives. This increase was partially offset by $2.3 million incurred in the third quarter of 2020 for executive awards previously classified within the Aaron's Business segment, which did not qualify for classification within discontinued operations, and are classified within unallocated corporate costs for segment purposes.
Advertising expenses increased $2.8 million primarily due to Progressive Leasing's efforts to continue growing GMV from existing POS partners and to further expand into e-commerce, combined with reduced marketing efforts in the third quarter of 2020 due to cost cutting measures implemented in response to the COVID-19 pandemic.
Computer software expense increased $2.5 million compared to the prior year quarter primarily due to an increase in non-capitalizable software project costs at Progressive Leasing during 2021 and increased software licensing costs related to the overall growth of the Company.
Provision for loan losses decreased $3.7 million in the third quarter of 2021 compared to the prior year quarter primarily due to improved macroeconomic conditions and changes to estimates in our allowance for loan losses that resulted in a $3.4 million release of the allowance in the third quarter of 2021.
Other Costs and Expenses
Depreciation of lease merchandise. Depreciation of lease merchandise increased due to growth in Progressive Leasing's portfolio of leased assets in the third quarter of 2021 compared to 2020. As a percentage of total lease revenues and fees, depreciation of lease merchandise increased to 68.6% from 67.4% in the prior year quarter, primarily due to an increase in uncollectible renewal payments in the third quarter of 2021 compared to 2020 as discussed above, partially offset by lower early lease buyouts.

Provision for lease merchandise write-offs. The provision for lease merchandise write-offs increased $21.6 million due to customer payment delinquencies in the third quarter of 2021 trending higher towards pre-pandemic rates as compared to the strong customer payment activity and historically low lease merchandise charge-offs we experienced during the third quarter of 2020. In the third quarter of 2021, we released $1.7 million of incremental COVID-19 lease merchandise allowance, which was established in the first quarter of 2020. Given the significant uncertainty regarding the impacts of the COVID-19 pandemic and its effects on our customers and on our business going forward, a high level of estimation was involved in determining the allowance as of September 30, 2021. Therefore, actual lease merchandise write-offs could differ materially from the allowance.
The provision for lease merchandise write-offs as a percentage of lease revenues increased to 5.4% in the third quarter of 2021 from 2.1% in the same period in 2020, as a result of higher customer payment delinquencies in 2021, as discussed above.
Separation related charges. The Company incurred $2.4 million of stock-based compensation and retirement costs in the third quarter of 2020 related to the Company's separation of the Aaron's Business segment.
Earnings Before Income Taxes
Information about our earnings before income taxes by reportable segment is as follows:

	Three Months Ended September 30,		Change
(In Thousands)	2021	2020	$	%
EARNINGS BEFORE INCOME TAXES:
Progressive Leasing	$76,435	$106,682	$(30,247)	(28.4)%
Vive	6,354	(2,347)	8,701	nmf
Other	(4,912)	—	(4,912)	nmf
Unallocated Corporate Expenses	—	(8,687)	8,687	nmf
Total Earnings Before Income Taxes	$77,877	$95,648	$(17,771)	(18.6)%
nmf—Calculation is not meaningful
The $4.9 million loss before income taxes within "Other" primarily relates to our Four operations. Unallocated corporate expenses represent certain expenses that had previously been reported within the Aaron's Business segment in 2020 that did not qualify for classification within discontinued operations. Factors impacting the change in earnings before income taxes are discussed above.
Income Tax Expense
Income tax expense decreased to $20.5 million for the three months ended September 30, 2021 compared to $21.0 million recorded in the prior year comparable period. The effective tax rate of 22.0% for the three months ended September 30, 2020 was lower than the Company's statutory income tax rate due to a discrete income tax benefit related to stock option exercises generated during the three months ended September 30, 2020. The effective tax rate of 26.3% for the three months ended September 30, 2021 was higher than the Company's statutory income tax rate due to the recognition of $1.0 million of interest on uncertain tax position liabilities.

Results of Operations – Nine months ended September 30, 2021 and 2020

	Nine Months Ended September 30,		Change
(In Thousands)	2021	2020	$	%
REVENUES:
Lease Revenues and Fees	$1,989,055	$1,849,388	$139,667	7.6%
Interest and Fees on Loans Receivable	42,322	29,555	12,767	43.2
	2,031,377	1,878,943	152,434	8.1
COSTS AND EXPENSES:
Depreciation of Lease Merchandise	1,380,572	1,289,885	90,687	7.0
Provision for Lease Merchandise Write-Offs	84,072	104,443	(20,371)	(19.5)
Operating Expenses	289,994	276,935	13,059	4.7
Separation Related Charges	—	2,443	(2,443)	nmf
	1,754,638	1,673,706	80,932	4.8
OPERATING PROFIT	276,739	205,237	71,502	34.8
Interest Expense	(1,392)	—	(1,392)	nmf
EARNINGS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	275,347	205,237	70,110	34.2
INCOME TAX EXPENSE	69,609	13,915	55,694	400.2
NET EARNINGS FROM CONTINUING OPERATIONS	205,738	191,322	14,416	7.5
LOSS FROM DISCONTINUED OPERATIONS, NET OF INCOME TAX	—	(293,605)	293,605	nmf
NET EARNINGS (LOSS)	$205,738	$(102,283)	$308,021	nmf
nmf—Calculation is not meaningful
Revenues
Information about our revenues by source and reportable segment is as follows:

	Nine Months Ended September 30, 2021				Nine Months Ended September 30, 2020
(In Thousands)	Progressive Leasing	Vive	Other	Total	Progressive Leasing	Vive	Other	Total
Lease Revenues and Fees	$1,989,055	$—	$—	$1,989,055	$1,849,388	$—	$—	$1,849,388
Interest and Fees on Loans Receivable	—	42,154	168	42,322	—	29,555	—	29,555
Total Revenues	$1,989,055	$42,154	$168	$2,031,377	$1,849,388	$29,555	$—	$1,878,943
The increase in Progressive Leasing revenues was due to a 14.8% increase in GMV driven by growth from large national POS partners and e-commerce platforms, in addition to strong customer payment performance and elevated early lease buyout activity during the nine months ended September 30, 2021 compared to the same period in 2020. Although customer payment delinquencies and uncollectible renewal payments during the third quarter of 2021 trended higher towards pre-pandemic rates, that factor was more than offset by the strong customer payment activity we experienced during the first half of 2021, as compared to the same period in 2020. The increase in Vive revenues was due to continued strong customer payment performance and an 84.8% increase in GMV in the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020, resulting in growth in our loans receivable portfolio and additional interest and fee revenues.

Operating Expenses
Information about certain significant components of operating expenses for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020 is as follows:

	Nine Months Ended September 30,		Change
(In Thousands)	2021	2020	$	%
Personnel Costs[1]	$137,363	$128,524	$8,839	6.9%
Stock-Based Compensation	14,803	15,832	(1,029)	(6.5)
Occupancy Costs	4,881	5,142	(261)	(5.1)
Advertising	11,944	4,870	7,074	145.3
Professional Services	18,135	11,398	6,737	59.1
Sales Acquisition Expense[2]	16,118	13,811	2,307	16.7
Computer Software Expense[3]	14,477	9,774	4,703	48.1
Other Sales, General and Administrative Expense	33,093	39,995	(6,902)	(17.3)
Sales, General and Administrative Expense[4]	250,814	229,346	21,468	9.4
Provision for Loan losses	14,724	23,761	(9,037)	(38.0)
Depreciation and Amortization	24,456	23,828	628	2.6
Operating Expenses	$289,994	$276,935	$13,059	4.7%

1 Personnel costs excludes stock-based compensation expense, which is reported separately in the operating expense table.
2 Sales acquisition expense includes vendor incentives and rebates to POS partners, external sales commissions, amortization of initial direct costs and amounts paid to various POS partners to be their exclusive provider of lease-to-own solutions.
3 Computer software expense consists primarily of software subscription fees, licensing fees and non-capitalizable software implementation costs.
4 Progressive Leasing's sales, general and administrative expense was $231.7 million and $199.8 million during the nine months ended September 30, 2021 and 2020, respectively.
The increase in personnel costs of $8.8 million was driven by an increase of $15.0 million at Progressive Leasing for additional hiring and promotions resulting from continued growth in the business and new personnel costs for functions associated with becoming a standalone public company effective November 30, 2020. These increases were partially offset by $6.7 million related to executive personnel costs incurred by the Aaron's Business segment in the nine months ended September 30, 2020, which did not qualify for classification within discontinued operations, and are classified within unallocated corporate costs for segment purposes.
Advertising expenses increased $7.1 million primarily due to Progressive Leasing's efforts to continue growing GMV from existing POS partners and to further expand into e-commerce, combined with reduced marketing efforts in the same period of 2020 due to cost cutting measures implemented in response to the COVID-19 pandemic.
Professional services expenses increased $6.7 million due to costs incurred in 2021 related to our November 30, 2020 separation and distribution transaction and increased legal costs, combined with reduced professional services in 2020 due to cost cutting measures taken in response to the COVID-19 pandemic. These increases were partially offset by professional service expenses incurred by the Aaron's Business segment in the nine months ended September 30, 2020, which did not qualify for classification within discontinued operations, and are classified within unallocated corporate costs for segment purposes.
Computer software expenses increased $4.7 million primarily due to non-capitalizable software implementation projects by Progressive Leasing during 2021 and increased software and licensing costs related to the overall growth of the Company.
Other operating expenses decreased $6.9 million as a result of certain unallocated corporate overhead costs incurred in 2020 that were previously allocated to the Aaron's Business segment.
Provision for loan losses decreased $9.0 million due to continued strong customer payment activity during the nine months ended September 30, 2021 and changes to estimates in our allowance for loan losses, partially offset by the establishment of new allowances due to GMV growth. In the nine months ended September 30, 2020, the allowance for loan losses for Vive increased by $9.5 million due to unfavorable forecasted macroeconomic conditions resulting from the COVID-19 pandemic. In the nine months ended September 30, 2021, we released $8.1 million of allowances for loan losses due to forecasted improvements in macroeconomic conditions, resulting in a $17.6 million decline in the allowance for loan losses compared to the nine months ended September 30, 2020. This decline in the allowance was partially offset by the $8.6 million increase in the provision for loan losses resulting from the 84.8% growth in Vive's GMV compared to the nine months ended September 30, 2020.
Other Costs and Expenses
Depreciation of lease merchandise. Depreciation of lease merchandise increased due to growth in Progressive Leasing's portfolio of leased assets and elevated early lease buyout activity in the nine months ended September 30, 2021 compared to 2020. As a percentage of total lease revenues and fees, depreciation of lease merchandise decreased to 69.4% from 69.7% in 2020, primarily due to strong customer payment activity during the nine months ended September 30, 2021 compared to the same period in 2020, partially offset by the elevated levels of early lease buyouts during the first half of 2021.
Provision for lease merchandise write-offs. The provision for lease merchandise write-offs decreased $20.4 million primarily due to a $33.4 million decline in write-offs, compared to the nine months ended September 30, 2020, as the result of continued strong payment activity from customers, and changes to estimates in our allowance for lease merchandise write-offs. In the nine months ended September 30, 2020, we established incremental lease merchandise allowances of $11.7 million, in response to the COVID-19 pandemic, based on management's best estimate of the potential unfavorable impacts the COVID-19 pandemic may have on our customers' ability to continue making payments on their leases. In the nine months ended September 30, 2021, we continued to experience strong customer payment activity and low write-offs, resulting in a $7.6 million downward adjustment to our incremental COVID-19 allowance for write-offs. Given the significant uncertainty regarding the impacts of the COVID-19 pandemic and its effects on our customers and on our business going forward, a high level of estimation was involved in determining the allowance as of September 30, 2021. Therefore, actual lease merchandise write-offs could differ materially from the allowance.
The provision for lease merchandise write-offs as a percentage of lease revenues decreased to 4.2% for the nine months ended September 30, 2021 from 5.6% for the same period in 2020 due to improved customer payment activity, low write-offs, and changes in estimates on the allowance as discussed above.
Separation related charges. The Company incurred $2.4 million of stock-based compensation and retirement costs in the third quarter of 2020 related to the Company's separation of the Aaron's Business segment.
Earnings Before Income Taxes
Information about our earnings before income taxes by reportable segment is as follows:

	Nine Months Ended September 30,		Change
(In Thousands)	2021	2020	$	%
EARNINGS BEFORE INCOME TAXES:
Progressive Leasing	$268,128	$232,502	$35,626	15.3%
Vive	12,131	(7,873)	20,004	nmf
Other	(4,912)	—	(4,912)	nmf
Unallocated Corporate Expenses	—	(19,392)	19,392	nmf
Total Earnings Before Income Taxes	$275,347	$205,237	$70,110	34.2%
nmf—Calculation is not meaningful
The $4.9 million loss before income taxes within "Other" primarily relates to our Four operations. Unallocated corporate expenses represent certain expenses that had previously been reported within the Aaron's Business segment in 2020 that did not qualify for classification within discontinued operations. Factors impacting the change in earnings before income taxes are discussed above.
Income Tax Expense
Income tax expense increased to $69.6 million for the nine months ended September 30, 2021 compared to a $13.9 million in the prior year comparable period. The effective tax rate of 6.8% during the nine months ended September 30, 2020 is primarily due to a $34.2 million discrete income tax benefit generated by the provisions of the CARES Act in 2020, which resulted from the rate differential on the carryback of the Company's 2018 net operating loss previously recorded at 21% to the 2013 tax year, where the benefit was recognized at 35%. There are no material adjustments between the Company's effective tax rate of 25.3% for the nine months ended September 30, 2021 and the Company's statutory income tax rate.

Overview of Financial Position
The major changes in the condensed consolidated balance sheet from December 31, 2020 to September 30, 2021 include:
•Cash and cash equivalents increased $92.1 million to $128.8 million during the nine months ended September 30, 2021. For additional information, refer to the "Liquidity and Capital Resources" section below.
•Lease merchandise, net of accumulated depreciation and allowances, decreased $21.5 million due primarily to elevated early lease buyouts during the nine months ended September 30, 2021, in addition to an increase in the allowance for lease merchandise write-offs resulting from customer payment delinquencies primarily in the third quarter of 2021 trending more towards pre-pandemic rates as compared to the strong customer payment activity and historically low lease merchandise charge-offs we experienced at the end of 2020.
•Loans receivable, net of allowances and unamortized fees, increased $33.6 million due to growth in loan originations with Vive's POS partners.
•Goodwill increased $17.8 million as a result of the Company's acquisition of Four Technologies, Inc. on June 25, 2021. Refer to Note 3 for additional information regarding the details of the acquisition and the assets acquired.
•Income tax receivable increased $18.9 million as a result of the Company's conclusion in the third quarter of 2021 that Progressive Leasing's $175.0 million settlement payment to the Federal Trade Commission ("FTC") in 2020 is deductible.
•Accounts payable and accrued expenses increased $38.6 million primarily due to a $46.1 million increase in uncertain tax positions, which was partially offset by an $18.2 million decrease in income taxes payable. Both of these changes resulted from the Company's conclusion in the third quarter of 2021 that Progressive Leasing's $175.0 million settlement payment to the FTC in 2020 is deductible but results in an uncertain tax position. Other increases in accrued expenses included accrued salaries and benefits and other accrued expenses and liabilities, which increased $5.7 million and $4.7 million, respectively, from December 31, 2020.

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
Our capital requirements have been financed through:
•cash flows from operations;
•private debt offerings;
•bank debt; and
•stock offerings.
As of September 30, 2021, the Company had $128.8 million of cash, $50.0 million outstanding on our Revolving Facility, and $300.0 million of availability under the Revolving Facility.
The Company's cash flow statement for the nine months ended September 30, 2020 was not required to be adjusted for discontinued operations. Accordingly, the cash flow activities for the Aaron's Business discontinued operations is included in the below discussion and analysis for the nine months ended September 30, 2020.
Cash Provided by Operating Activities
Cash provided by operating activities was $294.9 million and $551.8 million during the nine months ended September 30, 2021 and 2020, respectively. The $256.9 million decrease in operating cash flows was primarily due to the separation of the Aaron's Business, which accounted for $281.7 million of the cash provided by operating activities during the nine months ended September 30, 2020. The $24.8 million increase in cash provided by operating activities from continuing operations when compared to the same period in 2020 was driven by the $175.0 million payment of Progressive Leasing's settlement with the FTC in the second quarter of 2020. This increase in cash provided by operating activities from continuing operations was offset by $172.1 million of additional purchases of lease merchandise by Progressive Leasing. Changes in certain working capital accounts also contributed to operating cash inflows compared to 2020, including $24.2 million related to the change in accounts receivable. Other changes in cash provided by operating activities are discussed above in our discussion of results for the nine months ended September 30, 2021.
Cash Used in Investing Activities
Cash used in investing activities was $72.5 million and $72.6 million during the nine months ended September 30, 2021 and 2020, respectively. The cash used in investing activities during the nine months ended September 30, 2020 included $44.4 million in cash outflows related to the separation of the Aaron's Business. The $44.3 million increase in cash used in investing activities from continuing operations when compared to the same period in 2020 was primarily due to a $66.8 million increase in cash outflows for investments in Vive loans receivable due to growth in loan origination activity, and the $22.9 million cash paid, net of cash acquired, for the acquisition of Four in June 2021. These increases were partially offset by a $47.0 million increase in proceeds on loans receivable driven by strong customer payment activity and growth in the portfolio in the nine months ended September 30, 2021 compared to the same period of 2020.
Cash Used in Financing Activities
Cash used in financing activities was $130.2 million during the nine months ended September 30, 2021 compared to $66.8 million during the same period in 2020. Cash used in financing activities in 2020 was primarily due to $61.5 million of cash outflows for the repayment of debt and $8.0 million paid in dividends. The Company repurchased common stock totaling $128.2 million during the nine months ended September 30, 2021 compared to no repurchases in the same period of 2020.

Share Repurchases
We purchase our stock in the market from time to time as authorized by our Board of Directors. On February 22, 2021, the Company's Board of Directors terminated the share repurchase program that was in effect as of December 31, 2020 and replaced it with a new repurchase program that permits the Company to repurchase up to $300.0 million of the Company's outstanding common stock. The Company repurchased 2,623,494 shares for $128.2 million during the nine months ended September 30, 2021. As of September 30, 2021, we had the authority to purchase additional shares up to our remaining authorization limit of $171.8 million. On November 3, 2021, the Company announced a new $1 billion share repurchase program authorized by the Company's Board of Directors. The authorization replaces the Company's existing $300 million repurchase program.
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
As of September 30, 2021, $50.0 million was outstanding under the Revolving Facility and the total available credit under the Revolving Facility was $300.0 million. The Revolving Facility includes an uncommitted incremental facility increase option ("Incremental Facilities") which, subject to certain terms and conditions, permits the Company at any time prior to the maturity date to request an increase in extensions of credit available thereunder by an aggregate additional principal amount of up to $300.0 million.
Our Revolving Facility contains certain financial covenants, which include requirements that the Company maintain ratios of (i) total net debt to EBITDA of no more than 2.50:1.00 and (ii) consolidated interest coverage of no less than 3.00:1.00. The Company will be in default under the credit agreement if it fails to comply with these covenants, and all borrowings outstanding could become due immediately. We are in compliance with these financial covenants at September 30, 2021 and believe that we will continue to be in compliance in the future.
Commitments
Income Taxes
During the nine months ended September 30, 2021, we made net tax payments of $44.0 million. Within the next three months, we anticipate making estimated tax payments of $8.6 million for U.S. federal income taxes and state income taxes.
Deferred income tax liabilities as of September 30, 2021 were $145.2 million. Deferred income tax liabilities are calculated based on temporary differences between the tax basis of assets and liabilities and their respective book basis, which will result in taxable amounts in future years when the liabilities are settled at their reported financial statement amounts. The results of these calculations do not have a direct connection with the amount of cash taxes to be paid in any future periods. As a result, scheduling deferred income tax liabilities as payments due by period could be misleading because this scheduling would not necessarily relate to liquidity needs.
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
Contractual Obligations and Commitments
Future interest payments on the Company's variable-rate debt are based on a rate per annum equal to, at our option, (i) the London Interbank Overnight ("LIBO") rate plus a margin within the range of 1.5% to 2.5% for revolving loans, based on total leverage, or the administrative agent's base rate plus a margin ranging from 0.5% to 1.5%, as specified in the agreement. Future interest payments related to our Revolving Facility are based on the borrowings outstanding at that time. The variable rate for our borrowings under the Revolving Facility was 1.625% at September 30, 2021. Future interest payments may be different depending on future borrowing activity and interest rates.
The Company has no long-term commitments to purchase merchandise nor does it have significant purchase agreements that specify minimum quantities or set prices that exceed our expected requirements for three months.

Unfunded Lending Commitments
The Company, through its Vive business, has unconditionally cancellable unfunded lending commitments totaling approximately $434.1 million and $287.3 million as of September 30, 2021 and December 31, 2020, respectively, that do not give rise to revenues and cash flows. These unfunded commitments arise in the ordinary course of business from credit card agreements with individual cardholders that give them the ability to borrow, against unused amounts, up to the maximum credit limit assigned to their account. While these unfunded amounts represented the total available unused lines of credit, the Company does not anticipate that all cardholders will utilize their entire available line at any given point in time. Commitments to extend unsecured credit are agreements to lend to a cardholder so long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.
Critical Accounting Policies
Refer to the 2020 Annual Report.
Recent Accounting Pronouncements
Refer to Note 1 to the condensed consolidated financial statements for a discussion of recently issued accounting pronouncements, including pronouncements that were adopted in the current year.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As of September 30, 2021, we had $50.0 million outstanding under our Revolving Facility. Borrowings under the Revolving Facility are indexed to the LIBO rate or the prime rate, which exposes us to the risk of increased interest costs if interest rates rise. Based on the Company’s variable-rate debt outstanding as of September 30, 2021, a hypothetical 1.0% increase or decrease in interest rates would increase or decrease interest expense by approximately $0.5 million on an annualized basis.
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
Changes in Internal Control Over Financial Reporting.
There were no changes in the Company’s internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, during the nine months ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
ITEM 1A.RISK FACTORS
The Company does not have any updates to its risk factors disclosure from that previously reported in the 2020 Annual Report.
ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table presents our share repurchase activity for the three months ended September 30, 2021:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs [1]
July 1, 2021 through July 31, 2021	—	—	—	$222,803,554
August 1, 2021 through August 31, 2021	973,459	45.09	973,459	178,909,402
September 1, 2021 through September 30, 2021	150,000	47.62	150,000	171,767,077
Total	1,123,459		1,123,459

1 Share repurchases are conducted under authorizations made from time to time by the Company’s Board of Directors. The authorization effective February 22, 2021, provided the Company with the ability to repurchase shares up to a maximum amount of $300 million. Subject to the terms of the Board's authorization and applicable law, repurchases may be made at such times and in such amounts as the Company deems appropriate. Repurchases may be discontinued at any time.
On November 3, 2021, the Company announced a new $1 billion share repurchase program authorized by the Company's Board of Directors. The authorization replaces the Company's existing $300 million repurchase program.
ITEM 3.DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.OTHER INFORMATION
None.

ITEM 6.EXHIBITS

EXHIBIT NO.	DESCRIPTION OF EXHIBIT

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from this Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in Inline XBRL (included in Exhibit 101)

*Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROG Holdings, Inc.
(Registrant)

Date:	November 3, 2021	By:	/s/ BRIAN GARNER
Brian Garner
Chief Financial Officer
(Principal Financial Officer)

Date:	November 3, 2021	By:	/s/ MATT SEWELL
Matt Sewell
Vice President, Financial Reporting
(Principal Accounting Officer)