Form 10-K
period 2021-12-31
PROG Holdings, Inc.
filed 2022-02-23
CIK 1808834

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2021 was $2,215,649,820 based on the closing price on that date as reported by the New York Stock Exchange. Solely for the purpose of this calculation and for no other purpose, the non-affiliates of the registrant are assumed to be all shareholders of the registrant other than (i) directors of the registrant, (ii) executive officers of the registrant, and (iii) any shareholder that beneficially owns 10% or more of the registrant’s common shares.
As of February 17, 2022, there were 55,157,954 shares of the Company’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for the 2022 annual meeting of shareholders, to be filed subsequently with the Securities and Exchange Commission, or SEC, pursuant to Regulation 14A, are incorporated by reference into Part III of this Annual Report on Form 10-K.

Cautionary Note Regarding Forward Looking Statements
This Annual Report on Form 10-K (this "Form 10-K") contains forward-looking statements within the meaning of the Securities Act of 1933, the Securities Exchange Act of 1934, and the Private Securities Litigation Reform Act of 1995. These statements include, among others, statements that involve expectations, plans or intentions, such as those relating to management strategies, future business, future results of operations or financial condition, mergers or acquisitions, capital allocation and further impacts of the COVID-19 pandemic. These forward-looking statements may be identified by words such as "may," "will," "would," "should," "could," "expect," "anticipate," "believe," "estimate," "intend," "strategy," "future," "opportunity," "plan," "project," "forecast," and other similar expressions. These forward-looking statements involve risks and uncertainties that may cause our actual results and financial condition to differ materially from those expressed or implied in our forward-looking statements. Such risks and uncertainties include, among others, those discussed in the Risk Factor Summary below, Part I, "Item 1A. Risk Factors" and Part II, "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation" of this Form 10-K, as well as in our consolidated financial statements, related notes, and the other information appearing in this Form 10-K and our other filings with the Securities and Exchange Commission (the "SEC"). We do not intend, and undertake no obligation except as required by law, to update any of our forward-looking statements after the date of this Form 10-K to reflect actual results or future events or circumstances. Given these risks and uncertainties, you are cautioned not to place undue reliance on such forward-looking statements.
Risk Factor Summary
Our businesses are subject to certain risks and uncertainties. Any of the following risk factors may cause our actual results to differ materially from historical or anticipated results. These risks and uncertainties are not all inclusive, but represent the risks that we currently believe are material. There may be additional risks that we do not currently consider to be material or of which we are not currently aware. Any of these risks, as well as the risks described below, could cause our actual results to differ materially from historical or anticipated results and could materially and adversely affect several aspects of our performance.
Risks Related to our Businesses, Regulatory Environment and Industry
•Our businesses are subject to laws and regulations that may subject them to government investigations, monetary penalties, and compliance-related burdens.
•Progressive Leasing serves subprime consumers, and its lease-to-own business model poses inherent risks that may have an adverse impact on our financial performance.
•Inflation, rising interest rates, economic uncertainty and other adverse macro-economic conditions that are not under our control may adversely affect demand for our products and services, as well as our customers' ability to make the payments they owe us, increase our labor costs, and unfavorably impact our financial performance.
•A large percentage of Progressive Leasing’s revenue is concentrated with several key point-of-sale partners "POS partners."
•Progressive Leasing may be unable to attract additional POS partners and consumers and to retain and grow its existing POS and consumer relationships.
•The Vive and Four business models differ significantly from Progressive Leasing’s lease-to-own business, which creates specific and unique risks including significantly different regulatory risks, particularly at the federal level.
•Our capital allocation strategy and financial policies, including our current stock repurchase program, may not be effective at enhancing shareholder value, or providing other benefits we expect.
•The COVID-19 pandemic has had, and is expected to continue to have, among other risks, a material and adverse effect on several aspects of our performance.
•Interruptions, inventory shortages and other factors affecting the supply chains of our retail partners may have a material and adverse effect on several aspects of our performance.
•Our failure to successfully compete in our highly competitive industry may harm several aspects of our performance.
•The effects of Progressive Leasing’s 2020 settlement with the FTC are not certain.
•Progressive Leasing may not be able to sustain its revenue growth rate, or its growth rate of related key operating metrics, in the future.
•The transactions offered to consumers by Progressive Leasing, Vive and Four may be negatively characterized by government officials, consumer advocacy groups and the media.

•Given the COVID-19 crisis and significant increase in inflation in the U.S. economy, our proprietary algorithms and decisioning tools used in approving Progressive Leasing and Vive customers may no longer be indicative of their customers' ability to perform.
•Any significant disruption in, or errors in, service on Progressive Leasing’s, Vive’s or Four’s platforms or relating to vendors, including events beyond their control, may prevent Progressive Leasing, Vive or Four from processing transactions (including making accurate lease and loan decisioning).
•Our business continuity and disaster recovery plans may not be sufficient to prevent losses in the event we experience a significant disruption in, or errors in, service on Progressive Leasing’s, Vive’s or Four’s platforms.
•Real or perceived software errors, failures, bugs, defects, or outages may adversely affect Progressive Leasing, Vive and/or Four.
•The ability of Progressive Leasing, Vive and Four to protect confidential, proprietary, or sensitive information, including the confidential information of their customers, may be adversely affected by cyber-attacks, employee or other internal misconduct, computer viruses, physical or electronic break-ins, or similar disruptions.
•Consumer identity fraud may adversely affect the performance of our businesses lease and loan portfolios.
•E-commerce lease and loan origination processes may give rise to greater risks than in-store originations and processes.
•The loss of the services of our key executives, or our inability to attract and retain key talent may have a material adverse impact on our operations.
•The geographic concentration of Progressive Leasing’s POS partners may magnify the impact of conditions in a particular region, including economic downturns and other occurrences.
•Our results depend on prominent presentation, integration, and support of Progressive Leasing and Vive's products and services by POS partners.
Risks Related to the Spin-Off of The Aaron’s Company, Inc.
•In connection with the spin-off of The Aaron’s Company, Inc. in November 2020 (the "Spin-Off"), The Aaron’s Company agreed to indemnify us for certain liabilities, and we agreed to indemnify The Aaron’s Company for certain liabilities.
•If the Spin-Off does not ultimately qualify as a transaction that is generally tax free for U.S. federal income tax purposes, we or our shareholders may be subject to significant tax liabilities.
•Potential liabilities in connection with the Spin-Off may arise under fraudulent conveyance and transfer laws and legal capital requirements.
•We might not be able to engage in desirable strategic transactions and equity issuances because of certain restrictions relating to requirements for tax-free distributions.
Risks Related to Our Indebtedness
•We may not be able to generate sufficient cash to service all of our indebtedness, and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.
•The terms of our indebtedness restrict our current and future operations, particularly our ability to respond to changes or to take certain actions.
•Our variable rate indebtedness subjects us to interest rate risk, which may cause our debt service obligations to increase significantly.

PART I
ITEM 1. BUSINESS
Unless otherwise indicated or unless the context otherwise requires, all references in this Annual Report on Form 10-K to the "Company," "we," "us," "our" and similar expressions are references to PROG Holdings, Inc. ("PROG Holdings") and its consolidated subsidiaries.
Overview
PROG Holdings is a financial technology holding company that provides leading financial solutions to empower consumers and retailers. PROG Holdings' operating segments include Progressive Leasing, an e-commerce, app-based, and in-store point-of-sale lease-to-own solutions provider, Vive Financial ("Vive"), an omnichannel provider of second-look revolving credit products, and Four Technologies, Inc. ("Four"), which offers Buy Now, Pay Later payment options to consumers through the Four platform. The Progressive Leasing segment comprised approximately 98% of our consolidated revenues for the year ended December 31, 2021. Progressive Leasing provides consumers with lease-purchase solutions for merchandise, including furniture, appliances, electronics, jewelry, mobile phones and accessories, mattresses, and automobile electronics and accessories from leading traditional and e-commerce retailers (whom we refer to as our point-of-sale partners, "POS partners," or "retail partners"). Many of our customers fall within the near-prime or subprime Fair Isaac and Company ("FICO") score categories and may have difficulty purchasing big-ticket and other durable goods. Progressive Leasing's technology-based, proprietary decisioning platform offers prompt lease decisioning at the point-of-sale and is integrated with both traditional and e-commerce POS partners’ systems. Progressive Leasing provides customers with transparent and competitive lease payment options along with flexible terms that are designed to help customers achieve merchandise ownership, including through low initial payments and early buyout options. Lease-to-own transactions facilitated through our Company also benefit our POS partners by generating incremental sales to credit-challenged consumers, who typically would not have qualified for financing offers traditionally provided by these retailers. Progressive Leasing has funded over 10 million leases since its inception in 1999.
Strategy
Our strategy to drive growth in our business, which we believe positions us for success over the long-term, includes the following:

Grow GMV with existing and new POS partners
Invest in technology that simplifies and improves the customer experience
Leverage our large database to drive repeat business
Broaden our financial technology product ecosystem through R&D efforts and strategic acquisitions
Employ direct-to-consumer marketing to drive shoppers in-store and online

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
•Leverage our large database to drive repeat business - We are leveraging our extensive database of lease agreements to offer current and previous customers products and solutions that meet their needs. We also use historical information from that database to help inform our decisioning on the applications of potential new customers.
•Broaden our financial technology product ecosystem through research and development ("R&D") efforts and strategic acquisitions - We plan to expand our product solutions to create a more loyal and engaged customer base.
•Employ direct-to-consumer marketing to drive shoppers in-store and online - We plan to continue expanding our direct-to-consumer marketing efforts to attract new customers and drive more GMV through our POS partners.
Operating Segments
As of December 31, 2021, the Company has three operating segments: Progressive Leasing, Vive and Four. The Company’s two reportable segments are Progressive Leasing and Vive, which is consistent with the current organizational structure and how the chief operating decision maker regularly reviews results to analyze performance and allocate resources.
The operating results of our two reportable segments may be found in (i) Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and (ii) Item 8. Financial Statements and Supplementary Data.
Progressive Leasing
Progressive Leasing is our largest operating segment, which empowers consumers and businesses with transparent and flexible lease-to-own options to help consumers achieve ownership of durable goods. Progressive Leasing provides e-commerce, app-based, and in-store point-of-sale lease-to-own solutions through approximately 24,000 third-party POS partner locations and e-commerce websites in 49 states, the District of Columbia and Puerto Rico. It does so by purchasing the desired merchandise from POS partners and, in turn, leasing that merchandise to customers through a cancellable lease-to-own transaction. Progressive Leasing consequently has no stores of its own, but rather offers lease-purchase solutions to the customers of traditional and e-commerce retailers. The Progressive Leasing segment comprised approximately 98% of our consolidated revenues for the year ended December 31, 2021.
Vive
Vive primarily serves customers who may not qualify for traditional prime lending offers and desire to purchase goods and services from participating merchants. Vive offers customized programs with services that include revolving loans through private label and Vive-branded credit cards. Vive's current network of over 5,000 POS partner locations and e-commerce websites includes furniture, mattresses, fitness equipment, and home improvement retailers, as well as medical and dental service providers. The Vive segment comprised approximately 2% of our consolidated revenues for the year ended December 31, 2021.
Four
Four provides consumers of all credit backgrounds with Buy Now, Pay Later ("BNPL") options through four interest-free installments. Four's proprietary platform capabilities provide our base of customers and POS partners with another payment solution as part of the PROG Holdings financial technology offerings. Shoppers use Four's platform to purchase furniture, clothing, electronics, health and beauty, footwear, jewelry, and other consumer goods from retailers across the United States. Four was not a reportable segment for the year ended December 31, 2021 as its revenues, loss before income taxes, and assets were not material to the Company’s results of operations or financial condition. Four's financial results are reported within "Other" for segment reporting purposes.

Operations
Operating Strategy
Our operating strategy is based on distinguishing our Progressive Leasing, Vive, and Four brands from those of our competitors, along with maximizing our operational efficiencies. At every interaction with our POS partners and customers, our focus is on providing excellent service supported by the continued development and enhancement of technology-based solutions, enabling fast, simple self-service options. We believe this strategy allows us to grow incremental sales for our POS partners, while realizing operating efficiencies at scale. Importantly, our ability to service our POS partners and our customers while effectively managing labor costs allows us to offer lease-purchase solutions that are generally lower cost and otherwise more attractive than many other options available in the market.

Legacy finance solution shortfall	Progressive Leasing’s answer
Approximately 40% of United States population has a near or below prime FICO score and does not have a convenient solution to finance the purchase of big-ticket items.	Progressive Leasing offers a technology-based, proprietary decisioning platform with transparent and competitive lease payment options.
Consumers are unable to qualify for traditional products due to low credit score or no traditional credit file/score.	Approvals are determined by factors beyond credit scores.
Traditional products have high denial rates for non-prime customers and retailer staff have minimal training or program support to enable the purchase.	Progressive Leasing brand loyalty and marketing efforts help drive incremental business to our POS partners and support sales to customers that are otherwise unable to purchase.

Lease Agreement Customer Experience
We offer simplified and transparent lease application and payment processes:

Lease Agreement Decisioning Process
Progressive Leasing uses proprietary decisioning algorithms to determine which applicants meet our leasing qualifications and the lease amount for which customers are approved. The decisioning data set contains over 5 million leases with mature lease performance data and other information provided from third party sources. Progressive Leasing's proprietary algorithms utilize the customer application, customer history, known fraud attributes, retailer/vertical performance and other information in the decision-making process. In 2021, 97% of lease decisions were completely automated, with a median decision time of 5.7 seconds.
Lease Agreement and Collection
The Progressive Leasing customer has the option to acquire ownership of merchandise over a fixed term, usually 12 months, by making weekly, bi-weekly, semi-monthly, or monthly lease payments. The customer may cancel the agreement at any time without penalty by returning the merchandise to Progressive Leasing. If the customer leases the item through the completion of the full term, he or she then acquires ownership of the item. The customer may also purchase the item at any time by making the contractually specified payment.
Contractual payments are usually based on a customer's pay frequency and are typically processed through automated clearing house payments. If a payment is not made in a timely manner, collections are managed in-house through our call centers and proprietary lease management system. The call center contacts customers within a few days after the due date to encourage them to keep their agreement current. If the customer chooses to return the merchandise, arrangements are made to receive the merchandise from the customer by either scheduling a pick-up or shipping the merchandise to our warehouse in Draper, Utah.
For customer agreements that are past due, the Company's policy is to write-off lease merchandise after 120 days. The provision for lease merchandise write-offs as a percentage of lease revenues was 4.8%, 5.4% and 7.2% for the years ended December 31, 2021, 2020, and 2019, respectively.
Vive's Credit Decisioning and Collection
Vive partners with merchants to provide a variety of revolving credit products originated through third-party federally insured banks to customers that may not qualify for traditional prime lending offers (referred to as "second-look" financing programs). We believe Vive provides the following strategic benefits:
•Enhanced product for POS partners - Vive is able to drive more sales for its POS partners through its revolving credit products. Vive has a centralized, scalable underwriting model with a long operating history, deployed through its third-party bank partners, and a proprietary receivable management system.
•Expanded customer base - PROG Holdings is able to serve a broader base of consumers through Vive. Vive primarily serves customers with FICO scores between 600 and 700, which make up approximately a quarter of the United States population. These customers generally have credit profiles that are typically stronger than Progressive Leasing's current customers. Additionally, Vive's revolving credit products can be used for the purchase of services in addition to merchandise.
•Proprietary decision algorithm and collection - Vive uses an underwriting model that provides standardized credit decisions, including borrowing limit amounts. Credit decisions are primarily based on a proprietary underwriting algorithm. Loans receivable are unsecured, and collections on loans receivable are managed in-house through Vive's call center and proprietary loans receivable management system.
Customer Service
A critical component of the success of our operations is the commitment to develop good relationships with our customers. We consistently monitor consumer preferences and trends to ensure that our business models are aligned with our customers' needs. We believe that building a relationship with the customer that ensures customer satisfaction is critical to our long-term success. Our goal, therefore, is to develop a positive experience with our customers, and for our products, service and support in the minds of our customers from the moment they enter the stores, e-commerce websites or mobile apps of our POS partners.
We believe the strong focus on customer satisfaction generates repeat business from our customers and long-lasting relationships with our POS partners. Our customers are given access to products through multiple channels, including a network of POS partner store locations and e-commerce sites. Our customers benefit from Progressive Leasing's flexible payment alternatives, including early purchase options, reinstatement options, product replacement, discounts and other benefits. In addition, we offer payment deferral options and other payment adjustment options to customers who are experiencing financial difficulties, such as to those customers who have been adversely impacted by the COVID-19 pandemic. In order to increase leasing and financing transactions, we foster relationships with POS partners and existing customers to attract recurring business. Our Progressive Leasing segment offers centralized customer and retailer support through call centers located in Draper, Utah, Glendale, Arizona, virtual call center operations in El Paso and San Antonio, Texas and a third-party support vendor in Cali, Colombia. Our call center for Vive is located in Draper, Utah. Since the outbreak of the COVID-19 pandemic in early 2020, substantially all call center representatives for Progressive Leasing and Vive have transitioned to working remotely.
Our commitment to our customers is ongoing throughout their lease term. Progressive Leasing customers have the option to cancel their lease-to-own agreement and return the merchandise at any time. We provide customers the convenience to return merchandise by either scheduling a pick-up or shipping the merchandise to our warehouse in Draper, Utah. Progressive Leasing partners with multiple third party vendors to sell its returned merchandise.

Purchasing and POS Partner Relationships
The following table details the percentage of Progressive Leasing's revenues attributable to different categories of merchandise offered by its POS partners:

	Year Ended December 31,
Progressive Leasing POS Partner Merchandise Category[1]	2021	2020	2019
Furniture, appliances and electronics[2]	57%	57%	53%
Jewelry	17%	14%	16%
Mobile phones and accessories	12%	13%	12%
Mattresses	7%	9%	10%
Automobile electronics and accessories	4%	5%	7%
Other	3%	2%	2%
1Revenues from a POS partner are attributed to a single category even if the POS partner may carry merchandise across multiple categories.
2Progressive Leasing also classifies some electronics within mobile phones and accessories, automobile electronics and accessories, and other.
The following table details the percentage of Vive's revenues attributable to different categories of services and merchandise offered by its POS partners:

	Year Ended December 31,
Vive POS Partner Services and Merchandise Category[1]	2021	2020	2019
Furniture and Mattresses	48%	41%	32%
Medical	25%	32%	43%
Home Exercise and Home Improvement	8%	9%	8%
Other	19%	18%	17%
1Revenues from a POS partner are attributed to a single category even if the POS partner may offer services or merchandise across multiple categories.

During 2021, four POS partners each individually provided customer relationships that generated greater than 10% of our consolidated revenues.
Marketing and Advertising
Progressive Leasing actively markets its leasing services to help increase the purchasing power of its customers while driving new shoppers and incremental transactions for our POS partners. To accomplish these goals, we invest in digital, traditional, and in-store marketing, and our internal marketing team continually evaluates and optimizes this investment to maximize the benefit for our POS partners.
Our robust digital media program is comprised of paid search, digital display, mobile, video, and paid social. We are able to verify the impact of our paid digital media on in-store and online shopping trips and lease origination activity. Targeted, personalized email and SMS marketing campaigns leverage our large customer database, educating customers about lease-to-own offerings, and driving lease conversion and sales for our POS partners. In addition, Progressive Leasing offers a variety of in-store marketing materials to drive awareness at the point of sale.
All of these efforts help drive new and returning customers online and into retail locations each year, generating incremental sales for our POS partners.

Competition
Our Progressive Leasing segment competes with other lease-to-own companies (virtual and traditional store based), and to a lesser extent, consumer finance companies, and traditional and online sellers of merchandise that provide customers with various types of payment options. The virtual lease-to-own market is highly competitive. We believe that during times of increased consumer liquidity, such as when government stimulus payments and enhanced unemployment benefits were being paid in 2020 and the first half of 2021, in response to the COVID-19 pandemic, our competitors become more aggressive in their decisioning or approval processes, which further increases the competition we face. The industry is also experiencing an increase in new products and services designed to compete for the traditional lease-to-own consumer. The emergence of these new products and services has resulted in consumers having various payment alternatives for the goods and services they desire, resulting in a highly competitive environment. Vive competes with banks, consumer finance companies, and other financial technology companies for customers desiring to purchase merchandise or services. Four also competes with these same financial service providers for customers desiring to purchase merchandise or services for cash or credit. Competition is based primarily on product selection and availability, customer service, lease rates, interest rates, promotional rates, and other terms.
Working Capital
Progressive Leasing's most significant working capital asset is merchandise on lease. As Progressive Leasing continues to grow, the need for additional lease merchandise is expected to remain a major working capital requirement. Vive's most significant working capital assets are loans receivable. Consistent and dependable sources of liquidity are required to purchase such merchandise and acquire new loans through Vive's third-party bank partners. Four's most significant working capital assets are loans receivable, which require dependable sources of liquidity to purchase merchandise through Four's POS partners and affiliates. Failure to maintain adequate sources of liquidity to purchase lease merchandise and originate loans may materially adversely affect our Progressive Leasing, Vive, and Four businesses. We believe our cash on hand, operating cash flows, and availability under our revolving credit facility are adequate to meet our normal liquidity requirements.
Human Capital
Diversity, equity and inclusion ("DE&I") is integral to our ability to grow and thrive. We respect the dignity and diversity of all people. We strive to nurture a culture of inclusion, holding all employees accountable for advancing our culture of belonging while supporting a diverse environment free from discrimination, harassment and bullying.
By supporting a diverse and inclusive workplace, our employee resource groups help to ensure the many experiences of our diverse employees, customers and communities are reflected in our decisions and actions. We continue to focus on hiring, retention and advancement of women and underrepresented groups. Our vision is to cultivate a welcoming and nurturing workplace that will activate the next generation of innovators. One of the ways we strive to achieve these goals is by providing executive, monetary and other support to our Employee Business Resource Groups ("BRGs"), all of which encourage and welcome participation from all employees in all positions and locations. Our BRGs work to ensure their members have a voice in the Company’s on-going conversations about DE&I matters, including strategy. Currently, our BRGs include:
•The Black Inclusion Group ("BIG"), whose mission is to enrich the experience of our African-American employees by providing professional and leadership development, networking, mentoring and social opportunities, while also promoting understanding of their concerns and views among all of our employees. BIG is focused on inclusion, engagement, learning and advancement initiatives intended to promote retention of African American employees.
•Women In Leadership ("WIL"), an organization created to inspire female employees to develop their leadership abilities, prepare for and take advantage of career growth opportunities, and increase their knowledge of the Company for organizational and personal success, is focused on fostering the recruitment, development, advancement and retention of female employees, and helping all employees gain an appreciation of issues and topics of importance to our female employees.
•Adelante! provides a platform for highlighting and celebrating the richness of the Hispanic and LatinX communities’ heritages to promote cultural and issue awareness among all of our employees. This organization also facilitates professional and leadership development, networking, mentoring and social opportunities for Hispanic and LatinX employees, with the aim of fostering recruitment, development, advancement and retention of those employees.
•PROGPeople Respecting Individuality, Diversity and Equality ("PRIDE") seeks to foster a culture of understanding, diversity, inclusion and equality with our LGBTQ+ employees and allies, and encourages individuality, respect, professional development, and awareness of the challenges faced by, and issues that are important to, the LGBTQ+ community.

In addition to providing support to our BRGs, our efforts to promote DE&I practices include:
•Hosting internal and guest speakers to discuss topics relevant to DE&I matters;
•Conducting training to educate our employees about various DE&I themes, racial justice, disability inclusion and LGBTQ+ allyship, among other themes;
•Improving and formalizing mentorship programs targeted towards our female, minority and LGBTQ+ employees, which we expect to implement during 2022;
•Implementing a talent review process that is designed to utilize a multi-factor approach to understanding the talents of our employees and the potential they have to be future leaders of the Company.
As of December 31, 2021, our employee count was 1,849 for Progressive Leasing, 156 for Vive, and 18 for Four, the majority of which were full time employees. None of our employees are covered by a collective bargaining agreement, and we believe that our relations with employees are good.
The information in the tables below summarizes our gender, ethnicity and race diversity metrics as of December 31, 2021:

December 31, 2021
	Male	Female
Vice Presidents and Above	78.0%	22.0%
All Other Employees	49.1%	50.9%

December 31, 2021
	Hispanic or Latino	White	Black or African American	Native Hawaiian or Pacific Islander	Asian	American Indian or Alaskan Native	Two or More Races
Vice Presidents and Above	—	97.6%	2.4%	—	—	—	—
All Other Employees	25.8%	56.2%	9.0%	1.2%	4.6%	0.7%	2.5%
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
For the years ended December 31, 2021, 2020, and 2019, personnel expenses were $189.6 million, $170.3 million, and $160.0 million, respectively.
Seasonality
Progressive Leasing's revenue mix is moderately seasonal. Adjusting for growth, the first quarter of each year generally has higher revenues than any other quarter. This is primarily due to realizing the benefit of our POS partners' increases in business and higher lease originations during the fourth quarter holiday season, as well as the receipt by our customers in the first quarter of federal and state income tax refunds. Our customers will more frequently exercise the early purchase option on their existing lease agreements during the first quarter of the year. We expect these trends to continue in future periods.

Industry Overview
The Lease-to-Own Industry
The lease-to-own industry offers customers an alternative to traditional methods of obtaining home furnishings, electronics, appliances, computers, jewelry, and other consumer goods and services. In a standard industry lease-to-own transaction, the customer has the option to acquire ownership of merchandise over a fixed term, usually 12 months, by making periodic lease payments. The customer may cancel the agreement at any time without penalty by returning the merchandise to the lessor. If the customer leases the item through the completion of the full term, he or she then obtains ownership of the item. The customer may also purchase the item at any time by tendering the contractually specified payment.
The lease-to-own model is particularly attractive to customers who are unable to pay the full purchase price for merchandise upfront, and lack the credit to qualify for conventional financing programs. Other individuals who find the lease-to-own model attractive are customers who, despite access to credit, do not wish to incur additional debt, or have only a temporary need for the merchandise.
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
Federal regulatory authorities are increasingly focused on the subprime and near-prime financial marketplace in which our Progressive Leasing, Vive and Four businesses operate. For example, in December 2021, the Consumer Financial Protection Bureau ("CFPB") announced that is was reviewing the business practices of five companies that offer BNPL services and alleged risks associated with such BNPL offerings. While our Four business has not been contacted by the CFPB as of the date of this filing, we believe the CFPB's December announcement is illustrative of the greater focus federal regulatory authorities are putting on alternative financial services products, including within the industry in which our businesses operate, which may result in increased costs and the possibility of fines or other monetary penalties, settlements and costly changes to the manner in which we conduct our business. Any of these federal, as well as state, agencies may propose and adopt new regulations, or interpret existing regulations, in a manner that may result in significant adverse changes in the regulatory landscape for businesses such as ours.
In addition, with increasing frequency, federal and state regulators are holding businesses like ours to higher standards of training, monitoring and compliance. From time to time, federal regulatory agencies and state attorneys general have directed investigations or regulatory initiatives toward our industry, or toward certain companies within the industry. For example, as we have disclosed previously, in July 2018 we received a civil investigative demand ("CID") from the FTC regarding disclosures related to lease-to-own and other financial products offered by the Company, and whether such disclosures are in violation of the FTC Act. Although we believe such disclosures were in compliance with the FTC Act and have not admitted to any wrongdoing, we reached a settlement with the FTC under which we agreed to make a lump sum payment of $175.0 million to the FTC, and entered into a consent order which, among other matters, required Progressive Leasing to enhance certain compliance related activities, including monitoring, disclosure and reporting requirements. The proposed consent order was approved by the FTC on April 17, 2020 and approved by the United States District Court for the Northern District of Georgia on April 22, 2020. The Company paid the $175.0 million settlement amount to the FTC on April 27, 2020. The settlement and related consent order may lead to investigations and enforcement actions by, and/or consent orders with, state attorneys general and regulatory agencies. We cannot predict whether any state attorneys general or federal regulatory agencies will direct other investigations or regulatory initiatives towards us or our industry in the future, or what the impact of any such future regulatory initiatives may be.
In addition to federal regulatory oversight, currently, nearly every state specifically regulates lease-to-own transactions via state statutes. This includes states in which our Progressive Leasing business has POS partners. Most state lease purchase laws require lease-to-own companies to disclose to their customers the total number of payments, total amount and timing of all payments to acquire ownership of any item, any other charges that may be imposed and miscellaneous other items. The more restrictive state lease purchase laws limit the retail price for an item, limit the total amount that a customer may be charged for an item, or regulate the "cost-of-rental" amount that lease-to-own companies may charge on lease-to-own transactions. With respect to the regulation of the "cost-of-rental" amount, such laws generally define "cost-of-rental" as lease fees paid in excess of the "retail" price of the goods. Progressive Leasing's long-established policy in all states is to disclose the terms of its lease purchase transactions as a matter of good business ethics and customer service. We believe we are in material compliance with various state lease purchase laws. At the present time, no federal law specifically regulates the lease-to-own transaction. Moreover, federal legislation to regulate the transaction has been proposed from time to time. In addition, certain elements of Progressive Leasing's business including matters such as collections activity, marketing disclosures to customers and customer contact may be subject to federal laws and regulation.
Vive is subject to various federal and state laws that address lending regulations, consumer information, consumer rights, and certain credit card specific requirements. In addition, Vive services credit cards issued through third party bank partners and therefore is subject to those banks' Federal Deposit Insurance Corporation regulators. We believe we are in material compliance with all applicable laws and regulations. Although we are unable to predict the results of any regulatory initiatives, we do not believe that existing and currently proposed regulations will have a material adverse impact on our Progressive Leasing, Vive, Four or other business operations.
Intellectual Property
Intellectual property and proprietary rights are important to the success of our business. We rely on a combination of trademark, service mark, trade name and copyright laws in the United States and other jurisdictions, as well as license agreements, confidentiality procedures, non-disclosure agreements, and other contractual protections, to establish and protect our intellectual property and proprietary rights, including our proprietary technology, software, know-how, and brand. However, these laws, agreements, and procedures provide only limited protection. We own, or are otherwise entitled to use, the various trademarks, trade names, and service marks used in our businesses, including those used with the operations of Progressive Leasing, Vive, and Four. We intend to file for additional trade name and trademark protection when appropriate.
Although we rely on intellectual property and proprietary rights, copyrights, trademarks and trade secrets, as well as contractual protections, in our business, we also seek to preserve the integrity and confidentiality of our intellectual property and proprietary rights through appropriate technological restrictions, such as physical and electronic security measures. We believe that factors such as the technological and creative skills of our personnel and frequent enhancements to our network are also essential to establishing and maintaining our competitive position.
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

ITEM 1A. RISK FACTORS
Our businesses are subject to a number of risks and uncertainties that may affect our businesses, results of operations and financial condition, or the trading price of our common stock, some of which are described below. These risk factors may not be all of the risks our businesses face because we operate in a continually changing regulatory and macroeconomic environment, and new risks and uncertainties may emerge from time to time. We cannot predict such new risks and uncertainties, nor can we assess the extent to which any of the risk factors below or any such new risks and uncertainties, or any combination thereof, may impact our businesses.
Risk Factors
Risks Related to our Businesses, Regulatory Environment and Industry
Our businesses are subject to extensive federal, state and local laws and regulations that may subject them to government investigations, significant additional costs, fines or other monetary penalties or settlements, and compliance-related burdens that may result in them changing the manner in which they operate, which may be materially adverse to several aspects of our performance.
In April 2020, Progressive Leasing entered into a settlement with the FTC (the "FTC Settlement") to resolve allegations by the FTC that certain of Progressive Leasing’s advertising and marketing practices violated the FTC Act, even though Progressive Leasing believed it was in compliance with the FTC Act, and thus, did not admit any violations of that act or any other laws. Under the FTC Settlement, Progressive Leasing paid $175 million to the FTC and agreed to enhance certain of its compliance-related activities, including augmenting disclosures to its customers and expanding its POS partner monitoring programs. Federal regulatory authorities are increasingly focused on alternative consumer financial services products, including consumer protection within the subprime financial marketplace in which our Progressive Leasing, Vive and Four businesses operate. For example, in December 2021, the Consumer Financial Protection Bureau ("CFPB") announced that it was reviewing the business practices of five companies that offer buy-now-pay-later ("BNPL") services and alleged risks associated with such BNPL offerings. While our Four business has not been contacted by the CFPB as of the date of this filing, we believe the CFPB’s December announcement is illustrative of the greater focus federal regulatory authorities are putting on alternative consumer financial services products, including within the industries in which our businesses operate, which may result in increased costs and the possibility of fines or other monetary penalties, settlements and costly changes to the manner in which we conduct our business.
Any of these federal agencies may propose and adopt new regulations (or interpret existing regulations) that may result in significant adverse changes in the regulatory landscape for Progressive Leasing, Vive and Four. We expect federal regulatory agencies will continue their increased focus on alternative consumer financial services products, and, as a result, businesses transacting with subprime consumers, for example, may be held to higher standards of monitoring, disclosure and reporting, regardless of whether new laws or regulations governing our industry are adopted. This increased attention may increase Progressive Leasing’s, Vive’s and Four’s compliance costs significantly, result in additional fines or monetary penalties or settlements due to future government investigations, and materially and adversely impact the manner in which they operate, which may be materially adverse to several aspects of our performance.
State regulatory authorities also appear to be increasingly focused on the subprime financial marketplace, including the lease-to-own industry. For example, in early 2021 a number of lease-to-own companies, including the Company's Progressive Leasing business, received a subpoena from the California Department of Financial Protection and Innovation (the "DFPI"). The subpoena received by Progressive Leasing in January 2021 from the DFPI requested the production of documents regarding Progressive Leasing's operations and its compliance with state consumer protection laws, including new legislation that went into effect on January 1, 2021. Although the Company believes Progressive Leasing is in compliance with all applicable consumer financial laws and regulations in California, this inquiry may lead to an enforcement action and/or a consent order and substantial costs, including legal fees, fines, penalties, and remediation expenses. While the Company intends to preserve defenses surrounding the jurisdiction of DFPI in this matter, the Company has fully cooperated and anticipates that it will continue cooperating with the DFPI in responding to its inquiry. We are currently unable to predict the ultimate timing or outcome of this investigation. In addition, the FTC Settlement may lead to investigations and enforcement actions by, and/or consent orders with, state Attorneys General or other state regulatory agencies. Furthermore, in November 2021, Rent-A-Center, Inc. announced that its Acima division ("Acima"), which is a large virtual lease-to-own business that competes with Progressive Leasing, had received a letter from the Nebraska Attorney General’s office stating that the Attorney General of Nebraska, along with a coalition of thirty-eight state Attorneys General, has initiated a multistate investigation into the business acts and practices of Acima and that a civil investigative demand(s) and/or subpoena(s) pursuant to respective state consumer protection laws will be forthcoming. As of the date of this Annual Report on Form 10-K, we have not received a similar communication from the Nebraska Attorney General’s office and are not aware of any intention by any state Attorneys General involved in the Acima matter to broaden their investigation to include Progressive Leasing in their investigation. However, there can be no assurance that Progressive Leasing will not be included in such matter and, if it is, that it would not lead to an enforcement action and/or a consent order, or substantial costs, including legal fees, fines, penalties, and remediation expenses. We cannot predict whether any state Attorneys General or state regulatory agencies will direct other investigations or regulatory investigations towards us or our industry in the future, or what the impact of any such future regulatory investigation may be.
In addition, certain aspects of Progressive Leasing’s, Vive’s and Four’s businesses, such as the content of their advertising and other disclosures to customers about transactions, their respective data collection practices, the manner in which they may contact their customers, the decisioning process regarding whether to enter into a transaction with a potential customer, their credit reporting practices, and the manner in which they process and store certain customer, employee and other information are subject to federal and state laws and regulatory oversight. For example, the California Consumer Privacy Act of 2018 (the "CCPA"), which became effective on January 1, 2020, gives residents of California expanded rights to access and delete their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used, and also provides for civil penalties for violations and private rights of action for data breaches. In addition, on November 3, 2020, California voters approved a new privacy law, the California Privacy Rights Act ("CPRA"), which significantly modifies the CCPA, including by expanding consumers’ rights with respect to certain personal information and creating a new state agency to oversee implementation and enforcement efforts. Many of the CPRA’s provisions will become effective on January 1, 2023. The CCPA, CPRA, and other applicable state and federal privacy laws will require Progressive Leasing, Vive and Four to design, implement and maintain different types of privacy-related compliance controls and programs simultaneously in multiple states, thereby further increasing the complexity and cost of compliance. In addition, certain states' laws limit the total cost that Progressive Leasing may charge a customer in order for the customer to achieve ownership of the leased merchandise at the end of the lease term.
We have incurred and will continue to incur substantial costs to comply with federal, state and local laws and regulations, including rapidly evolving expected consumer protection standards. In addition to compliance costs, we may continue to incur substantial expenses to respond to regulatory and other third-party investigations and enforcement actions, proposed fines and penalties, criminal or civil sanctions, and private litigation, as well as potential "headline risks" that may negatively impact our business and may adversely affect our share price. Consumer complaints with respect to our industry have resulted in, and may in the future result in, state, federal and local regulatory and other investigations. In addition, while we are not aware of any whistleblower claims regarding Progressive Leasing’s, Vive’s or Four’s specific business practices, such claims are on the rise generally. We believe these claims will likely continue, in part because of the provisions enacted by the Dodd-Frank Act that provide for cash awards to persons who report alleged wrongdoing to the U.S. Securities and Exchange Commission, and because competitors may use it as a method to weaken their competitors, and others, like former personnel or other constituencies, may use it as means to extract payment or otherwise retaliate.
Additionally, as we execute on our strategic plans, we may continue to expand into complementary businesses that engage in financial, consumer credit transactions or lending services, or lease-to-own or rent-to-rent transactions involving products that we do not currently offer our customers, all of which may be subject to a variety of statutes and regulatory requirements in addition to those regulations currently applicable to our operations, which may impose significant costs, limitations or prohibitions on the manner in which we currently conduct our businesses as well as those we may acquire in the future.
Progressive Leasing serves subprime consumers. Its lease-to-own business model poses inherent risks that may have a material and adverse effect on our results, financial condition, and prospects.
Progressive Leasing offers lease-to-own solutions to subprime consumers through point-of-sale retail partners via in-store, mobile, and online solutions. While this model allows Progressive Leasing to address an underserved, credit-challenged segment of the population with an innovative lease-to-own solution that integrates seamlessly with the traditional and e-commerce retailers with whom Progressive Leasing partners (whom we refer to as our point of sale or "POS" partners), it creates specific and unique risks including, among others:
•reliance on POS partners (over whom Progressive Leasing does not exercise full control and oversight) for many important business functions, from advertising through assistance with lease transaction applications, including, for example, explaining the nature of the lease-to-own transaction when asked to do so by a consumer;
•the potential that federal, state and local regulators will continue to focus on alternative financial services products, including consumer protection with respect to such products within the subprime financial marketplace, and impact lease-to-own transactions by adopting new regulations (or applying existing laws and regulations that were never intended to apply to lease-to-own transactions) that require Progressive Leasing to change its business practices in a materially adverse manner;
•indemnification obligations to POS partners for losses stemming from, among other matters, Progressive Leasing’s violation of federal, state or local laws or regulations or failure to take the appropriate steps to protect its POS partners’ and customers’ information from being accessed or stolen by unauthorized third parties through cyber-attacks or "hacking" or similar occurrences;

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
These risks, which may have a material and adverse effect on several aspects of our performance in the future, are described further below.
Inflation, rising interest rates, economic uncertainty and other adverse macro-economic conditions that are not under our control may adversely affect demand for our products and services, as well as our customers' ability to make the payments they owe the Company, increase our labor costs, and unfavorably impact our financial performance.
Consumer spending is affected by inflation, rising interest rates, economic uncertainty and other macro-economic conditions not under our control such as levels of employment, disposable consumer income, consumer debt and availability of credit, food and energy costs, recession and fears of recession, war and fears of war, pandemics, timing of receipt of tax refunds, political conditions and consumer perceptions of personal well-being and security. Unfavorable changes in consumer confidence affecting discretionary spending may reduce demand for our products and services resulting in lower revenue and negatively impacting our business and its financial results.
Inflation has recently increased at the fastest pace in nearly forty years. Food, energy, residential rent, and other costs have increased, reflecting a tight labor market and supply chain issues. In addition to reducing demand for our products and services, high levels of inflation may unfavorably impact our customers' ability to make the payments they owe the Company, resulting in increased customer payment delinquencies, lease merchandise write-offs, loan loss provisioning and loan write-offs. In addition, the significant wage inflation being experienced in the economy has increased our labor costs and may continue to do so in future periods, and it may not be feasible or possible for us to recover those additional costs, which would unfavorably impact our margins and earnings. Interest rates have increased and are expected to continue to rise in the near term. In an economic downturn, consumer discretionary spending levels generally decline, at times resulting in disproportionately negative impacts on the communities we serve, which may have a material and adverse effect on our results, financial condition, and prospects.
A large percentage of Progressive Leasing’s revenue is concentrated with several key POS partners, and the loss of any of these POS partner relationships would materially and adversely affect several aspects of our performance.
Progressive Leasing’s relationship with its largest POS partners will have a significant impact on our operating revenues in future periods. The loss of any key POS partners would have a material adverse effect on our business and may be caused by factors beyond Progressive Leasing’s control, such as further regulatory and media scrutiny of the subprime financial marketplace in which the lease-to-own industry operates or aggressive business practices (including loosening decisioning standards) by other lease-to-own competitors in order to gain market share.
For example, during 2021, we derived more than 46.5% of our consolidated revenues from customers of Progressive Leasing's top three POS partners. In addition, 75.4% of our consolidated revenues were derived from customers of Progressive Leasing's top ten POS partners. Any extended discontinuance of Progressive Leasing’s relationship with any of those POS partners or other high visibility retailers would have a material adverse impact on several aspects of our performance. In addition, in the event that Progressive Leasing enters into new or amended business or contractual terms or conditions with any of its largest POS partners that are less favorable than its current arrangements with those POS partners, including with respect to the prices it pays those POS partners for merchandise that it leases to consumers and/or exclusivity, rebate or other incentive payments it may make to those POS partners, our business and prospects may be materially and adversely effected.
Any publicity associated with the loss of any of Progressive Leasing’s large POS partners may harm its reputation, making it more difficult to attract and retain consumers and other POS partners and could lessen its negotiating power with its remaining and prospective POS partners. Our operating revenues and operating results may also suffer if any of Progressive Leasing’s POS partners experiences a significant decline in sales for any reason, including, for example, due to the expiration of government stimulus payments and enhanced unemployment benefits authorized in response to the COVID-19 pandemic and/or increased inflation reducing or eliminating many consumers’ discretionary incomes, increased absenteeism among our POS partners’ employees due to additional waves of COVID-19 infections, such as the Omicron wave, reduced operating hours or store closures by our POS partners due to such waves, and/or supply chain interruptions unfavorably impacting the inventories of our POS partners.
There can be no assurance that Progressive Leasing will be able to continue its relationships with its largest POS partners on the same or more favorable terms in future periods or that its relationships will continue beyond the terms of its existing contracts with them. Our operating revenues and operating results may suffer if, among other things, any of Progressive Leasing’s POS partners renegotiate, terminate or fail to renew, or fail to renew on similar or favorable terms, their agreements or otherwise choose to modify the level of support they provide for Progressive Leasing’s products and services.
If Progressive Leasing is unable to attract additional POS partners and retain and grow its relationships with its existing POS partners, several aspects of our performance would be materially and adversely affected.
Our continued success is dependent on the ability of Progressive Leasing to maintain its relationship with its existing POS partners and grow its gross merchandise volume, or "GMV", (which we define as the retail price of merchandise acquired by Progressive Leasing, which we then lease to our customers) from those existing POS partners through their in-store and e-commerce platforms, and also to expand its POS partner base. Progressive Leasing’s ability to retain and grow its relationships with POS partners depends on the willingness of POS partners to partner with it. Depending on the severity of the COVID-19 pandemic, and the seriousness and number of infections resulting from any resurgences in or new variants of the virus, potential POS partners’ focus and resources may be diverted to responding to the pandemic, and thus, potential POS partners and their resources may be delayed in, or unavailable for, evaluating and/or implementing our lease-to-own or other offerings in their store locations and/or e-commerce platforms, which may unfavorably impact our efforts to add new POS partners to our business. The attractiveness of Progressive Leasing’s platform to POS partners depends upon, among other things: its brand and reputation; its ability to sustain its value proposition to POS partners for consumer acquisition; the attractiveness to POS partners of its virtual and data-driven platform; the services, products and customer decisioning standards offered by Progressive Leasing's competitors; the amount of rebates or other incentive payments offered to those POS partners by Progressive Leasing, and its ability to perform under, and maintain, its POS partner agreements, most of which have terms that do not exceed three years.
In addition, competition for smaller POS partners has intensified significantly in recent years, with many such POS partners simultaneously offering several products and services that compete directly with the products and services offered by Progressive Leasing. Having a diversified mix of POS partners is important to mitigate risk associated with changing consumer spending behavior, economic conditions and other factors that may affect a particular type of retailer. If Progressive Leasing fails to retain any of its larger POS partners or a substantial number of its smaller POS partners, if it does not acquire new POS partners, if it does not continually grow its GMV from its POS partners, or if it is not able to retain a diverse mix of POS partners, several aspects of our performance would be materially and adversely affected.
If Progressive Leasing is unable to attract new consumers and retain and grow its relationships with its existing consumers, several aspects of our performance would be materially and adversely affected.
Our continued success depends on the ability of Progressive Leasing to generate repeat use and increased GMV from existing customers and to attract new consumers to its platform. Its ability to retain and grow its relationships with its consumers depends on the willingness of consumers to use its products and services. The attractiveness of Progressive Leasing’s data-driven platform to consumers depends upon, among other things: the number and variety of its POS partners and the mix of products and services available through its platform; its brand and reputation; customer experience and satisfaction; trust and perception of the value it provides; technological innovation; and the services, products and customer decisioning standards offered by its competitors. If Progressive Leasing fails to retain its relationship with existing customers, if it does not attract new consumers to its platform, products and services, or if it does not continually expand usage and GMV, including, for example, due to a failure to successfully and timely enhance the features of our existing products or create and launch innovative new products, several aspects of our performance would be materially and adversely affected.
We cannot assure you that our capital allocation strategy and financial policies, including our current stock repurchase program, will be effective at enhancing shareholder value, or providing other benefits we expect.
Although our capital allocation strategy and financial policies since the Spin-Off have been intended to enhance shareholder value, lower our cost of capital and demonstrate our commitment to return excess capital to shareholders while maintaining our ability to invest in organic growth and strategic acquisition opportunities, there can be no assurance they will be effective.
Since the Spin-Off, we have taken significant steps to better align our capital structure and capital allocation strategy with the Company’s post Spin-Off repositioning as an asset light fintech holding company. For example, in November 2021, our Board of Directors approved an increase to our share repurchase program, increasing the program from $300 million to $1.0 billion in the aggregate. Promptly thereafter, we commenced a modified "Dutch Auction" tender offer to repurchase up to $425 million of our common stock, funded largely from the proceeds of a $600 million senior notes issuance that was undertaken in connection with the tender offer. The tender offer resulted in the Company repurchasing approximately 13% of its outstanding shares, at $49.00 per share.
Following the tender offer, we resumed purchases under our share repurchase program. Under the program, we may repurchase shares in open market transactions or pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Exchange Act. As of December 31, 2021, we had purchased an additional $14.1 million of our common stock following the tender offer, representing an additional 0.6% of our outstanding shares, not including those purchased in the tender offer. The timing and actual number of further share repurchases following the date of this Annual Report on Form 10-K, if any, will depend on a variety of factors, including the price and availability of our shares, trading volume, general market conditions, and projected cash positions in light of other capital allocation opportunities such as organic growth and strategic acquisitions. The program may be suspended or discontinued at any time in the future without prior notice.
Repurchases under our repurchase program will reduce the market liquidity for our stock, potentially affecting its trading volatility and price. Future repurchases also will diminish our cash reserves, which may impact our ability to pursue organic growth and attractive strategic opportunities as well as return additional capital to shareholders through other means, such as the payment of dividends. Furthermore, the market price of our stock may decline below the levels at which we repurchase shares, which may be perceived as negating the benefits of the program. Lastly, while the indebtedness we incurred to fund the tender offer and the repurchases that followed it was intended to enhance shareholder value and lower our overall cost of capital, there are financial and operational risks associated with it, which are detailed more fully below. See "Risks Related to Our Indebtedness."
Vive also serves subprime and near-prime consumers, but Vive’s business model differs significantly from Progressive Leasing’s lease-to-own business, as does Four’s business model.
Through its Vive branded credit cards and other private label credit card products, Vive offers POS partners a variety of open-end credit card programs for subprime and near-prime consumers. Therefore, Vive’s business model differs significantly from Progressive Leasing’s lease-to-own business, which creates specific and unique risks including, among others:
•Vive's reliance on two bank partners to issue its Vive branded credit cards and other credit products. Vive’s agreements with its issuing bank partners have scheduled expiration dates of August 31, 2022 and November 30, 2022. If Vive is unable to extend or execute new agreements with both of its issuing bank partners upon the expiration of its current agreements, or if its existing agreements both were terminated or otherwise disrupted, there is a risk that Vive would not be able to replace those banks with an alternative bank provider on terms that Vive would consider favorable or in a timely manner without disruption of its business.
•Vive has significantly different regulatory risks as compared to Progressive Leasing, including those applicable to consumer credit card transactions. For example, Vive may have compliance obligations with respect to federal and state laws and regulations, including pursuant to its agreements with its issuing bank partners, that govern, among other areas, cardholder agreement terms and disclosures (e,g., the Truth In Lending Act), credit discrimination (e.g., the Equal Credit Opportunity Act), credit reporting (e.g., the Fair Credit Reporting Act), and servicing and collection activities. As a result, Vive is or may be subject to different regulations and different regulators than Progressive Leasing, particularly at the federal level, including the Consumer Financial Protection Bureau.
In addition, through its BNPL offerings, Four allows shoppers to pay for merchandise through four interest-free installments, which enables its customers to purchase furniture, clothing, electronics, health and beauty, footwear, jewelry, and other consumer goods from retailers across the United States. Thus, Four’s business model differs significantly from Progressive Leasing’s and Vive’s business models, which also creates different risks than those faced by Progressive Leasing and Vive, including, for example, different regulatory requirements and related risks.
The risks that are specific to Vive may also have a material and adverse effect on several aspects of our performance in the future.
The COVID-19 pandemic has had, and may continue to have, among other risks, a material and adverse effect on several aspects of our performance.
The COVID-19 pandemic has had, and may continue to have, an adverse effect on several aspects of our performance. For example, Progressive Leasing's POS partners may experience significant declines in sales, and Progressive Leasing may experience related declines in GMV, active customer counts, revenues and profitability related to the COVID-19 pandemic. Such declines may be due to, among other factors: the expiration of government stimulus payments and enhanced unemployment benefits authorized in response to the COVID-19 pandemic; increased inflation reducing or eliminating many customers' discretionary incomes, and thus, their ability to obtain merchandise and/or make the payments they owe the Company; increased occurrences of uncompensated absenteeism from work among our customers due to additional waves or variants of COVID-19 infections, such as the Omicron variant; increased absenteeism among our POS partners' employees who service customers; reduced operating hours or store closures by our POS partners; and/or supply chain interruptions unfavorably impacting the inventories and merchandise availability of our POS partners.
The extent to which the COVID-19 pandemic ultimately impacts us will depend on a number of factors and developments that we are not able to predict or control, including, among others: the severity and duration of the outbreak, including additional periods of increases or spikes in the number of COVID-19 cases in future periods in some or all of the regions where Progressive Leasing’s POS partners’ stores operate, and how widespread any such additional wave of infections, including those related to new variants of the virus, may become; governmental, business and other actions, including the possibility of additional state or local emergency or executive orders that require its POS partners to close or reduce their hours of operations; the health of, and the effect on, our team members; the impact and efficacy of any governmental and other actions taken to control the spread and impact of the virus, including the efficacy of vaccines administered to prevent the further spread of the virus; and the potential effects on our internal controls including those over financial reporting as a result of changes in working environments such as work-from-home arrangements applicable to our team members.
Furthermore, we may experience temporary decreases in financial performance in future periods due to a number of factors, including an increase in cash outflows required to purchase inventory from Progressive Leasing’s POS partners in order to fund lease originations as GMV increases; and payment deferment options and other alternative payment schedules Progressive Leasing is providing its customers who are experiencing hardship, the volume and amount of which may increase significantly due to the economic impacts of the COVID-19 pandemic.
As discussed above, Progressive Leasing’s largest POS partners have a significant impact on our operating revenues even in a normalized operating environment and, in light of COVID-19, their significance is likely to grow. Any extended operational disruptions to, or financial distress of, any of those POS partners due to COVID-19 may have a material adverse impact on several aspects of our performance.
We believe a significant portion of those using Progressive Leasing’s products and services have received federal and state stimulus and other payments designed to provide relief for those most impacted by the COVID-19 pandemic. While we believe those payments resulted in strong collections and lower write-offs during the second half of 2020 and the first half of 2021, write-offs began to return to more normalized, historical levels in the second half of 2021. Changes in customer behavior caused by the expiration of government stimulus payments or macroeconomic conditions, including, for example, the U.S. economy experiencing a prolonged recession, the significant increase in inflation being experienced in the U.S. economy, and/or increases in job losses or absenteeism for our customers who are hourly, wage-earning workers, related to the COVID-19 pandemic and changes in customer behavior relating thereto, may cause these write-offs to increase in the future.
The COVID-19 pandemic also has caused significant volatility in U.S. equity markets and, as a result, the price and trading volume of our common stock has similarly experienced and may in the future experience significant fluctuations, which we expect will continue until more normalized business conditions return. In addition, if the pandemic continues to create disruptions or turmoil in the credit markets, it may adversely affect our ability to access capital on favorable terms and continue to meet our liquidity needs, all of which are highly uncertain and cannot be predicted.
Interruptions, inventory shortages and other factors affecting the supply chains of our retail partners may have a material and adverse effect on several aspects of our performance.
The POS partners with whom our Progressive Leasing, Vive and Four businesses partner are critical to our success. Any extended supply chain interruptions, inventory shortages or other operational disruptions affecting any of our POS partners may have a material adverse impact on our business. We depend on our POS partners’ abilities to deliver products to customers at the right time and in the right quantities. Accordingly, it is important for our POS partners to maintain optimal levels of inventory and respond rapidly to shifting demands, but recent global supply chain issues are negatively impacting inventory and stocking levels in the retail industry and may continue to do so in future periods. This disruption to, or inefficiency in, supply chain networks is expected to have an adverse impact on our operations in the near term, but if such interruptions were to continue, they may have a more material adverse impact on several aspects of our performance.
Our businesses operate in a highly competitive industry, and their inability to compete successfully would materially and adversely affect several aspects of our performance.
The industry in which our Progressive Leasing, Vive and Four businesses operate is highly competitive and highly fluid, particularly in light of the evolving and increasing regulatory environment we are witnessing from regulators such as the FTC and the CFPB, among others, as discussed above. Progressive Leasing and Vive face competition from national, regional and local operators of lease-to-own stores, virtual lease-to-own companies, traditional and e-commerce retailers (including many that offer layaway programs and title or installment lending), traditional and online sellers of used merchandise, and various types of consumer finance companies that may enable our customers to shop at traditional or online retailers, as well as with rental stores that do not offer their customers a purchase option. Similarly, Four faces competition from other companies who offer buy now, pay later products, many of whom are larger than Four, in addition to certain of the competitors mentioned above. These competitors may have significantly greater financial and operating resources, greater name recognition in certain markets and more developed products and services, which may allow them to grow faster, including through acquisitions, and to offer more aggressive exclusivity, rebate and/or other incentive payments to existing and potential POS partners, some of whom may be our POS partners. This in turn may enable these competitors to enter new markets, which may decrease opportunities for us in those markets. Greater name recognition, or better public perception of a competitor’s reputation, may help the competitor divert market share, even in established markets. Some competitors may be willing to offer competing products on an unprofitable basis (or may have looser decisioning standards or be willing to relax their decisioning standards) in an effort to gain market share, which could compel us to match their pricing and/or decisioning strategy or lose business. In addition, some of Progressive Leasing’s competitors may be willing to lease certain types of products that we will not agree to lease, enter into customer leases that have services, as opposed to goods, as a significant portion of the lease value, or engage in other practices related to pricing, aggressive rebates and other incentive payments to POS partners, compliance, and other areas that we will not, in an effort to gain market share at our expense. Our business relies heavily on relationships with POS partners. An increase in competition may cause our POS partners to no longer offer our product and services in favor of our competitors, or to offer our product and services and the products of its competitors simultaneously at the same store locations, which may slow growth in our business and limit or reduce profitability. Furthermore, our virtual lease-to-own competitors may deploy different business models, such as direct-to-consumer strategies, that forego reliance on POS partner relationships that may prove to be more successful.
If Progressive Leasing fails to comply with the FTC settlement, it may be subject to additional injunctive and monetary remedies and be required to change its business practices in a manner materially adverse to our business. In addition, other regulatory authorities and third parties may make allegations similar to those alleged by the FTC, which may result in costly legal fees and lead to monetary settlements, fines, penalties, and/or injunctions that may adversely impact Progressive Leasing’s business operations and financial results.
As indicated by the FTC Settlement in April 2020, Progressive Leasing paid $175 million to the FTC and agreed to enhance certain of its compliance-related activities, including augmenting consumer disclosures and expanding its POS partner monitoring programs. Compliance with the FTC Settlement requires the cooperation of Progressive Leasing’s POS partners, over whom it does not exercise full control and oversight, including, for example, with respect to advertising and explaining the lease-to-own transaction to consumers. In the event Progressive Leasing is found to be in violation of the terms of the FTC Settlement, the FTC could, among other actions, initiate further enforcement proceedings, seek an injunction or other restrictive orders and impose civil monetary penalties against Progressive Leasing and its officers, which would divert the attention of our management team and may have a material adverse effect on several aspects of our performance.
If any other federal, state or local regulatory authorities or other third parties were to initiate any investigations or proceedings alleging facts similar to those resolved pursuant to the FTC Settlement, it may lead to substantial legal fees and costs for extended periods of time, monetary settlements, fines, penalties or injunctions requiring Progressive Leasing to change its business practices in a manner materially adverse to its business. The incurrence of substantial costs to respond to such third-party actions also may have a material adverse effect on several aspects of our performance in the future.
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
Although Progressive Leasing’s revenue has increased in recent periods, there can be no assurances that its revenue will continue to grow. In addition, Progressive Leasing has grown its GMV by an average of 18.3% year-over-year since 2015 and there can be no assurance that it will maintain these growth rates in future periods. For example, the Progressive Leasing GMV growth rate in 2021 compared to 2020 was 15.8%. Many factors may contribute to declines in its revenue and GMV growth rates, including increased competition, slowing demand for Progressive Leasing’s products and services from existing customers and new consumers, transaction volume and mix (particularly with Progressive Leasing’s significant POS partners), lower sales by Progressive Leasing’s POS partners (particularly those with whom it has significant relationships) including, for example, due to reduced operating hours and store closures and increased POS partner employee absenteeism associated with the ongoing COVID-19 pandemic, general economic conditions, a failure by Progressive Leasing to continue capitalizing on growth opportunities, changes in the regulatory environment and the maturation of its overall business, among others. You should not rely on Progressive Leasing’s revenue or key operating metrics for any prior quarterly or annual period as an indication of its future performance. If Progressive Leasing’s revenue growth rate declines, several aspects of our performance may be adversely affected.

The transactions offered to consumers by our Progressive Leasing, Vive and Four businesses may be negatively characterized by federal, state and local government officials, consumer advocacy groups and the media, and if those negative characterizations become increasingly accepted by consumers and/or others with whom we do business, several aspects of our performance may be materially and adversely affected.
Consumer protection within the subprime financial marketplace in which our Progressive Leasing and, to some extent, Vive and Four businesses operate is increasingly garnering the attention of federal, state and local government officials as well as consumer advocacy groups and the media. In addition, the business models and practices of companies offering BNPL services have recently become the subject of information requests and related inquiries by the CFPB and related media coverage. Legislative or regulatory proposals regarding our industry, or interpretations of them, may subject Progressive Leasing, Vive and Four to "headline risks" that could negatively impact each of them in a particular market or in general and, therefore, may adversely affect our share price. In particular, and among other perceived concerns, advocacy groups have asserted (and are likely to continue asserting) that laws and regulations should be broader and more restrictive regarding lease-to-own transactions, such as those engaged in by Progressive Leasing. With respect to these transactions, consumer advocacy groups and media reports generally focus on the total cost to a consumer to acquire merchandise, which is often alleged to be higher than the interest typically charged by banks or similar lending institutions to consumers with better credit histories. This "cost-of-rental" amount, which is generally defined as lease fees paid in excess of the "retail" price of the merchandise, is from time to time characterized by consumer advocacy groups and media reports as predatory or abusive without discussing the benefits associated with lease-to-own programs. Moreover, they often allege noncompliance with current consumer protection regulations and violations of notions of fair dealing with consumers.
Although we strongly disagree with these characterizations, if the negative characterization of these types of lease-to-own transactions becomes increasingly accepted by consumers or Progressive Leasing’s POS partners and others with whom it does business, demand for its products and services may significantly decrease, which may have a material adverse effect on several aspects of our performance. Additionally, if the negative characterization of these types of transactions is accepted by government officials, Progressive Leasing may become subject to more restrictive laws and regulations and more stringent enforcement of existing laws and regulations, any of which may have a material adverse effect on several aspects of our performance. The vast expansion and reach of technology, including social media platforms, has increased the risk that Progressive Leasing’s, Vive’s or Four’s reputations may be significantly impacted by negative characterizations in a relatively short amount of time. If Progressive Leasing is unable to quickly and effectively respond to such characterizations, it may experience declines in customer loyalty and traffic and its relationships with its POS partners may suffer, which may have a material adverse effect on several aspects of our performance. Similarly, either Vive or Four’s inability to timely and effectively respond to such characterizations may harm its relationships with its merchant partners and customers, and result in declines in transactions and revenue. Additionally, any failure by Progressive Leasing or by its competitors, including smaller, regional competitors, for example, to comply with the laws and regulations applicable to the traditional and/or virtual lease-to-own business models, or any actions by those competitors that are challenged by consumers, advocacy groups, the media or governmental agencies or entities as being abusive or predatory may result in our business being mischaracterized, by implication, as engaging in similar unlawful or inappropriate activities or business practices, even if our only association with such conduct is that we operate in the same general industries as one or more offenders.
Given the nature of the COVID-19 crisis and the significant increase in inflation in the U.S. economy, our proprietary algorithms and decisioning tools used in approving Progressive Leasing and Vive customers may no longer be indicative of their ability to perform.
We believe our proprietary lease and loan decisioning processes to be a key to the success of our Progressive Leasing and Vive businesses. The decisioning processes assume behavior and attributes observed for prior customers, among other factors, are indicative of performance by our future customers. Unexpected changes in behavior caused by macroeconomic conditions, including, for example, widespread and prolonged supply chain disruptions, the expiration of government stimulus payments that were authorized in response to the COVID-19 pandemic and/or the significant increase in inflation in the U.S. which has reached levels not seen since before Progressive Leasing was founded, the U.S. economy experiencing a prolonged recession and/or job losses or increased job absenteeism for hourly employees who are our customers, related to the COVID-19 pandemic and changes in customer behavior relating thereto, may lead to increased incidence and costs related to lease merchandise write-offs. Due to the nature and novelty of the crisis, and levels of inflation not experienced in decades, our decisioning process will likely require frequent adjustments and the application of greater management judgment in the interpretation and adjustment of the results produced by our decisioning tools. These decisioning tools may be unable to accurately predict and respond to the impact of a prolonged economic downturn or changes to customer behaviors, which in turn may limit the ability of our Progressive Leasing and Vive businesses to manage risk, avoid lease and loan charge-offs and may result in insufficient reserves (which Progressive Leasing records as accounts receivable allowance and allowance for lease merchandise write-offs and Vive records as provision for loan losses).

Any significant disruption in, or errors in, service on Progressive Leasing’s, Vive’s or Four’s platforms or relating to vendors, including events beyond their control, may prevent Progressive Leasing, Vive or Four from processing transactions (including making accurate lease and loan decisioning) and have a material and adverse effect on several aspects of our performance.
Progressive Leasing, Vive and Four use vendors, such as cloud computing web services providers and third-party software providers, in the operation of their businesses. The satisfactory performance, reliability, and availability of Progressive Leasing’s, Vive’s and Four’s technology and their underlying network and infrastructure are critical to their operations and reputation and the ability of their platforms to attract new and retain existing POS partners and customers. They rely on these vendors to protect their systems and facilities against damage or service interruptions from natural disasters, power or telecommunications failures, computer viruses or attempts to harm these systems, criminal acts, and similar events. If an arrangement with a vendor is terminated or if there is a lapse of service or damage to Progressive Leasing’s, Vive’s or Four’s systems or facilities, they may experience interruptions in their ability to operate their platforms. They also may experience increased costs and difficulties in replacing that vendor and replacement services may not be available on commercially reasonable terms, on a timely basis, or at all. Any interruptions or delays in their platform availability, whether as a result of a failure to perform on the part of a vendor, any damage to one of their vendor’s systems or facilities, the termination of any third-party vendor agreement, software failures, their or their vendor’s error, natural disasters, terrorism, other man-made problems, security breaches, whether accidental or willful, or other factors, may harm their relationships with their POS partners and customers and also harm their reputation.
In addition, both Progressive Leasing and Vive source certain information from third parties. For example, the decisioning engine utilized by Progressive Leasing and Vive is based on algorithms that evaluate a number of factors and currently depend on sourcing certain information from third parties, including consumer reporting agencies. In the event that any third-party from which they source information experiences a service disruption, whether as a result of maintenance, natural disasters, terrorism, or security breaches, whether accidental or willful, or other factors, the ability of the decisioning engine utilized by Progressive Leasing and Vive to make accurate lease and loan decisions and to process them correctly may be adversely impacted. For example, several years ago Progressive Leasing experienced a temporary interruption in certain data used in its algorithms, which resulted in incorrect decisions in certain specific instances and higher lease charge-offs. Additionally, there may be errors contained in the information provided by third parties. This may result in the inability to approve otherwise qualified applicants, which may adversely affect Progressive Leasing and Vive by negatively impacting their reputations and reducing their transaction volumes.
To the extent Progressive Leasing, Vive and Four use or are dependent on any particular third-party data, technology, or software, they may also be harmed if such data, technology, or software becomes non-compliant with existing regulations or industry standards, becomes subject to third-party claims of intellectual property infringement, misappropriation, or other violation, or malfunctions or functions in a way we did not anticipate. Any loss of the right to use any of this data, technology, or software may result in delays in the provisioning of Progressive Leasing’s, Vive’s and Four’s products and services until equivalent or replacement data, technology, or software is either developed by them, or, if available, is identified, obtained, and integrated, and there is no guarantee that they would be successful in developing, identifying, obtaining, or integrating equivalent or similar data, technology, or software, which may result in the loss or limiting of their products, services, or features available in their products or services.
Our business continuity and disaster recovery plans may not be sufficient to prevent losses in the event we experience a significant disruption in, or errors in, service on Progressive Leasing’s, Vive’s or Four’s platforms.
Progressive Leasing, Vive and Four maintain business continuity and disaster recovery plans in the event of a disruption in service on their platforms, including a disruption in service from a required vendor to those platforms. We maintain insurance policies to mitigate against any resulting losses. Those disaster recovery plans have not been tested under actual disaster conditions, and Progressive Leasing, Vive and/or Four may not have sufficient capacity to recover all data and services in the event of an outage. These factors could prevent them from processing transactions or posting payments on their platforms, damage their brands and reputations, divert the attention of their employees, reduce our revenue, subject us and them to liability, and cause consumers or merchants to abandon their platforms. In addition, in the event of damage or interruption, our insurance policies may not adequately compensate us for any losses that we incur. The impact of any of these events may have a material and adverse effect on several aspects of our performance.

Progressive Leasing and Vive rely extensively on models in managing many aspects of their businesses, and if those models are not accurate or are misinterpreted, such errors may have a material adverse effect on several aspects of our performance.
Progressive Leasing and Vive rely extensively on models in managing many aspects of their businesses, including loan and lease decisioning, pricing, and collections management. The models may prove in practice to be less predictive than they expect for a variety of reasons, including as a result of errors in constructing, interpreting or using the models or the use of inaccurate or incomplete data or inaccurate assumptions (including failures to update assumptions appropriately or in a timely manner). Their assumptions may be inaccurate for many reasons including that such assumptions often involve matters that are inherently difficult to predict and beyond their control (e.g., macroeconomic conditions and their impact on customer behaviors) and they often involve complex interactions between a number of dependent and independent variables, factors, and other assumptions. The errors or inaccuracies in Progressive Leasing’s and Vive’s models may be material, and may lead them to make wrong or sub-optimal decisions in managing their businesses, which may have a material adverse effect on several aspects of our performance.
Real or perceived software errors, failures, bugs, defects, or outages may adversely affect Progressive Leasing, Vive and/or Four and have a material and adverse effect on several aspects of our performance.
The platforms and internal systems utilized by Progressive Leasing, Vive and Four rely on software that is highly technical and complex. In many cases, these systems are developed by internal resources and customized specifically for the Progressive Leasing, Vive and Four businesses, resulting in a higher likelihood that they may have undetected errors, failures, bugs, or defects than other commercially available software and platforms. For example, each of the Progressive Leasing and Vive platforms and internal systems depend on the ability of such software to store, retrieve, process, and manage immense amounts of data. As a result, undetected errors, failures, bugs, or defects may be present in such software or occur in the future in such software. For example, in 2015, Progressive Leasing experienced software issues that resulted in the failure to identify a number of accounts as delinquent and, therefore, affected its ability to begin prompt collection efforts.
Any real or perceived errors, failures, bugs, or defects in the software may not be found until customers use Progressive Leasing’s, Vive’s or Four’s platforms and may result in outages or degraded quality of service that may adversely impact their respective businesses, as well as negative publicity, loss of or delay in market acceptance of their products and services, and harm to their brands or weakening of their competitive positions. In such an event, Progressive Leasing, Vive or Four may be required, or may choose, to expend significant additional resources in order to correct the problem. Any real or perceived errors, failures, bugs, or defects in the software they rely on may also subject us and them to liability claims, impair their ability to attract new customers, retain existing customers, or expand their use of their products and services, which may materially and adversely affect several aspects of our performance.
The ability of Progressive Leasing, Vive and Four to protect confidential, proprietary, or sensitive information, including the confidential information of their customers, may be adversely affected by cyber-attacks, employee or other internal misconduct, computer viruses, physical or electronic break-ins, or similar disruptions, any one of which may have a material adverse impact on several aspects of our performance.
Progressive Leasing’s, Vive’s and Four’s businesses involve the collection, storage, use, disclosure, processing, transfer, and other handling (collectively, "processing") of a wide variety of information, including personally identifiable information, for various purposes in their businesses, including to help ensure the integrity of their services and to provide features and functionality to their customers and POS partners. The processing of the information they acquire in connection with their customers’ and POS partners’ use of their services is subject to numerous privacy, data protection, cybersecurity, and other laws and regulations in the United States. The automated nature of their businesses and their reliance on digital technologies may make them an attractive target for, and potentially vulnerable to, cyber-attacks, computer malware, computer viruses, social engineering (including phishing and ransomware attacks), general hacking, physical or electronic break-ins, or similar disruptions. While they and their vendors have taken steps to protect the confidential, proprietary, and sensitive information to which they have access and to prevent data loss, their security measures or those of their vendors could be breached, including as a result of employee theft, exfiltration, misuse or malfeasance, their actions, omissions, or errors, third-party actions, omissions, or errors, unintentional events, or deliberate attacks by cyber criminals, any of which may result in the loss of, or unauthorized access to, their or their customers’ data, their intellectual property, or other confidential, proprietary, or sensitive business information. Any accidental or willful security breaches or other unauthorized access to their platforms or servicing systems may cause confidential, proprietary, or sensitive information to be stolen and used for criminal or other unauthorized purposes. Security breaches or unauthorized access to confidential information may also expose Progressive Leasing, Vive, Four and us to liability related to the loss of the information, time-consuming and expensive litigation and government investigations, enforcement actions and negative publicity. If security measures are breached because of employee theft, exfiltration, misuse or malfeasance, Progressive Leasing’s, Vive’s or Four’s own actions, omissions, or errors, third-party actions, omissions, or errors, unintentional events, deliberate attacks by cyber criminals or otherwise, or if design flaws in their software or systems are exposed and exploited, Progressive Leasing’s, Vive’s and Four’s relationships with their customers may be damaged, and they and/or us may incur significant liability. Although we, Progressive Leasing, Vive and Four monitor our respective systems in order to detect security breaches or instances of unauthorized access to confidential information, there is no guarantee that our monitoring efforts will be effective.
The techniques used to obtain unauthorized, improper, or illegal access to Progressive Leasing’s, Vive’s, or Four’s systems, their or their customers’ data, or to disable or degrade service or sabotage systems, are constantly evolving, may be difficult to detect quickly, and often are not recognized until after they have been launched against a target. They may be unable to anticipate these techniques, react in a timely manner, or implement adequate preventative or remedial measures. Unauthorized parties have in the past attempted and may in the future attempt to gain access to Progressive Leasing’s, Vive’s or Four’s systems or facilities through various means, including, among others, hacking into our or their POS partners’ or customers’ systems or facilities, or attempting to fraudulently induce employees, POS partners, customers or others into disclosing usernames, passwords, or other sensitive information, which may in turn be used to access systems and gain access to confidential, proprietary, or sensitive information. Such efforts may be state-sponsored and supported by significant financial and technological resources, making them even more difficult to detect and prevent.
Any actual or perceived failure to comply with legal and regulatory requirements applicable to us, Progressive Leasing, Vive or Four, including those relating to information security, or any failure to protect the information that they collect from their customers and POS partners, including personally identifiable information, from cyber-attacks, may result in, among other things, regulatory or governmental investigations, administrative enforcement actions, sanctions, criminal liability, private litigation, civil liability and constraints on our, Progressive Leasing’s, Vive’s or Four’s ability to continue to operate.
Furthermore, federal and state regulators and many federal and state laws and regulations require notice of any data security breaches that involve personal information. These mandatory disclosures regarding a security breach are costly to implement and often lead to widespread negative publicity, which may cause consumers to lose confidence in the effectiveness of our, Progressive Leasing’s, Vive’s or Four’s data security measures. Any security breach suffered by us, Progressive Leasing, Vive, Four or our vendors, any unauthorized, accidental, or unlawful access or loss of data, or the perception that any such event has occurred, may result in a disruption to our, Progressive Leasing’s, Vive’s or Four’s operations, litigation, an obligation to notify regulators and affected individuals, the triggering of indemnification and other contractual obligations, regulatory investigations, government fines and penalties, reputational damage, and loss of customers and ecosystem partners, and our business may be materially and adversely affected.
In addition, we may incur significant costs and operational consequences in connection with investigating, mitigating, remediating, eliminating, and putting in place additional tools and devices designed to prevent future actual or perceived security incidents, as well as in connection with complying with any notification or other obligations resulting from any security incidents. Our insurance policies carry retention and coverage limits, which may not be adequate to reimburse us for losses caused by security breaches, and we may not be able to collect fully, if at all, under these insurance policies. The successful assertion of one or more large claims against us that exceed available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, may adversely affect our business. Furthermore, we cannot be certain that insurance coverage will continue to be available on acceptable terms or at all, or that the insurer will not deny coverage as to any future claim. Reduced confidence and participation in our platforms and our data security measures may also adversely affect a customer’s willingness to make payments on his or her lease (in the case of Progressive Leasing) or loan (in the case of Vive or Four), which may result in reduced collections.
While Progressive Leasing, Vive and Four take precautions to prevent consumer identity fraud, it is possible that identity fraud may still occur or has occurred, which may adversely affect the performance of Progressive Leasing’s, Vive’s and Four's lease and loan portfolios.
As described above, there is risk of fraudulent activity associated with Progressive Leasing’s, Vive’s and Four’s virtual platforms. The technologies and fraud prevention tools employed by Progressive Leasing, Vive and Four may be insufficient to accurately detect and prevent fraud. Progressive Leasing, Vive and Four bear the risk of consumer fraud in their transactions and they generally have no recourse to the respective POS partner (as the case may be) to collect the amount owed by the customer. Significant amounts of fraudulent transactions may adversely affect Progressive Leasing’s, Vive’s and Four’s respective businesses. High profile fraudulent activity or significant increases in fraudulent activity may also lead to regulatory intervention, negative publicity, and the erosion of trust from Progressive Leasing’s, Vive’s and Four’s POS partners and may materially and adversely affect several aspects of our performance.

E-commerce lease and loan origination processes may give rise to greater risks than in-store originations and processes.
As described above, Progressive Leasing, Vive and Four increasingly use e-commerce platforms, including the websites of our POS partners, to obtain application information and distribute certain legally required notices to their lease and loan applicants, and to obtain electronically signed documents in lieu of paper documents with tangible consumer signatures. For example, in 2021, Progressive Leasing's GMV generated from e-commerce platforms represented 15.2% of its total GMV, as compared to 7.0% in 2020. These e-commerce-based processes entail additional risks relative to in-store-based underwriting processes and procedures, including risks regarding the sufficiency of notice for compliance with consumer protection laws, increased risks and occurrences of fraud, risks that customers may challenge the authenticity of their lease or loan documents, or the validity of electronic signatures and records, and risks that, despite internal controls, unauthorized changes are made to their electronic documents.
We may pursue acquisitions or strategic investments, and the failure of an acquisition or investment to produce the anticipated results or the inability to fully integrate an acquisition may have a material adverse impact on several aspects of our performance.
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
We may not be able to successfully integrate the personnel, operations, businesses, products, or technologies of an acquisition or investment. Integration may be particularly challenging if we enter into a line of business in which we have limited experience and the business operates in a difficult legal, regulatory or competitive environment. We may find that we do not have adequate operations or expertise to manage the new business. The integration of any acquisition or investment may divert management’s time and resources from our core business, which may impair our relationships with our current employees, customers and strategic partners and disrupt our operations. Additionally, any acquisition or investment may expose us to increased information security risk as we integrate new systems that we may not be as familiar with or bring them in line with the requirements of our information security and business continuity programs. Acquisitions and investments also may not perform to our expectations for various reasons, including the loss of key personnel, customers or vendors. If we fail to integrate acquisitions or investments or realize the expected benefits, we may lose the return on these acquisitions or investments or incur additional transaction costs, and several aspects of our performance may be materially harmed as a result.
The loss of the services of our key executives, or our inability to attract and retain key talent may have a material adverse impact on our operations.
Competition for senior executives and also for key talent in the finance, sales and technology areas in our industry is intense and the failure to retain qualified personnel may adversely affect our business and operations. Our future success depends on our ability to identify, hire, develop, motivate, and retain highly qualified personnel for all areas of our organization, in particular, a highly experienced sales force, data scientists, information technology engineers and experienced finance employees. Competition for these types of highly skilled employees, particularly in the Salt Lake City area, is extremely intense and has increased during the COVID-19 pandemic, as other national and geographically remote employers who allow such employees to work remotely have begun to actively recruit sales, information technology, data science and finance employees living in Salt Lake City and other areas, where those employers are not headquartered and do not otherwise maintain a physical presence. Trained and experienced personnel are in high demand and may be in short supply. Many of the companies with which we compete for experienced employees have greater resources than we do and may be able to offer more attractive terms of employment. In addition, we invest significant time and expense in training our employees, which increases their value to competitors that may seek to recruit them. We may not be able to attract, develop, and maintain the skilled workforce necessary to operate our business, and labor expenses may increase as a result of a shortage in the supply of qualified personnel. If we are unable to maintain and build our highly experienced sales force, or are unable to continue to attract experienced data scientists, information technology engineers, and finance personnel, several aspects of our performance may be materially and adversely affected. We do not carry key man life insurance on any of our personnel.

The geographic concentration of Progressive Leasing’s POS partners may magnify the impact of conditions in a particular region, including economic downturns and other occurrences.
The concentration of our POS partners in one region or a limited number of markets may expose us to risks of adverse economic developments that are greater than if our POS partners were more geographically diverse.
In addition, the brick and mortar operations of our POS partners are subject to the effects of adverse acts of nature, such as winter storms, hurricanes, hail storms, strong winds, earthquakes and tornadoes, which have in the past caused damage such as flooding and other damage in specific geographic locations, including in California, Florida and Texas, three of our large markets, and may, depending upon the location and severity of such events, unfavorably impact our business continuity. Additionally, the amount of our hurricane, windstorm, earthquake, flood, business interruption or other casualty insurance we maintain from time to time may not be sufficient to entirely cover damages caused by any such event.
Progressive Leasing’s and Vive’s results depend on prominent presentation, integration, and support of their products and services by their POS partners.
Both Progressive Leasing and Vive depend on their respective POS partners to present and feature their products and services as payment options to consumers. Furthermore, POS partners integrate the Progressive Leasing and Vive platforms into their systems and provide ongoing support as their platforms improve over time. Progressive Leasing and Vive do not have any recourse against their respective POS partners if they do not prominently present, integrate or support their offerings as a payment option. The failure by Progressive Leasing’s and Vive’s POS partners to effectively present, integrate, and support their product and services would have a material and adverse effect on several aspects of our performance.
If we fail to promote, protect, and maintain our Progressive Leasing, Vive, and Four brands in a cost-effective manner, they may lose market share and several aspects of our performance may be materially and adversely affected.
We believe that developing, protecting and maintaining awareness of our Progressive Leasing, Vive and Four brands in a cost-effective manner is critical to our success. Successful promotion of our brands will depend largely on the effectiveness of our marketing efforts and the experience of POS partners as well as our customers. Additionally, the successful protection and maintenance of our brands will depend on our ability to obtain, maintain, protect, and enforce trademark and other intellectual property protections for our brands. If we fail to successfully promote, protect, and maintain our brands or if we incur substantial expenses in an unsuccessful attempt to promote, protect, and maintain our brands, Progressive Leasing, Vive or Four may lose their existing POS partners and customers to their competitors or be unable to attract new POS partners and customers. Any such loss of existing POS partners or customers, or inability to attract new POS partners or customers, may have an adverse effect on several aspects of our performance.
Progressive Leasing, Vive and Four may improve their products and services in ways that forego short-term gains.
Progressive Leasing, Vive and Four are constantly striving to improve the user experience for their customers. Some of their changes may have the effect of reducing their short-term revenue or profitability if they believe that the benefits will ultimately improve their financial performance over the long-term. Any short-term reductions in revenue or profitability may be more severe than they (or we) anticipate or these decisions may not produce the long-term benefits that they (or we) expect, in which case several aspects of our performance may be materially and adversely affected.
The COVID-19 pandemic has impacted our working environment and diverted personnel resources, and any prolonged effects of the pandemic may adversely impact our operations and employees.
Beginning in mid-March 2020, we transitioned nearly all of our team members to remote working environments. Previously, only a small portion of these employees worked from a location other than one of our offices. As we continue to adapt to this new way of working, which likely will continue to some degree for a significant portion of our employees even after the pandemic subsides, it may decrease the cohesiveness of our teams and our ability to maintain our culture, both of which are critical to our success. Additionally, remote working environments may impede our ability to undertake new business projects, to foster a cohesive and creative environment, to hire new team members, and to retain existing team members. Such effects may adversely affect the productivity of our team members and overall operations – particularly for our employees who are tasked with customer service and collections – which may have a material adverse effect on several aspects of our performance.
The pandemic has required us and our third-party vendors to activate business continuity programs and make ongoing adjustments to operations. To the extent that these plans and back up servicing and other strategies and adjustments are either not available, insufficient or cannot be implemented in whole or in part, we may be subject to legal, regulatory, reputational, operational, information security or financial risk. Finally, as many of our employees are now working remotely, we are increasingly reliant on select vendors, including those we have no direct relationship with such as our employees' internet service providers, to maintain reliable high-speed access to our internal networks. Failure by such third-party providers would impact our operations. Efforts by us, our vendors, and their vendors to continue to adapt operations to this new environment, may introduce additional vulnerabilities to the Company’s operations and information security programs and systems in ways we have not previously contemplated or otherwise prepared for.
We are subject to sales, income and other taxes, which can be difficult and complex to calculate due to the nature of our businesses. A failure to correctly calculate and pay such taxes, or an unfavorable outcome on uncertain tax positions we may record from time to time, may result in substantial tax liabilities and a material adverse effect on several aspects of our performance.
The application of indirect taxes, such as sales tax, continues to be a complex and evolving issue, particularly with respect to the lease-to-own industry generally and our virtual lease-to-own business more specifically. Many of the fundamental statutes and regulations that impose these taxes were established before the growth of the lease-to-own industry and e-commerce and, therefore, in many cases it is not clear how existing statutes apply to our business. In addition, governments are increasingly looking for ways to increase revenues, which has resulted in discussions about tax reform and other legislative action to increase tax revenues, including through indirect taxes. This also may result in other adverse changes in or interpretations of existing sales, income and other tax regulations. For example, from time to time, some taxing authorities in the United States have notified us that they believe we owe them certain taxes imposed on transactions with our customers, including some state tax authorities suggesting that our virtual lease-to-own business may owe certain state taxes based on the locations of POS partners where our lease-to-own transactions are originated. Although these notifications have not resulted in material tax liabilities to date, there is a risk that one or more jurisdictions may be successful in the future, which may have a material adverse effect on several aspects of our performance. In addition, we may record uncertain tax positions from time to time, such as with respect to the deductibility of the FTC Settlement in April 2020. Any unfavorable outcome with respect to such uncertain tax positions also may have an adverse effect on several aspects of our performance.
Our ability to utilize certain types of contractual provisions designed to limit costly litigation, including class actions, may not be enforceable.
To attempt to limit costly and lengthy consumer, employee and other litigation, including class actions, Progressive Leasing and Vive require their customers and employees to sign arbitration agreements and class action waivers, many of which offer opt-out provisions. There can be no assurance that they will be successful in enforcing these provisions. If Progressive Leasing and Vive are not permitted to use arbitration agreements and/or class action waivers, or if the enforceability of such agreements and waivers is restricted or eliminated, they may incur increased costs to resolve legal actions brought by customers, employees and others, as they would be forced to participate in more expensive and lengthy dispute resolution processes.
Employee misconduct or misconduct by third parties acting on our behalf may harm us by subjecting us to monetary loss, significant legal liability, regulatory scrutiny and reputational harm.
Our reputation is critical to maintaining and developing relationships with our existing and potential customers and third parties with whom we do business. There is a risk that our employees or the employees of a POS partner with whom Progressive Leasing, Vive or Four does business, may engage in misconduct that adversely affects our reputation and business. For example, if one of our employees engages in discrimination or harassment in the workplace, or if an employee or a third-party directly or indirectly associated with our business were to engage in, or be accused of engaging in, illegal or suspicious activities including fraud or theft of our customers’ information, we may suffer direct losses from the activity and, in addition, we may be subject to regulatory sanctions and suffer serious harm to our reputation, financial condition, customer relationships and ability to attract future customers. Employee or third-party misconduct may prompt regulators to allege or to determine based upon such misconduct that we have not established adequate supervisory systems and procedures to inform employees of applicable rules or to detect violations of such rules. The precautions that we take to detect and prevent misconduct may not be effective in all cases. Misconduct by our employees or third-party contractors or other third parties who are directly or indirectly associated with our business, or even unsubstantiated allegations of misconduct, may result in a material adverse effect on our reputation and our business.
We may be unable to sufficiently obtain, maintain, protect, or enforce our intellectual property and other proprietary rights.
Intellectual property and other proprietary rights are important to the success of our business. Our ability to compete effectively is dependent in part upon our ability to obtain, maintain, protect, and enforce our intellectual property and other proprietary rights, including with respect to our proprietary technology, and to obtain licenses to use the intellectual property and proprietary rights of others. We rely on a combination of trademarks, service marks, copyrights, trade secrets, domain names, and agreements with employees and third parties to protect our intellectual property and other proprietary rights. Nonetheless, the steps we take to obtain, maintain, protect, and enforce our intellectual property and other proprietary rights may be inadequate and, despite our efforts to protect these rights, unauthorized employees or third parties, including our competitors, may duplicate, mimic, reverse engineer, access, obtain, or use the proprietary aspects of our technology, processes, products, or services without our permission. Our competitors and other third parties may also independently develop similar technology or otherwise duplicate or mimic our services or products such that we would not be able to successfully assert our intellectual property or other proprietary rights against them. We cannot assure that any future patent, trademark, or service mark registrations will be issued for our pending or future applications or that any of our current or future patents, copyrights, trademarks, or service marks (whether registered or unregistered) will be valid, enforceable, sufficiently broad in scope, provide adequate protection of our intellectual property or other proprietary rights, or provide us with any competitive advantage.
Our trademarks, trade names, and service marks have significant value, and our Progressive Leasing, Vive and Four brands are important factors in the marketing of their products and services. While we rely on both registrations and common law protections for our trademarks, we may be unable to prevent competitors or other third parties from acquiring or using trademarks, service marks, or other intellectual property or other proprietary rights that are similar to, infringe upon, misappropriate, dilute, or otherwise violate or diminish the value of our trademarks and service marks and our other intellectual property and proprietary rights. The value of our intellectual property and other proprietary rights may diminish if others assert rights in or ownership of our intellectual property or other proprietary rights, or in trademarks or service marks that are similar to our trademarks or service marks.
In addition, we cannot guarantee that we have entered into agreements containing obligations of confidentiality with each party that has or may have had access to proprietary information, know-how, or trade secrets owned or held by us. Moreover, our contractual arrangements may be breached or may otherwise not effectively prevent disclosure of, or control access to, our confidential or otherwise proprietary information or provide an adequate remedy in the event of an unauthorized disclosure. The measures we have put in place may not prevent misappropriation, infringement, or other violation of our intellectual property or other proprietary rights or information and any resulting loss of competitive advantage, and we may be required to litigate to protect our intellectual property or other proprietary rights or information from misappropriation, infringement, or other violation by others, which is expensive, may cause a diversion of resources, and may not be successful, even when our rights have been infringed, misappropriated, or otherwise violated. Our efforts to enforce our intellectual property and other proprietary rights may be met with defenses, counterclaims, and countersuits attacking the validity and enforceability of our intellectual property and other proprietary rights, and if such defenses, counterclaims, or countersuits are successful, it may diminish or we may otherwise lose valuable intellectual property and other proprietary rights.
Furthermore, third parties may challenge, invalidate, or circumvent our intellectual property and proprietary rights, including through administrative processes or litigation. The legal standards relating to the validity, enforceability, and scope of protection of intellectual property and other proprietary rights are uncertain and still evolving. Our intellectual property and other proprietary rights may not be sufficient to provide us with a competitive advantage and the value of our intellectual property and other proprietary rights may also diminish if others assert rights therein or ownership thereof, and we may be unable to successfully resolve any such conflicts in our favor or to our satisfaction.
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
Given the complex, rapidly changing, and competitive technological and business environment in which we operate, and the potential risks and uncertainties of intellectual property-related litigation, a claim of infringement, misappropriation, or other violation against us may require us to spend significant amounts of time and other resources to defend against the claim (even if we ultimately prevail), pay significant money damages, lose significant revenues, be prohibited from using the relevant systems, processes, technologies, or other intellectual property (temporarily or permanently), cease offering certain products or services, obtain a license, which may not be available on commercially reasonable terms or at all, or redesign our products or services or functionality therein, which may be costly, time-consuming, or impossible.
Some of the aforementioned risks of infringement, misappropriation or other violation, in particular with respect to patents, are potentially increased due to the nature of our business, industry, and intellectual property portfolio. For instance, it has become common in recent years for certain third parties to purchase patents or other intellectual property assets for the sole purpose of making claims of infringement, misappropriation, or other violation in an attempt to extract settlements from companies such as ours. Relatedly, we do not currently have any patents, and thus, do not have a patent portfolio, which could otherwise assist us in deterring patent infringement claims from competitors, through our ability to bring patent infringement counterclaims using our own patents. In addition to the previously mentioned impacts of intellectual property-related litigation, while in some cases a third party may have agreed to indemnify us for costs associated with intellectual property-related litigation, such indemnifying third party may refuse or be unable to uphold its contractual obligations. In other cases, our insurance may not cover potential claims of this type adequately or at all, and we may be required to pay monetary damages, which may be significant.
Some aspects of Progressive Leasing’s, Vive’s and Four's platforms include open source software, and their use of open source software may negatively affect several aspects of our performance.
Some aspects of Progressive Leasing’s, Vive’s and Four’s platforms include software covered by open source licenses. The terms of various open source licenses have not been interpreted by United States courts, and there is a risk that such licenses may be construed in a manner that imposes unanticipated conditions or restrictions on Progressive Leasing’s, Vive’s and Four’s platforms. In such an event, either or both of them may be required to re-engineer all or a portion of their technologies, seek licenses from third parties in order to continue offering their products and services, discontinue the use of their platforms in the event re-engineering cannot be accomplished, or otherwise be limited in the licensing of their technologies, each of which may reduce or eliminate the value of their technologies and products and services. If portions of Progressive Leasing’s, Vive’s and Four’s proprietary software are determined to be subject to an open source license, they may also be required to, under certain circumstances, publicly release or license, at no cost, their products and services that incorporate the open source software or the affected portions of their source codes, which may allow our competitors or other third parties to create similar products and services with lower development effort, time, and costs, and may ultimately result in a loss of transaction volumes for each of Progressive Leasing, Vive and Four. We cannot ensure that Progressive Leasing, Vive and Four have not incorporated open source software in their software in a manner that is inconsistent with the terms of the applicable license or their current policies, and they may inadvertently use open source in a manner that they (and we) do not intend or that may expose them (or us) to claims for breach of contract or intellectual property infringement, misappropriation, or other violation. If Progressive Leasing, Vive or Four fail to comply, or are alleged to have failed to comply, with the terms and conditions of their open source licenses, they may be required to incur significant legal expenses defending such allegations, be subject to significant damages, be enjoined from the sale of their products and services, and be required to comply with onerous conditions or restrictions on their products and services, any of which may be materially disruptive to our business.
In addition to risks related to license requirements, usage of open source software can lead to greater risks than use of third-party commercial software because open source licensors generally do not provide warranties or other contractual protections regarding infringement, misappropriation, or other violations, the quality of code, or the origin of the software. Many of the risks associated with the use of open source software cannot be eliminated and may adversely affect several aspects of our performance. For instance, open source software is often developed by different groups of programmers outside of our control that collaborate with each other on projects. As a result, open source software may have security vulnerabilities, defects, or errors of which we are not aware. Even if we become aware of any security vulnerabilities, defects, or errors, it may take a significant amount of time for either us or the programmers who developed the open source software to address such vulnerabilities, defects, or errors, which may negatively impact our products and services, including by adversely affecting the market’s perception of Progressive Leasing’s, Vive’s and/or Four’s products and services, impairing the functionality of their products and services, delaying the launch of new products and services, or resulting in the failure of their products and services, any of which may result in liability to them (and us).
Progressive Leasing’s and Vive’s results are somewhat seasonal, which causes our results to fluctuate.
Progressive Leasing’s leasing business and Vive’s consumer lending business typically experience reduced demand in the first and second quarters as a result of their customers’ receipt of federal tax refund checks typically in February of each year. Demand at both businesses is generally greatest during the fourth quarter. Also, demand for retail merchandise is seasonally higher in the fourth quarter associated with holiday shopping, which typically causes Progressive Leasing and Vive to experience seasonal growth in GMV in the fourth quarter of each year due to lease and loan balance growth. Lease revenue and interest income is the highest in the first quarter of each year due to the typical increased payment activity associated with tax refund proceeds often received by customers in the first quarter. This seasonality requires the Company to manage its cash flows over the course of the year.
In addition, and as discussed above, if federal, state or local governmental authorities pursue economic stimulus actions or issue additional tax refunds, tax credits or other statutory payments at other times during the year, such actions may have a material adverse effect on the Company’s results of operations, financial condition, and prospects during such periods.

Vive's and Four's allowance for loan losses may prove to be insufficient to cover losses on outstanding loans.
Each of Vive and Four maintains an allowance for loan losses that we believe is appropriate at December 31, 2021. Each of Vive and Four estimates its allowance for loan losses in accordance with ASU 2016-13, Measurement of Credit Losses on Financial Instruments ("CECL"), which requires the recognition of all expected credit losses over the life of the loan based on historical experience, current conditions and reasonable and supportable forecasts. The process for establishing the allowance for loan losses is critical to our results of operations and financial condition, and requires complex models and judgments, including forecasts of economic conditions and other qualitative factors. Changes in economic conditions affecting our customers, new information regarding our loans and other factors, both within and outside of our control, may require an increase in the allowance for credit losses. We may underestimate our expected losses and fail to maintain an allowance for credit losses sufficient to account for these losses. In cases where we modify a loan, if the modified loans do not perform as anticipated, we may be required to establish additional allowances on these loans.
Given the significant judgment used in estimating the allowance for loan losses, Vive's and Four’s loan loss reserves may not be sufficient to cover actual losses. Future increases in the allowances for credit losses or actual write-offs will result in a decrease in net earnings and may have a material adverse effect on our business, results of operations and financial condition.
Risks Related to the Spin-Off of The Aaron’s Company, Inc.
General
On November 30, 2020, we consummated the spin-off (the "Spin-Off") of The Aaron’s Company, Inc. ("The Aaron’s Company"), an omnichannel provider of lease-purchase solutions through its company-operated and franchised stores in the United States, Canada and Puerto Rico.
In connection with the Spin-Off, The Aaron’s Company agreed to indemnify us for certain liabilities, and we agreed to indemnify The Aaron’s Company for certain liabilities. If we are required to make payments to The Aaron’s Company under these indemnities, our financial results may be negatively impacted. The Aaron’s Company indemnity may not be sufficient to hold us harmless from the full amount of liabilities for which Aaron’s will be allocated responsibility, and The Aaron’s Company may not be able to satisfy its indemnification obligations in the future.
Pursuant to our separation agreement and certain other agreements with The Aaron’s Company, The Aaron's Company agreed to indemnify us for certain liabilities, and we agreed to indemnify The Aaron’s Company for certain liabilities, in each case for uncapped amounts. Third parties may also seek to hold us responsible for any of the liabilities that The Aaron’s Company has agreed to retain. Any amounts we are required to pay pursuant to these indemnification obligations and other liabilities may require us to divert cash that would otherwise have been used in furtherance of operating our business and implementing our strategic plan. Further, the indemnity from The Aaron’s Company may not be sufficient to protect us against the full amount of such liabilities, and The Aaron’s Company may not be able to fully satisfy its indemnification obligations. Moreover, even if we ultimately succeed in recovering from The Aaron’s Company any amounts for which we are held liable, we may be temporarily required to bear those losses ourselves. Each of these risks may negatively affect several aspects of our performance.
If the Spin-Off, together with certain related transactions, does not qualify as a transaction that is generally tax free for U.S. federal income tax purposes, our Company or our shareholders may be subject to significant tax liabilities.
It was a condition to the distribution that we received an opinion of counsel regarding the qualification of the Spin-Off, together with certain related transactions, as a transaction that is generally tax free for U.S. federal income tax purposes under Sections 355 and 368(a)(1)(D) of the Code. The opinion of counsel was based upon and relied on, among other things, certain facts and assumptions, as well as certain representations, statements and undertakings of us and Aaron’s, including those relating to the past and future conduct of us and The Aaron’s Company. If any of these representations, statements or undertakings are, or become, inaccurate or incomplete, or if we or The Aaron’s Company breaches any of the covenants in the Spin-Off documents, the opinion of counsel may be invalid and the conclusions reached therein may be jeopardized.
Notwithstanding the opinion of counsel, the Internal Revenue Service ("IRS") may determine that the Spin-Off, together with certain related transactions, should be treated as a taxable transaction if it determines that any of the representations, assumptions or undertakings upon which the opinion of counsel was based are false or have been violated, or if it disagrees with the conclusions in the opinion of counsel. The opinion of counsel is not binding on the IRS and there can be no assurance that the IRS will not assert a contrary position.
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
There can be no assurance that The Aaron’s Company will comply with these restrictions. Failure of The Aaron’s Company to satisfy its obligations may have a substantial impact on our tax obligations, consolidated financial condition and cash flows.
Potential liabilities in connection with the Spin-Off may arise under fraudulent conveyance and transfer laws and legal capital requirements.
With respect to the Spin-Off, if either we or The Aaron’s Company subsequently fails to pay our creditors or enter insolvency proceedings, the transaction may be challenged under U.S. federal, U.S. state and foreign fraudulent conveyance and transfer laws, as well as legal capital requirements governing distributions and similar transactions. If a Court were to determine under these laws that the transaction in question failed to satisfy applicable legal capital requirements, the Court may determine that the Spin-Off was voidable, in whole or in part. Subject to various defenses, the Court could then require us or The Aaron’s Company, or other recipients of value in connection with the Spin-Off (potentially including recipients of shares of The Aaron’s Company common stock in connection with the Spin-Off), as the case may be, to turn over value to other entities involved in the Spin-Off and contemplated transactions for the benefit of unpaid creditors. The measure of insolvency and applicable legal capital requirements will vary depending upon the jurisdiction whose law is being applied.
We might not be able to engage in desirable strategic transactions and equity issuances because of certain restrictions relating to requirements for tax-free distributions.
Our ability to engage in significant equity transactions may be limited or restricted in order to preserve, for U.S. federal income tax purposes, the tax-free nature of the Spin-off. Even if the Spin-off otherwise qualifies for tax-free treatment under Section 355 of the Code, it may result in corporate-level taxable gain to us under Section 355(e) of the Code if there is a 50% or greater change in ownership, by vote or value, of shares of our stock, The Aaron’s Company stock or the stock of a successor of either occurring as part of a plan or series of related transactions that includes the Spin-off. Any acquisitions or issuances of our stock or The Aaron’s Company stock within two years after the Spin-off are generally presumed to be part of such a plan, although we or The Aaron’s Company may be able to rebut that presumption.
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
Risks Related to Our Indebtedness
We may not be able to generate sufficient cash to service all of our indebtedness, and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.
Our ability to make scheduled payments on or refinance our debt obligations, including the Senior Notes, depends on our financial condition and operating performance, which are subject to prevailing economic and competitive conditions and to certain financial, business, legislative, regulatory and other factors beyond our control. We may be unable to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness, including the Senior Notes.
If our cash flows and capital resources are insufficient to fund our debt service obligations, we may face substantial liquidity problems and may be forced to reduce or delay investments and capital expenditures or to dispose of material assets or operations, seek additional debt or equity capital or restructure or refinance our indebtedness. We may not be able to effect any such alternative measures, if necessary, on commercially reasonable terms or at all and, even if successful, those alternative actions may not allow us to meet our scheduled debt service obligations. The Revolving Facility and the indenture that governs the Senior Notes restrict our ability to dispose of assets and use the proceeds from those dispositions and may also restrict our ability to raise debt or equity capital to be used to repay other indebtedness when it becomes due. We may not be able to consummate those dispositions or to obtain proceeds in an amount sufficient to meet any debt service obligations then due.
In addition, we conduct our operations through our subsidiaries. Accordingly, repayment of our indebtedness is dependent on the generation of cash flow by our subsidiaries and their ability to make such cash available to us, by dividend, debt repayment or otherwise. Unless they are guarantors of the Senior Notes or our other indebtedness, our subsidiaries do not have any obligation to pay amounts due on the senior notes or our other indebtedness or to make funds available for that purpose. Our subsidiaries may not be able to, or may not be permitted to, make distributions to enable us to make payments in respect of our indebtedness. Each subsidiary is a distinct legal entity, and, under certain circumstances, legal and contractual restrictions may limit our ability to obtain cash from our subsidiaries. While the indenture that governs the senior notes and the Revolving Facility limit the ability of our subsidiaries to incur consensual restrictions on their ability to pay dividends or make other intercompany payments to us, these limitations are subject to qualifications and exceptions. In the event that we do not receive distributions from our subsidiaries, we may be unable to make required principal and interest payments on our indebtedness.
Our inability to generate sufficient cash flows to satisfy our debt obligations, or to refinance our indebtedness on commercially reasonable terms or at all, would materially and adversely affect our financial position and results of operations and our ability to satisfy our obligations under our Senior Notes and Revolving Facility.
If we cannot make scheduled payments on our debt, we will be in default and holders of the Senior Notes may declare all outstanding principal and interest to be due and payable, the lenders under the Revolving Facility may terminate their commitments to loan money and we may be forced into bankruptcy or liquidation.
Despite our current level of indebtedness, we and our subsidiaries may still be able to incur substantially more debt. This may further exacerbate the risks to our financial condition described above.
We and our subsidiaries may be able to incur significant additional indebtedness in the future. Although the indenture that governs the Senior Notes and the Revolving Facility contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and the additional indebtedness incurred in compliance with these restrictions may be substantial. These restrictions also will not prevent us from incurring obligations that do not constitute indebtedness. As of December 31, 2021, we would have had undrawn commitments available to be borrowed under the Revolving Facility of up to $350.0 million. We also would have had available to us an uncommitted incremental facility under the Revolving Facility of up to $300.0 million, with availability subject to satisfaction of certain conditions. If new debt is added to our current debt levels, the related risks that we and our subsidiaries now face may intensify.

The terms of the Revolving Facility and the indenture that governs the Senior Notes restrict our current and future operations, particularly our ability to respond to changes or to take certain actions.
The indenture that governs the Senior Notes and the Revolving Facility contain a number of restrictive covenants that impose significant operating and financial restrictions on us and may limit the extent to which, or our ability to, engage in acts that may be in our long-term best interest, including restrictions on our ability to:
•incur additional indebtedness and guarantee indebtedness;
•pay dividends or make other distributions or repurchase or redeem capital stock;
•prepay, redeem or repurchase certain debt;
•issue certain preferred stock or similar equity securities;
•make loans and investments;
•sell assets;
•incur liens;
•enter into transactions with affiliates;
•alter the businesses we conduct;
•enter into agreements restricting our subsidiaries’ ability to pay dividends; and
•consolidate, merge or sell all or substantially all of our assets.
In addition, the restrictive covenants in the Revolving Facility require us to maintain specified financial ratios, such as a consolidated interest coverage ratio and a total net debt to EBITDA ratio, and satisfy other financial condition tests. Our ability to meet those financial ratios and tests can be affected by events beyond our control, and we may be unable to meet them. A breach of the covenants or restrictions under the indenture that governs the Senior Notes or under the Revolving Facility may result in an event of default under the applicable indebtedness. Such a default may allow the creditors to accelerate the related debt and may result in the acceleration of any other debt to which a cross-acceleration or cross-default provision applies. In addition, an event of default under the Revolving Facility would permit the lenders under our Revolving Facility to terminate all commitments to extend further credit under that facility. In the event our lenders or noteholders accelerate the repayment of our borrowings, we and our subsidiaries may not have sufficient assets to repay that indebtedness. As a result of these restrictions, we may be:
•limited in how we conduct our business;
•unable to raise additional debt or equity financing to operate during general economic or business downturns, or at other times; or
•unable to compete effectively or to take advantage of new business opportunities.
These restrictions may affect our ability to grow in accordance with our strategy. In addition, our financial results, our substantial indebtedness and our credit ratings may adversely affect the availability and terms of our financing.
Our variable rate indebtedness subjects us to interest rate risk, which may cause our debt service obligations to increase significantly.
Borrowings under our Revolving Facility are at variable rates of interest and expose us to interest rate risk. If interest rates were to increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease. Assuming all loans are fully drawn, each quarter point change in interest rates would result in a $0.9 million change in annual interest expense on our indebtedness under our Revolving Facility. In the future, we may enter into interest rate swaps that involve the exchange of floating for fixed rate interest payments in order to reduce interest rate volatility. However, we may not maintain interest rate swaps with respect to all of our variable rate indebtedness, and any swaps we enter into may not fully mitigate our interest rate risk.

General Risk Factors
Our stock price is volatile, and you may not be able to recover your investment if our stock price declines.
The stock market in general, and our stock in particular, has recently experienced significant volatility and the price of our stock may continue to fluctuate significantly. In particular, we cannot assure that you will be able to resell your shares at or above your purchase price. Among the factors that may affect our stock price are:
•how our actual financial performance compares to the financial performance outlook we provide;
•quarterly variations in our key operating metrics, such as revenue, active customer count, GMV and profitability that are not necessarily indicative of longer-term operating performance and valuation;
•the stock price performance of comparable companies and quarterly variations in their results of operations;
•changes in earnings estimates or buy/sell recommendations by securities or industry analysts;
•investor perceptions of us and our industry;
•federal, state or local regulatory proposals, initiatives, actions or changes that are, or are perceived to be, adverse to our operations, including any continuing impacts of the FTC Settlement as discussed above;
•actions by institutional and "activist" shareholders, including future purchases and sales of our stock;
•our capital allocation strategy and financial policies, including continued share repurchases under our current share repurchase program as discussed above;
•additions or departures of key personnel;
•continuing unpredictable macro-economic conditions, in particular those relating to the COVID-19 pandemic, rapidly increasing inflation and higher interest rates.
In the past, following periods of volatility in the market price of a company’s securities, class action litigation has often been instituted against the affected company. Any litigation of this type brought against us may result in substantial costs and a diversion of our management’s attention and resources, which would harm our business, results of operations, financial condition, and cash flows.
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
If we fail to establish and maintain effective internal control over financial reporting and disclosure controls and procedures, we may not be able to accurately report our financial results, or report them in a timely manner, which may cause a decline in our stock price and adversely affect several aspects of our performance. In addition, if our senior management is unable to conclude that we have effective internal control over financial reporting, or to certify the effectiveness of such controls, or if our independent registered public accounting firm cannot render an unqualified opinion on the effectiveness of our internal control over financial reporting, when required, or if material weaknesses in our internal controls are identified, we may be subject to increased regulatory scrutiny and a loss of public and investor confidence, which may also have a material adverse effect on our business and our stock price.
Our risk management processes and procedures may not be effective in mitigating our risks.
We continue to establish and enhance processes and procedures intended to identify, measure, monitor, manage and control the types of risk to which we are subject, including, but not limited to, decisioning risks related to the leases and loans Progressive Leasing, Vive and Four originate, strategic risk, regulatory risk and operational risk. We seek to monitor, manage and control our risk exposure through a framework that includes our risk appetite, enterprise risk assessment process, risk policies, procedures and controls, reporting requirements, risk culture and governance structure. Our framework, however, may not always effectively identify and control our risks. In addition, there may also be risks that exist, or that develop in the future, that we have not appropriately anticipated, identified or mitigated. If our risk management framework does not effectively identify, manage and control our risks, both those we are aware of and those we do not anticipate, including as a result of changes in economic conditions, we may suffer unexpected losses that may have a material and adverse effect on several aspects of our performance.

If securities or industry analysts publish research that is unfavorable about our business, our stock price and trading volume may decline.
As described above, the trading market for our common stock depends in part on the research and reports that securities or industry analysts publish about our business. We currently have a limited number of analysts who are publishing research about us. In the event that one or more of our analysts downgrades our stock or publishes misleading or unfavorable research about our business, our stock price may decline. If one or more of these analysts ceases coverage of the Company, demand for our stock may decrease, which may cause our stock price or trading volume to decline.
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
We do not currently anticipate paying any dividends on our common stock. As a result, shareholders will need to sell their shares of common stock to receive any income or realize a return on their investment.
We currently do not anticipate paying any dividends on our common stock. Any declaration and payment of future dividends to holders of our common stock may be limited by the provisions of Georgia law, among other considerations. The future payment of dividends, if permitted, will be at the sole discretion of our Board of Directors and will depend on our capital allocation strategy at that time as well as other factors, including our earnings, financial condition, and other considerations that our Board of Directors deem relevant. As a result, to receive any income or realize a return on their investment, our shareholders will need to sell their shares of common stock.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
The Company leases call center space, and management and information technology space for corporate functions under operating leases expiring at various times through 2027. Most of the leases contain renewal options for additional periods ranging from three to five years. The following table sets forth certain information regarding our corporate and segment management, and significant call center facilities as of December 31, 2021:

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

ITEM 3. LEGAL PROCEEDINGS
From time to time, we are party to various legal proceedings arising in the ordinary course of business. While any proceeding contains an element of uncertainty, we do not currently believe that any of the outstanding legal proceedings to which we are a party will have a material adverse impact on our business, financial position or results of operations. However, an adverse resolution of a number of these items may have a material adverse impact on our business, financial position or results of operations. For further information, see Note 11 in the accompanying consolidated financial statements under the heading "Legal Proceedings," which discussion is incorporated by reference in response to this Item 3.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information, Holders and Dividends
Effective December 1, 2020, all shares of the Company's common stock were trading as a single class on the New York Stock Exchange ("NYSE") under the ticker symbol "PRG." The CUSIP number of the Company's common stock is 74319R101.
The number of shareholders of record of the Company's common stock at February 17, 2022 was 685. The closing price for the common stock at February 17, 2022 was $36.50.
We do not currently anticipate paying any dividends on our common stock. Any declaration and payment of future dividends to holders of our common stock may be limited by the provisions of Georgia law, among other considerations. The future payment of dividends, if permitted, will be at the sole discretion of our Board of Directors and will depend on many factors, including our earnings, financial condition, and other considerations that our Board of Directors deems relevant.
Issuer Purchases of Equity Securities
On November 4, 2021, the Company commenced a tender offer to purchase up to $425 million in value of shares of its common stock at a price not less than $44.00 per share and not more than $50.00 per share. The tender offer expired at the end of the day on December 3, 2021, and the Company subsequently accepted for payment, at a purchase price of $49.00 per share, a total of 8,673,469 shares properly tendered and not properly withdrawn before the expiration date, at an aggregate cost of approximately $425 million, excluding $3.7 million of fees and expenses relating to the tender offer.
The following table presents our share repurchase activity for the three months ended December 31, 2021:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[2]	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs[1]
October 1, 2021 through October 31, 2021	—	—	—	$171,767,077
November 1, 2021 through November 30, 2021	—	—	—	1,000,000,000
December 1, 2021 through December 31, 2021	8,987,684	48.86	8,987,684	560,874,577
Total	8,987,684		8,987,684
1 Share repurchases are conducted under authorizations made from time to time by the Company’s Board of Directors. The authorization effective February 22, 2021 provided the Company with the ability to repurchase shares up to a maximum amount of $300 million. On November 3, 2021, the Company announced that its Board of Directors had authorized a new $1.0 billion share repurchase program that replaced the Company's previous $300 million program, which had $171.8 million available for repurchases at the time it was cancelled. Subject to the terms of the Board's authorization and applicable law, repurchases may be made at such times and in such amounts as the Company deems appropriate. Repurchases may be discontinued at any time.
2 Purchases of our common stock during the three months ended December 31, 2021 represent (i) 8,673,469 shares repurchased at a price of $49.00 per share under the tender offer described above, and (ii) 314,215 of other share repurchases at a weighted average price of $44.92 per share.

Securities Authorized for Issuance Under Equity Compensation Plans
Information concerning the Company's equity compensation plans is set forth in Item 12 of Part III of this Annual Report on Form 10-K.

Performance Graph
Comparison of 5 Year Cumulative Total Return*
Among PROG Holdings, Inc., the S&P Midcap 400 Index, S&P North American Technology Sector Index, and S&P 400 Retailing Index

$400
$350
$300
$250
$200
$150
$100
$50
$0
2016
2017
2018
2019
2020
2021
PROG Holdings, Inc.
S&P Midcap 400
North American Technology Sector Index
S&P 400 Retailing Index

*$100 invested on 12/31/16 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.
The line graph above and the table below compare, for the last five years, the yearly dollar change in the cumulative total shareholder returns (assuming reinvestment of dividends) on the Company's common stock with that of the S&P Midcap 400 Index, S&P North American Technology Sector Index, and the S&P 400 Retailing Index. The spin-off of The Aaron's Company on November 30, 2020 was reflected as a $9.60 per share special dividend in calculating the PROG Holdings cumulative total shareholder return. Shareholders of PROG Holdings received one share of The Aaron's Company for every two shares of PROG Holdings common stock in the distribution related to the separation and spin-off. The $9.60 per share special dividend was based on the November 30, 2020 closing price of one share of The Aaron's Company common stock, on a "when issued" basis, which was $19.19, adjusted for the distribution ratio.

December 31,	2016	2017	2018	2019	2020	2021
PROG Holdings, Inc.	$100.00	$124.96	$132.22	$180.03	$196.60	$83.74
S&P Midcap 400	100.00	116.24	103.36	130.44	148.26	184.96
S&P 400 Retailing Index	100.00	106.70	114.92	124.75	157.98	218.99
S&P North American Technology Sector Index	100.00	137.78	141.75	202.25	293.57	371.08

ITEM 6. [RESERVED]
Not applicable.
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following Management's Discussion and Analysis ("MD&A") is intended to help the reader understand the results of operations and financial condition of PROG Holdings, Inc. and should be read in conjunction with the consolidated financial statements and the accompanying notes. Throughout the MD&A we refer to various notes to our Consolidated Financial Statements which appear in Item 8 of this Form 10-K. The following discussion may contain forward-looking statements that reflect our plans, estimates and beliefs and involve risks, uncertainties and assumptions. Our actual results may differ materially from those discussed in these forward-looking statements. Factors that may cause or contribute to these differences include those discussed in Item 1A. Risk Factors and "Forward-Looking Statements" of this Form 10-K.
Business Overview
PROG Holdings, Inc. ("we", "our", "us", the "Company", or "PROG Holdings") is a financial technology holding company that provides leading financial solutions to empower consumers and retailers. PROG Holdings has two reportable segments: (i) Progressive Leasing, an e-commerce, app-based, and in-store point-of-sale lease-to-own solutions provider; and (ii) Vive Financial ("Vive"), an omnichannel provider of second-look revolving credit products.
Our Progressive Leasing segment provides consumers with lease-purchase solutions through its point-of-sale partner locations and e-commerce website partners (collectively, "POS partners") in 49 states, the District of Columbia and Puerto Rico. It does so by purchasing the merchandise from the POS partners desired by customers and, in turn, leasing that merchandise to the customers through a cancellable lease-to-own transaction. Progressive Leasing has no stores of its own, but rather offers lease-purchase solutions to the customers of traditional and e-commerce retailers. The Progressive Leasing segment comprised approximately 98% of our consolidated revenues for the year ended December 31, 2021.
Our Vive segment primarily serves customers that may not qualify for traditional prime lending offers who desire to purchase goods and services from participating merchants. Vive offers customized programs with services that include revolving loans through private label and Vive-branded credit cards. Vive's current network of POS partner locations and e-commerce websites includes furniture, mattresses, home exercise equipment, and home improvement retailers, as well as medical and dental service providers. The Vive segment comprised approximately 2% of our consolidated revenues for the year ended December 31, 2021.
On June 25, 2021, the Company completed the acquisition of Four Technologies, Inc. ("Four"), an innovative Buy Now, Pay Later company that allows shoppers to pay for merchandise through four interest-free installments. Four’s proprietary platform capabilities and its base of customers and retailers expand PROG Holdings’ ecosystem of financial technology offerings by introducing a payment solution that further diversifies the Company's consumer financial technology offerings. Shoppers use Four to purchase furniture, clothing, electronics, health and beauty products, footwear, jewelry, and other consumer goods from retailers across the United States. Four is not a reportable segment for the year ended December 31, 2021 as its revenues, loss before income taxes, and assets are not material to the Company's consolidated financial results. Four's financial results are reported within "Other" for segment reporting purposes.
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
Prior to the separation and distribution transaction, the Company's operating segments were Progressive Leasing, the Aaron's Business, and Vive. All direct revenues and expenses of the Aaron's Business operations have been classified within discontinued operations, net of income tax, within our consolidated statements of earnings (loss) for all periods through the separation and distribution date of November 30, 2020. Certain corporate expenses that have previously been reported as expenses of the Aaron's Business segment in 2020 and 2019 did not qualify for classification within discontinued operations and are reported as unallocated corporate expenses for segment purposes within continuing operations. These unallocated corporate expenses are in addition to corporate overhead costs allocated to the Progressive Leasing and Vive segments for periods through the separation and distribution date of November 30, 2020. We have focused our discussion in the MD&A on our continuing operations of Progressive Leasing and Vive.
COVID-19 Pandemic
On March 11, 2020, the World Health Organization declared the outbreak of COVID-19 a pandemic. Since then, the COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains and increased unemployment levels. Although the temporary showroom and/or store closures or reduced hours and scope of operations that many of our POS partners experienced during portions of 2020 have eased, other pandemic-related factors continue to unfavorably impact many of our POS partners, including supply chain disruptions resulting in shortages of available products at certain POS partners, primarily in the appliance, electronics and furniture categories. While customer demand and gross merchandise volume ("GMV") was strong during most of 2021, these pandemic-related developments may have an unfavorable impact on Progressive Leasing’s generation of new lease agreements, Vive's generation of new loans, GMV, and revenues in future periods. During December 2021 and January 2022, we experienced an unfavorable impact to our GMV due to a resurgence of COVID-19, from the Omicron variant in particular, that resulted in store closures, reduced hours of operation, significant increases in employee absenteeism, and a decline in customer traffic for many of our POS partners.
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
In response to COVID-19, the United States government enacted certain fiscal stimulus measures in several phases to assist in counteracting the economic disruptions caused by the pandemic. On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") was signed into law. A second round of stimulus benefits was enacted and paid in December 2020. On March 11, 2021, the American Rescue Plan Act of 2021 was signed into law, providing a third round of stimulus payments to individuals and extending supplemental unemployment assistance through September 6, 2021, while exempting the first $10,200 of unemployment benefits from income tax. We believe all of those government stimulus measures provided economic support to many of our customers, resulting in an increase in payment activity and early lease buyouts, as well as lease merchandise, accounts receivable, and loan receivable write-offs trending lower during 2020 and the first half of 2021. We believe a significant portion of our Progressive Leasing and Vive customers received stimulus payments and/or federally supplemented unemployment payments during 2020 and the first half of 2021, which enabled them to continue making payments to us under their lease-to-own or credit card agreements, despite the economically challenging times resulting from the COVID-19 pandemic.
As expected, customer payment delinquencies and uncollectible renewal payments within our Progressive Leasing segment began trending back towards normalized pre-pandemic levels during the second half of 2021, and reached those pre-pandemic levels in the fourth quarter of 2021. Customer payment delinquencies within our Vive segment were unfavorable during the second half of 2021 as compared to the first half of 2021 and 2020, but still more favorable than pre-pandemic delinquency levels. We cannot be certain that our customers will continue making their payments to us at these current levels. We may experience customer payment delinquencies and associated write-offs at levels worse than pre-pandemic trends due to the expiration of the various types of government stimulus that were implemented in response to the COVID-19 pandemic, other adverse economic impacts arising out of the pandemic, and/or the increase in inflation in recent months to levels not seen in decades. Those and other factors may adversely impact our customers' ability to make payments to us, and may have an unfavorable impact on our financial performance.

Highlights
The following summarizes significant highlights from the year ended December 31, 2021:
•We reported revenues of $2.7 billion in 2021, an increase of 7.8% compared to 2020. The increase in revenues was primarily due to growth of the Company's portfolio of leased assets, driven by a rise in GMV generated from continued growth from large national POS partners and increased penetration in e-commerce. In 2021, GMV generated through e-commerce platforms represented 15.2% of total Progressive Leasing GMV, compared to 7.0% in 2020. These favorable increases in revenue were partially offset by customer payment delinquencies and uncollectible renewal payments trending back to normalized pre-pandemic levels in the second half of 2021, and reaching those pre-pandemic levels in the fourth quarter, as compared to the strong customer payment activity and historically low delinquencies we experienced in the first half of 2021 and in 2020. We believe a significant portion of our customers received stimulus payments and/or federally supplemented unemployment payments during 2020 and the first half of 2021, which contributed to this strong customer payment activity.
•Earnings before income taxes increased to $328.2 million compared to $271.6 million in 2020. The increase was primarily driven by overall growth and higher revenues as discussed above and $18.0 million in separation related charges in 2020 that were not recurring. The increase in earnings before income taxes was partially offset by a $23.9 million increase in operating expenses due mainly to higher personnel and advertising expenses.
•On November 4, 2021 the Company announced the commencement of a "modified Dutch auction" tender offer to purchase for cash up to $425 million of its shares of common stock. On November 26, 2021, the Company issued $600 million of senior unsecured notes ("Senior Notes") that will mature November 15, 2029, for which a portion of the net proceeds was used to fund the tender offer. On December 8, 2021 the Company announced that it had accepted for purchase 8,673,469 shares of its common stock at $49.00 per share. In addition to the shares repurchased through the tender offer, the Company repurchased 2,937,709 shares of its common stock for $142.4 million during 2021.
Key Operating Metrics
Gross Merchandise Volume. We believe GMV is a key performance indicator of our Progressive Leasing and Vive segments, as it provides the total value of new leases and loans written into our portfolio over a specified time period. GMV does not represent revenues earned by the Company, but rather is a leading indicator we use in forecasting revenues the Company may earn in the short-term. Progressive Leasing's GMV is defined as the retail price of merchandise acquired by Progressive Leasing, which it then leases to its customers. Vive and Other GMV is defined as gross loan originations.
The following table presents our GMV for the Company for the years presented:

For the Year Ended December 31 (Unaudited and In Thousands)	2021	2020	2019
Progressive Leasing	$2,143,948	$1,851,308	$1,812,824
Vive	199,139	130,751	83,109
Other	8,651	—	—
Total GMV	$2,351,738	$1,982,059	$1,895,933
The increase in Progressive Leasing's GMV was driven by an increase in the quantity of new leases originated in 2021, largely the result of continued growth from our largest national POS partners and increased penetration in e-commerce. E-commerce channels generated $326.5 million, or 15.2%, of Progressive Leasing's GMV in 2021 compared to $130.3 million, or 7.0%, in 2020. Vive's GMV growth was driven by an increase in new loans at both new and existing POS partners. Our Progressive Leasing and Vive GMV also improved year over year due to the unfavorable impacts of COVID-19 in 2020, including showroom and/or store closures and supply chain disruptions for our POS partners.
Active Customer Count. Our active customer count represents the total number of customers that have an active lease agreement with Progressive Leasing, or an active loan with Vive or Four. The following table presents our consolidated active customer count, which includes an immaterial number of customers that have both an active lease agreement and loan agreement, for the Company for the years presented:

As of December 31 (Unaudited)	2021	2020	2019
Active Customer Count:
Progressive Leasing	1,044,000	970,000	1,072,000
Vive	88,000	66,000	48,000
Other	18,000	—	—
Total Active Customer Count	1,150,000	1,036,000	1,120,000

The increase in the number of Progressive Leasing and Vive customers in 2021 compared to 2020 was due to continued growth in new leases and loans, respectively, at both new and existing POS partners. The number of Progressive Leasing customers was also negatively impacted in 2020 due to the COVID-19 pandemic and related government stimulus, which led to higher levels of early lease buyouts and more customers of our POS partners purchasing products, instead of leasing them, in 2020.
Key Components of Earnings from Continuing Operations Before Income Taxes
In this MD&A section, we review our consolidated results. For the year ended December 31, 2021 and the comparable prior year periods, some of the key revenue and cost and expense items that affected earnings before income taxes were as follows:
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
Operating Expenses. Operating expenses include personnel costs, stock-based compensation expense, occupancy costs, advertising, professional services expense, sales acquisition expense, computer software expense, the provision for loan losses, fixed asset depreciation expense, and intangible asset amortization, among other expenses.
Legal and Regulatory Expense, Net of Insurance Recoveries. Legal and regulatory expense includes regulatory charges and legal expenses incurred, net of insurance recoveries for certain third-party legal costs, related to Progressive Leasing's 2019 settlement of the FTC matter discussed in Note 11 in the accompanying consolidated financial statements.
Separation Related Charges. Separation related charges include stock-based compensation expense and retirement charges associated with the separation of the Aaron's Business segment.
Interest Expense. Interest expense consists of interest incurred on the Company's senior unsecured revolving credit facility (the "Revolving Facility") and on the Company's Senior Notes.

Results of Operations
Results of Operations – Years Ended December 31, 2021 and 2020

			Change
	Year Ended December 31,		2021 vs. 2020
(In Thousands)	2021	2020	$	%
REVENUES:
Lease Revenues and Fees	$2,619,005	$2,443,405	$175,600	7.2%
Interest and Fees on Loans Receivable	58,915	41,190	17,725	43.0
	2,677,920	2,484,595	193,325	7.8
COSTS AND EXPENSES:
Depreciation of Lease Merchandise	1,820,010	1,690,922	129,088	7.6
Provision for Lease Merchandise Write-offs	126,984	131,332	(4,348)	(3.3)
Operating Expenses	397,399	373,460	23,939	6.4
Legal and Regulatory Insurance Recoveries	—	(835)	835	nmf
Separation Related Charges	—	17,953	(17,953)	nmf
	2,344,393	2,212,832	131,561	5.9
OPERATING PROFIT	333,527	271,763	61,764	22.7
Interest Expense	(5,323)	(187)	(5,136)	nmf
EARNINGS FROM CONTINUING OPERATIONS BEFORE INCOME TAX EXPENSE	328,204	271,576	56,628	20.9
INCOME TAX EXPENSE	84,647	37,949	46,698	123.1
NET EARNINGS FROM CONTINUING OPERATIONS	243,557	233,627	9,930	4.3
NET LOSS FROM DISCONTINUED OPERATIONS, NET OF INCOME TAX	—	(295,092)	295,092	nmf
NET EARNINGS (LOSS)	$243,557	$(61,465)	$305,022	nmf
nmf—Calculation is not meaningful

Revenues
Information about our revenues by source and reportable segment is as follows:

	Year Ended December 31, 2021				Year Ended December 31, 2020
(In Thousands)	Progressive Leasing	Vive	Other	Total	Progressive Leasing	Vive	Other	Total
Lease Revenues and Fees	$2,619,005	$—	$—	$2,619,005	$2,443,405	$—	$—	$2,443,405
Interest and Fees on Loans Receivable	—	58,462	453	58,915	—	41,190	—	41,190
Total Revenues	$2,619,005	$58,462	$453	$2,677,920	$2,443,405	$41,190	$—	$2,484,595
The increase in Progressive Leasing revenues was due to a 15.8% increase in GMV driven by growth from large national POS partners and e-commerce platforms. GMV generated through e-commerce platforms represented 15.2% of total Progressive Leasing GMV in 2021, compared to 7.0% in 2020. Although Progressive Leasing's customer payment delinquencies and uncollectible renewal payments began trending back to normalized pre-pandemic levels in the second half of 2021, and reached those pre-pandemic levels in the fourth quarter, the unfavorable impact of that factor on revenues was more than offset by Progressive Leasing's lease portfolio growth in 2021. The increase in Vive revenues was due to continued strong customer payment performance and a 52.3% increase in GMV in the year ended December 31, 2021, compared to 2020, resulting in growth in our loans receivable portfolio and additional interest and fee revenues. We believe a significant portion of our Progressive Leasing and Vive customers received stimulus payments and/or federally supplemented unemployment payments, which contributed to the strong customer payment activity we experienced in 2020 and the first half of 2021.
Operating Expenses
Information about certain significant components of operating expenses is as follows:

			Change
	Year Ended December 31,		2021 vs. 2020
(In Thousands)	2021	2020	$	%
Personnel Costs[1]	$189,576	$170,285	$19,291	11.3%
Stock-Based Compensation	21,349	20,403	946	4.6
Occupancy Costs	6,633	6,545	88	1.3
Advertising	17,502	6,627	10,875	164.1
Professional Services	24,234	23,325	909	3.9
Sales Acquisition Expense[2]	21,128	18,492	2,636	14.3
Computer Software Expense[3]	20,674	13,260	7,414	55.9
Other Sales, General and Administrative Expense	45,377	48,665	(3,288)	(6.8)
Sales, General and Administrative Expense[4]	346,473	307,602	38,871	12.6
Provision for Loan Losses	17,668	34,038	(16,370)	(48.1)
Depreciation and Amortization	33,258	31,820	1,438	4.5
Operating Expenses	$397,399	$373,460	$23,939	6.4%
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
4 Progressive Leasing's sales, general and administrative expense was $316.3 million and $269.8 million during the years ended December 31, 2021 and 2020, respectively.
The increase in personnel costs of $19.3 million was driven by increases of $21.5 million and $0.9 million at Progressive Leasing and Vive, respectively, for additional hiring and promotions resulting from continued growth in the business and new personnel costs for functions associated with becoming a standalone public company effective November 30, 2020. Personnel costs increased an additional $1.8 million as a result of strategic initiatives started by the Company in 2021. These increases were partially offset by executive personnel costs incurred by the Aaron's Business segment in the year ended December 31, 2020, which did not qualify for classification within discontinued operations, and are classified within unallocated corporate costs for segment purposes.

Advertising expenses increased $10.9 million primarily due to Progressive Leasing's efforts to continue growing GMV from existing POS partners and to further expand into e-commerce, combined with reduced marketing efforts in the same period of 2020 associated with cost cutting measures implemented in response to the COVID-19 pandemic.
Sales acquisition expense increased $2.6 million primarily due to increased rebates paid to POS partners, external sales commissions and continued efforts to grow Progressive Leasing GMV.
Computer software expense increased $7.4 million primarily due to non-capitalizable software implementation projects by Progressive Leasing during 2021 and increased software and licensing costs related to the overall growth and strategic initiatives of the Company.
Provision for loan losses decreased $16.4 million due to continued strong customer payment activity and changes to estimates in Vive's allowance for loan losses during the year ended December 31, 2021 as compared to 2020. The Company recognized an incremental $12.3 million allowance for loan losses during the year ended December 31, 2020 due to the unfavorable forecasted macroeconomic conditions resulting from the COVID-19 pandemic. In the year ended December 31, 2021, strong customer payment activity and improved forecasted macroeconomic conditions resulted in a downward change in estimate to the allowance for loan losses of $14.7 million. These changes in forecasted macroeconomic conditions and strong customer payment activity resulted in a decrease in Vive's allowance for loan losses as a percentage of gross loans receivable from 32.1% as of December 31, 2020 to 23.4% as of December 31, 2021. We believe a significant portion of our Vive customers received stimulus payments and/or federally supplemented unemployment payments, which contributed to the strong customer payment activity in 2020 and 2021. These decreases were partially offset by the establishment of new allowances due to Vive's GMV growth of 52.3% in the year ended December 31, 2021 compared to the prior year. Given the significant economic uncertainty resulting from inflation increasing in recent months to levels not seen in decades, and the impacts of the COVID-19 pandemic, including for example, adverse economic impacts resulting from additional spikes in COVID-19 infections, and the potential effects of such developments on our customers and business going forward, a high level of estimation was involved in determining the allowance for loan losses as of December 31, 2021. Actual loan losses may differ materially from the allowance.
Other Costs and Expenses
Depreciation of lease merchandise. Depreciation of lease merchandise increased due to growth in Progressive Leasing's portfolio of leased assets for the year ended December 31, 2021 compared to the year ended December 31, 2020. As a percentage of total lease revenues and fees, depreciation of lease merchandise increased to 69.5% from 69.2% in 2020, primarily due to elevated early lease buyouts in 2021 as compared to 2020, partially offset by a decrease in the provision for uncollectible renewal payments.
Provision for lease merchandise write-offs. The provision for lease merchandise write-offs decreased $4.3 million primarily due to a $14.8 million decline in write-offs, compared to the year ended December 31, 2020, as the result of continued strong payment activity from customers, and changes to estimates in our allowance for lease merchandise write-offs. At December 31, 2020, we established incremental lease merchandise allowances of $10.3 million, in response to the COVID-19 pandemic, based on management's best estimate of the potential unfavorable impacts the COVID-19 pandemic may have on our customers' ability to continue making payments on their leases. In the year ended December 31, 2021, we continued to experience strong customer payment activity and relatively low write-offs, resulting in the reversal of the full amount of the incremental COVID-19 specific allowance for write-offs. We believe a significant portion of our Progressive Leasing customers received stimulus payments and/or federally supplemented unemployment payments, which contributed to the strong customer payment activity we experience in 2020 and the second half of 2021. Given the significant economic uncertainty resulting from inflation increasing in recent months to levels not seen in decades, and the impacts of the COVID-19 pandemic, including for example, additional spikes in COVID-19 cases, and the potential effects of such developments on our customers and business going forward, a high level of estimation was involved in determining the allowance as of December 31, 2021. Actual lease merchandise write-offs may differ materially from the allowance.
The provision for lease merchandise write-offs as a percentage of lease revenues decreased to 4.8% for the year ended December 31, 2021 from 5.4% for the same period in 2020 due to improved customer payment activity, relatively low write-offs, and changes in estimates on the allowance as discussed above.
Separation related charges. The Company incurred $18.0 million of stock-based compensation and retirement costs in the year ended December 31, 2020 related to the Company's separation of the Aaron's Business segment.

Earnings from Continuing Operations Before Income Taxes
Information about our earnings from continuing operations before income tax expense by reportable segment is as follows:

			Change
	Year Ended December 31,		2021 vs. 2020
(In Thousands)	2021	2020	$	%
EARNINGS FROM CONTINUING OPERATIONS BEFORE INCOME TAX EXPENSE:
Progressive Leasing	$319,125	$320,636	$(1,511)	(0.5)%
Vive	20,225	(11,180)	31,405	nmf
Other	(11,146)	—	(11,146)	nmf
Unallocated Corporate Expenses	—	(37,880)	37,880	nmf
Earnings from Continuing Operations Before Income Tax Expense	$328,204	$271,576	$56,628	20.9%
nmf—Calculation is not meaningful
The $11.1 million loss before income taxes within "Other" primarily relates to our Four operations. Unallocated corporate expenses represent certain expenses that had previously been reported within the Aaron's Business segment in 2020 that did not qualify for classification within discontinued operations. Factors impacting the change in earnings from continuing operations before income tax expense are discussed above.
Income Tax Expense
Income tax expense increased to $84.6 million for the year ended December 31, 2021 compared to $37.9 million in 2020. The effective tax rate of 14.0% during the year ended December 31, 2020 is primarily due to a $34.2 million discrete income tax benefit generated by the provisions of the CARES Act in 2020, which resulted from the rate differential on the carryback of the Company's 2018 net operating loss previously recorded at 21% to the 2013 tax year, where the benefit was recognized at 35%. There are no material adjustments between the Company's effective tax rate of 25.8% and the Company's statutory income tax rate for the year ended December 31, 2021.

Results of Operations – Years Ended December 31, 2020 and 2019

			Change
	Year Ended December 31,		2020 vs. 2019
(In Thousands)	2020	2019	$	%
REVENUES:
Lease Revenues and Fees	$2,443,405	$2,128,133	$315,272	14.8%
Interest and Fees on Loans Receivable	41,190	35,046	6,144	17.5
	2,484,595	2,163,179	321,416	14.9
COSTS AND EXPENSES:
Depreciation of Lease Merchandise	1,690,922	1,445,027	245,895	17.0
Provision for Lease Merchandise Write-offs	131,332	153,516	(22,184)	(14.5)
Operating Expenses	373,460	357,762	15,698	4.4
Legal and Regulatory Expense, Net of Insurance Recoveries	(835)	179,261	(180,096)	nmf
Separation Related Charges	17,953	—	17,953	nmf
	2,212,832	2,135,566	77,266	3.6
OPERATING PROFIT	271,763	27,613	244,150	884.2
Interest Expense	(187)	—	(187)	nmf
EARNINGS FROM CONTINUING OPERATIONS BEFORE INCOME TAX EXPENSE	271,576	27,613	243,963	883.5
INCOME TAX EXPENSE	37,949	52,228	(14,279)	(27.3)
NET EARNINGS (LOSS) FROM CONTINUING OPERATIONS	233,627	(24,615)	258,242	nmf
(LOSS) EARNINGS FROM DISCONTINUED OPERATIONS, NET OF INCOME TAX	(295,092)	56,087	(351,179)	nmf
NET (LOSS) EARNINGS	$(61,465)	$31,472	$(92,937)	nmf
nmf—Calculation is not meaningful

Revenues
Information about our revenues by source and reportable segment is as follows:

	Year Ended December 31, 2020			Year Ended December 31, 2019
(In Thousands)	Progressive Leasing	Vive	Total	Progressive Leasing	Vive	Total
Lease Revenues and Fees	$2,443,405	$—	$2,443,405	$2,128,133	$—	$2,128,133
Interest and Fees on Loans Receivable	—	41,190	41,190	—	35,046	35,046
Total Revenues	$2,443,405	$41,190	$2,484,595	$2,128,133	$35,046	$2,163,179
Progressive Leasing revenues increased driven by strong customer payment activity, including higher customer early lease buyout activity, and also by a 2.1% increase in GMV and an increase in average merchandise price per lease. The increase in Vive revenues was due to a 57.3% growth in GMV in 2020.
Operating Expenses
Information about certain significant components of operating expenses is as follows:

			Change
	Year Ended December 31,		2020 vs. 2019
(In Thousands)	2020	2019	$	%
Personnel Costs[1]	$170,285	$160,049	$10,236	6.4%
Stock-Based Compensation	20,403	21,193	(790)	(3.7)
Occupancy Costs	6,545	6,809	(264)	(3.9)
Advertising	6,627	6,967	(340)	(4.9)
Professional Services	23,325	26,323	(2,998)	(11.4)
Sales Acquisition Expense[2]	18,492	18,333	159	0.9
Computer Software Expense[3]	13,260	11,691	1,569	13.4
Other Sales, General and Administrative Expense	48,665	53,378	(4,713)	(8.8)
Sales, General and Administrative Expense[4]	307,602	304,743	2,859	0.9
Provision for Loan Losses	34,038	21,667	12,371	57.1
Depreciation and Amortization	31,820	31,352	468	1.5
Operating Expenses	$373,460	$357,762	$15,698	4.4%
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
4 Progressive Leasing's sales, general and administrative expense was $269.8 million and $260.3 million during the years ended December 31, 2020 and 2019, respectively.
Personnel costs classified as continuing operations include costs historically attributed to the Progressive Leasing and Vive segments, as well as certain corporate personnel costs that were previously unallocated. Personnel costs for Progressive Leasing increased by $15.5 million in 2020, mainly due to continued hiring to support the growth of the business. This increase was partially offset by a $4.9 million decrease in shared corporate personnel costs. Most of these shared corporate personnel functions were retained by The Aaron's Company in the November 30, 2020 separation and distribution transaction. The reduction in these shared personnel costs was primarily driven by the inclusion of eleven months of these expenses in 2020 compared to a full year in 2019. Personnel costs for Vive remained relatively flat year over year.
The decrease in professional services relates to $3.5 million of expenses related to previous corporate strategic initiatives incurred in 2019 that are classified within unallocated corporate expenses for segment purposes.
Other sales, general and administrative expenses decreased $4.7 million as a result of management's efforts to reduce expenses through different cost cutting measures taken in response to the COVID-19 pandemic.
The increased provision for loan losses was due to growth in Vive's GMV in 2020 and an incremental allowance of $12.3 million for the forecasted adverse macroeconomic conditions stemming primarily from the COVID-19 pandemic, including higher unemployment rates and market volatility, which were used in estimating our allowance for loan losses as of December 31, 2020. The Company adopted ASU 2016-13, Measurement of Credit Losses on Financial Instruments ("CECL") during the first quarter of 2020, which is an "expected loss" model that generally will result in the recognition of allowances for losses earlier than under accounting guidance in place in 2019. The increase from these factors was partially offset by lower charge-offs as compared to 2019, driven by stronger customer payment activity in 2020, which we believe was the result of government stimulus payments and expanded unemployment benefits being provided to many of Vive's customers.
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
Legal and regulatory expense, net of insurance recoveries. Legal and regulatory expense, net of insurance recoveries, for the year ended December 31, 2020 relates to $0.8 million of insurance recoveries associated with the legal expenses incurred in 2019 related to Progressive Leasing's $175.0 million settlement of the FTC matter discussed in Note 11 in the accompanying consolidated financial statements.
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
Earnings from Continuing Operations Before Income Taxes
Information about our earnings from continuing operations before income tax expense by reportable segment is as follows:

			Change
	Year Ended December 31,		2020 vs. 2019
(In Thousands)	2020	2019	$	%
EARNINGS FROM CONTINUING OPERATIONS BEFORE INCOME TAX EXPENSE:
Progressive Leasing	$320,636	$64,283	$256,353	398.8%
Vive	(11,180)	(6,127)	(5,053)	(82.5)
Unallocated Corporate Expenses	(37,880)	(30,543)	(7,337)	(24.0)
Earnings from Continuing Operations Before Income Tax Expense	$271,576	$27,613	$243,963	883.5%
Unallocated corporate expenses represent certain expenses that had previously been reported within the Aaron's Business segment that did not qualify for classification within discontinued operations. Factors impacting the change in earnings from continuing operations before income tax expense are discussed above.
Income Tax Expense
Income tax expense from continuing operations decreased to $37.9 million in 2020 compared to $52.2 million in 2019. The effective tax rate of 14.0% in 2020 is lower than the statutory rate due to a $35.5 million tax benefit from the remeasurement of net operating loss carrybacks resulting from the CARES Act, partially offset by limitations on executive compensation deductions. Tax expense of $52.2 million in 2019 compared to earnings before income tax expense of $27.6 million was due to the $175.0 million FTC regulatory charge with no associated current or deferred tax benefit.

Overview of Financial Position
The major changes in the consolidated balance sheet from December 31, 2020 to December 31, 2021, include:
•Cash and cash equivalents increased $133.5 million to $170.2 million primarily due to cash provided by operating activities of $246.0 million, partially offset by a net $49.9 million in cash used to fund the growth in our loan receivable portfolio, $22.8 million used for the acquisition of Four, and a net $30.3 million of cash used in financing activities. The financing activities in 2021 included the repurchase of $571.0 million of our common stock and the repayment of $50 million on our Revolving Facility, offset by the gross proceeds of $600 million from the Senior Notes that were issued on November 26, 2021, net of $8.3 million of bank fees. For additional information, refer to the "Liquidity and Capital Resources" section below.
•Lease merchandise, net of accumulated depreciation and allowances, increased $103.8 million due primarily to a 15.8% increase in GMV for Progressive Leasing compared to 2020 and a higher level of early lease buyouts in the second half of 2020 compared to the second half of 2021.
•Loans receivable, net of allowances and unamortized fees, increased $40.2 million due to growth in new loans, driven by an increase in GMV within our Vive segment.
•Goodwill increased $17.4 million as a result of the Company's acquisition of Four on June 25, 2021. Refer to Note 3 for additional information regarding the details of the acquisition and the assets acquired.
•Income tax receivable was $14.4 million as of December 31, 2021 compared to an income tax payable of $18.2 million as of December 31, 2020. The change was primarily the result of the Company's conclusion in the third quarter of 2021 that Progressive Leasing's $175.0 million settlement payment to the FTC in 2020 is deductible, but resulted in a $45.7 million increase in uncertain tax positions that is recognized within accounts payable and accrued expenses.
•Accounts payable and accrued expenses increased $57.7 million primarily due to a $45.7 million increase in uncertain tax positions, which was partially offset by an $15.4 million decrease in income taxes payable. Both of these changes resulted from the Company's conclusion in the third quarter of 2021 that Progressive Leasing's $175.0 million settlement payment to the FTC in 2020 is deductible but results in an uncertain tax position. Other increases in accrued expenses included accrued salaries and benefits and other accrued expenses and liabilities, which increased $7.7 million and $12.6 million, respectively, from December 31, 2020.
•Debt at December 31, 2021 of $589.7 million represents the Company's Senior Notes issued on November 26, 2021, net of unamortized debt issuance costs. The $50.0 million outstanding on the Revolving Facility as of December 31, 2020 was repaid during 2021 and the Company had no outstanding borrowings under the Revolving Facility as of December 31, 2021. Refer to the "Liquidity and Capital Resources" section below for further details regarding the Company’s financing arrangements.

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
Our capital requirements have been financed through:
•cash flows from operations;
•private debt offerings;
•bank debt; and
•stock offerings.
As of December 31, 2021, the Company had $170.2 million of cash, $350.0 million of availability under the Revolving Facility, and $600.0 million of indebtedness.
The Company's statements of cash flows for the years ended December 31, 2020 and 2019 were not required to be adjusted for discontinued operations. Accordingly, the cash flow activities for the Aaron's Business discontinued operations are included in the discussion and analysis set forth below for the comparative periods through the separation and distribution date of November 30, 2020.
Cash Provided by Operating Activities
Cash provided by operating activities was $246.0 million and $456.0 million during the years ended December 31, 2021 and 2020, respectively. The $210.0 million decrease in operating cash flows was primarily due to the separation of the Aaron's Business, which accounted for $193.3 million of the cash provided by operating activities during year ended December 31, 2020. The $16.7 million decrease in cash provided by operating activities from continuing operations when compared to 2020 was driven by an increase of lease merchandise purchases of $265.5 million during 2021. The Company also made net income tax payments of $53.6 million during 2021, compared to $29.0 million in 2020. These higher cash outflows were partially offset by stronger customer payment activity during the first half of 2021 and the $175.0 million payment of Progressive Leasing's settlement with the FTC in the second quarter of 2020. Changes in certain working capital accounts also contributed to operating cash inflows. Other changes in cash provided by operating activities are discussed above in our discussion of results for the year ended December 31, 2021.
Cash provided by operating activities was $456.0 million and $317.2 million during the years ended December 31, 2020 and 2019, respectively. The $138.8 million increase in operating cash flows was primarily driven by strong customer payment activity and $133.7 million less purchases of merchandise in 2020 compared to 2019, partially offset by a $175.0 million payment made in 2020 related to the FTC settlement discussed in more detail in Note 11 to the accompanying consolidated financial statements. The Company made net income tax payments of $29.0 million during 2020 compared to a net income tax refund of $0.7 million in 2019. Other changes in cash provided by operating activities are discussed above in our discussion of results for the year ended December 31, 2020.
Cash Used in Investing Activities
Cash used in investing activities was $82.2 million and $114.5 million during the years ended December 31, 2021 and 2020, respectively. The cash used in investing activities during the year ended December 31, 2020 included $64.5 million in cash outflows attributable to the Aaron's Business discontinued operations. The $32.2 million increase in cash used in investing activities from continuing operations when compared to the same period in 2020 was primarily due to: (i) $69.6 million increase in cash outflows for investments in Vive loans receivable due to growth in loan origination activity; and (ii) the $22.8 million cash paid, net of cash acquired, for the acquisition of Four in June 2021. These increases were partially offset by a $62.9 million increase in proceeds on loans receivable driven by strong customer payment activity and growth in the portfolio in the year ended December 31, 2021 compared to the same period of 2020.
Cash used in investing activities was $114.5 million and $106.3 million during the years ended December 31, 2020 and 2019, respectively. The $8.2 million increase in investing cash outflows in 2020 as compared to 2019 was primarily due to: (i) $42.3 million increase in cash outflows for investments in Vive loans receivable in 2020 as compared to 2019, driven by growth in loan origination activity in the second half of 2020; (ii) $16.2 million increase in proceeds on loans receivable driven by strong customer payment activity and growth in the portfolio in 2020 compared to 2019; and (iii) $28.6 million decrease in cash outflows for capital expenditures on the Aaron's Business discontinued operations for store investments prior to the separation and distribution transaction.
Cash Used in Financing Activities
Cash used in financing activities was $30.3 million during the year ended December 31, 2021 compared to $362.6 million during the year ended December 31, 2020, a decrease of $332.3 million. Cash flows used in financing activities in 2021 were primarily comprised of: (i) $425 million outflow for the tender offer, plus $3.6 million in related transaction fees, for the repurchase and retirement of our common stock; (ii) $142.4 million outflow for the acquisition of treasury stock; (iii) the repayment of $50 million on our Revolving Facility; and (iv) $600 million gross proceeds from the issuance of Senior Notes, net of $8.3 million of bank fees. Cash flows used in financing activities in 2020 is primarily comprised of: (i) $342.0 million of net repayments made to fully extinguish the Company's historical debt facilities in advance of the separation and distribution transaction; (ii) $50.0 million of borrowings on the Company's Revolving Facility; (iii) $54.2 million of cash transferred to The Aaron's Company in the separation and distribution; (iv) $13.8 million of dividends paid; and (v) $12.4 million of proceeds from stock option exercises.
Cash used in financing activities was $362.6 million and $168.6 million during the years ended December 31, 2020 and 2019, respectively, an increase of $194.0 million. Cash flows used in financing activities in 2020 is primarily comprised of: (i) $342.0 million of net repayments made to fully extinguish the Company's historical debt facilities in advance of the separation and distribution transaction; (ii) $50.0 million of borrowings on the Company's Revolving Facility; (iii) $54.2 million of cash transferred to The Aaron's Company in the separation and distribution; (iv) $13.8 million of dividends paid; and (v) $12.4 million of proceeds from stock option exercises. Cash flows used in financial activities in 2019 is primarily comprised of: (i) $84.5 million of net repayments of debt; (ii) $69.3 million of stock repurchases; (iii) $9.4 million of dividends paid; and (iv) $7.7 million of proceeds from stock option exercises.
Share Repurchases
We purchase our stock in the market from time to time as authorized by our Board of Directors. On February 22, 2021, the Company's Board of Directors terminated the share repurchase program that was in effect as of December 31, 2020 and replaced it with a repurchase program that permitted the Company to repurchase up to $300 million of the Company's outstanding common stock. On November 3, 2021, the Company announced that its Board of Directors had authorized a new $1 billion share repurchase program that replaced the previous $300 million repurchase program. As of December 31, 2021, we had the authority to purchase additional shares up to our remaining authorization limit of $560.9 million.
There were no share repurchases during the year ended December 31, 2020. The following table is a summary of the Company’s share repurchases during the year ended December 31, 2021:

	Year Ended December 31, 2021
	Shares	Amount (In Thousands)
Tender Offer Shares Repurchased	8,673,469	$425,000
Other Share Repurchases	2,937,709	142,358
Total Share Repurchases	11,611,178	$567,358
As of February 22, 2022, we repurchased an additional 1,278,097 shares of common stock for $52.0 million subsequent to December 31, 2021.
Dividends
We paid no dividends during 2021 and do not currently anticipate paying any dividends. Prior to the separation and distribution transaction, we declared annual common stock dividends of $0.165 per share and $0.145 per share in 2020 and 2019, respectively, which resulted in aggregate dividend payments of $13.8 million and $9.4 million in 2020 and 2019, respectively.
Debt Financing
On November 26, 2021, the Company entered into an indenture in connection with its previously announced offering of $600 million aggregate principal amount of its senior unsecured notes due 2029. The Senior Notes were issued at 100.0% of their par value with a stated fixed annual interest rate of 6.00%. Interest will accrue on the outstanding balance and will be payable semi-annually. The Senior Notes are general unsecured obligations of the Company and will be guaranteed by certain of the Company's existing and future domestic subsidiaries.
The indenture discussed above contains various other covenants and obligations to which the Company and its subsidiaries are subject to while the Senior Notes are outstanding. The covenants in the indenture may limit the extent to which, or the ability of the Company and its subsidiaries to, among other things: (i) incur additional debt and guarantee debt; (ii) pay dividends or make other distributions or repurchase or redeem capital stock; (iii) prepay, redeem or repurchase certain debt; (iv) issue certain preferred stock or similar equity securities; (v) make loans and investments; (vi) sell assets; (vii) incur liens; (viii) enter into transactions with affiliates; (ix) enter into agreements restricting the ability of the Company’s subsidiaries to pay dividends; and (x) consolidate, merge or sell all or substantially all of the Company’s assets. The indenture also contains customary events of default for transactions of this type and amount. We were in compliance with these covenants at December 31, 2021 and believe that we will continue to be in compliance in the future.
On November 24, 2020, the Company entered into a credit agreement with a consortium of lenders providing for our $350 million senior unsecured Revolving Facility, under which revolving borrowings became available at the completion of the separation and distribution date and under which all borrowings and commitments will mature or terminate on November 24, 2025.
As of December 31, 2021, the Company had no outstanding balance and $350 million remaining available for borrowings on the Revolving Facility. The Revolving Facility includes an uncommitted incremental facility increase option which, subject to certain terms and conditions, permits the Company at any time prior to the maturity date to request an increase in extensions of credit available thereunder by an aggregate additional principal amount of up to $300 million.
Our Revolving Facility contains certain financial covenants, which include requirements that the Company maintain ratios of (i) total net debt to EBITDA of no more than 2.50:1.00 and (ii) consolidated interest coverage of no less than 3.00:1.00. The Company will be in default under the Revolving Facility if it fails to comply with these covenants, and all borrowings outstanding may become due immediately. Additionally, under the Revolving Facility, if the total net debt to EBITDA, as defined by the Revolving Facility, exceeds 1.25, the revolver becomes fully secured for the remaining duration of the Revolving Facility term. The Revolving Facility is unsecured as of December 31, 2021. At December 31, 2021, we were in compliance with the financial covenants set forth in the Revolving Facility and believe that we will continue to be in compliance in the future.

Commitments
Income Taxes. During the year ended December 31, 2021, we made net income tax payments of $53.6 million. During the year ended December 31, 2022 we anticipate making estimated cash payments of $36.3 million for United States federal and state income taxes.
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
Contractual Obligations and Commitments. Future interest payments on the Company's variable-rate debt are based on a rate per annum equal to, at our option, (i) the London Interbank Overnight ("LIBO") rate plus a margin within the range of 1.5% to 2.5% for revolving loans, based on total leverage, or the administrative agent's base rate plus a margin ranging from 0.5% to 1.5%, as specified in the Revolving Facility agreement. Future interest payments related to our Revolving Facility are based on the borrowings outstanding at that time. Future interest payments may be different depending on future borrowing activity and interest rates. The Company had no outstanding borrowings under the Revolving Facility subject to interest as of December 31, 2021.
As mentioned above, on November 26, 2021, the Company issued $600 million aggregate principal amount of Senior Notes that bear a fixed annual interest rate of 6.00%. Interest will accrue on the outstanding balance and will be payable semi-annually. The Senior Notes will mature on November 15, 2029.
The Company has no long-term commitments to purchase merchandise nor does it have significant purchase agreements that specify minimum quantities or set prices that exceed our expected requirements for three months.
Deferred income tax liabilities as of December 31, 2021 were approximately $146.3 million. Deferred income tax liabilities are calculated based on temporary differences between the tax basis of assets and liabilities and their respective book basis, which will result in taxable amounts in future years when the liabilities are settled at their reported financial statement amounts. The results of these calculations do not have a direct connection with the amount of cash taxes to be paid in any future periods. As a result, scheduling deferred income tax liabilities as payments due by period may be misleading, because this scheduling would not necessarily relate to liquidity needs.
Unfunded Lending Commitments. The Company, through its Vive business, has unconditionally cancellable unfunded lending commitments totaling approximately $467.6 million and $287.3 million as of December 31, 2021 and 2020, respectively, that do not give rise to revenues and cash flows. These unfunded commitments arise in the ordinary course of business from credit card agreements with individual cardholders that give them the ability to borrow, against unused amounts, up to the maximum credit limit assigned to their account. While these unfunded amounts represented the total available unused lines of credit, the Company does not anticipate that all cardholders will utilize their entire available line at any given point in time. Commitments to extend unsecured credit are agreements to lend to a cardholder so long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Prior to the January 1, 2020 adoption of CECL as discussed further in Note 1 to these consolidated financial statements, the Company recorded a reserve for losses on unfunded loan commitments of $0.4 million, which was included in accounts payable and accrued expenses in the December 31, 2020 consolidated balance sheet. Upon the adoption of CECL, the Company adjusted the aforementioned reserve for losses on unfunded loan commitments and recorded a corresponding increase of $0.4 million to its January 1, 2020 retained earnings balance.

Critical Accounting Policies
We discuss the most critical accounting policies below. For a discussion of all of the Company’s significant accounting policies, see Note 1 in the accompanying consolidated financial statements.
Revenue Recognition
All of Progressive Leasing's customer agreements are considered operating leases and are recognized in accordance with ASC 842, Leases. The Company maintains ownership of the lease merchandise until all payment obligations are satisfied under the lease ownership agreements. Progressive Leasing recognizes lease revenue on a straight-line basis over the estimated lease term. Initial lease payments made by the customer upon lease execution are initially recognized as deferred revenue and are recognized as lease revenue over the estimated lease term on a straight-line basis. All other customer billings are in arrears and, therefore, lease revenues are earned prior to the lease payment due date and are recorded in the statements of earnings net of related sales taxes as earned. Cash collected in advance of being due or earned and recognized as deferred revenue is presented within customer deposits and advance payments in the accompanying consolidated balance sheets. Progressive Leasing revenues recorded prior to the payment due date results in unbilled accounts receivable in the accompanying consolidated balance sheets. Our revenue recognition accounting policy matches the lease revenue with the corresponding costs, mainly depreciation expense, associated with lease merchandise.
At December 31, 2021 and 2020, we had deferred revenue representing cash collected in advance of being due or earned totaling $45.1 million and $46.6 million, respectively, and accounts receivable, net of an allowance for doubtful accounts based on historical collection rates, of $66.3 million and $61.3 million, respectively. Our accounts receivable allowance is estimated using historical write-off and collection experience. Other qualitative factors, such as current and forecasted customer payment trends, are considered in estimating the allowance. For customer agreements that are past due, the Company's policy is to write-off lease receivables after 120 days. The provision for uncollectible renewal payments is recorded as a reduction of lease revenues and fees in accordance with ASC 842.
Vive recognizes interest income based upon the amount of the loans outstanding, which is recognized as interest and fees on loans receivable in the billing period in which they are assessed if collectability is reasonably assured. Vive acquires loans receivable from its third-party bank partners at a discount from the face value of the loan. The discount is comprised mainly of a merchant fee discount, which represents a pre-negotiated, nonrefundable discount that generally ranges from 3.0% to 25% of the loan face value. The discount is designed to cover the risk of loss related to the portfolio of cardholder charges and Vive’s direct origination costs. The merchant fee discount, net of the origination costs, is amortized on a net basis and is recorded as interest and fee revenue on loans receivable on a straight-line basis over the initial 24-month period that the card is active.
Lease Merchandise
The Company’s Progressive Leasing segment, at which all merchandise is on lease, depreciates merchandise on a straight-line basis to a 0% salvage value generally over 12 months. We record a provision for lease merchandise write-offs using the allowance method. The allowance for lease merchandise write-offs estimates the merchandise losses incurred but not yet identified by management as of the end of the accounting period. The Company estimates its allowance for lease merchandise write-offs using historical write-off experience. Other qualitative factors, such as current and forecasted customer payment trends, are considered in estimating the allowance. For customer agreements that are past due, the Company's policy is to write-off lease merchandise after 120 days. As of December 31, 2021 and 2020, the allowance for lease merchandise write-offs was $54.4 million and $46.0 million, respectively. The provision for lease merchandise write-offs was $127.0 million and $131.3 million for the years ended December 31, 2021 and 2020, respectively.
Goodwill and Other Intangible Assets
Intangible assets are classified into one of three categories: (i) intangible assets with definite lives subject to amortization; (ii) intangible assets with indefinite lives not subject to amortization; and (iii) goodwill. For intangible assets with definite lives, tests for impairment are performed if conditions exist that indicate the carrying amount may not be recoverable. For intangible assets with indefinite lives and goodwill, tests for impairment are performed at least annually, and sooner if events or circumstances indicate that an impairment may have occurred. Factors which may necessitate an interim impairment assessment include a sustained decline in the Company’s stock price, prolonged negative industry or economic trends and significant underperformance relative to historical or projected future operating results. For the annual impairment test of intangible assets with indefinite lives and goodwill, the Company may perform a qualitative assessment for impairment if it believes it is not more likely than not that the carrying amount of a reporting unit’s net assets exceeds the reporting unit’s fair value.
Indefinite-lived intangible assets represent the value of the trade name acquired as part of the Progressive Leasing acquisition. At the date of acquisition, the Company determined that no legal, regulatory, contractual, competitive, economic or other factors limit the useful life of the trade name intangible asset and, therefore, the useful life is considered indefinite. The Company reassesses this conclusion quarterly and continues to believe the useful life of this asset is indefinite. The Company performed a qualitative assessment to complete its indefinite-lived intangible asset impairment test as of October 1, 2021 and determined that no impairment had occurred.
In conjunction with the purchase of Four on June 25, 2021, the Company acquired $5.2 million of definite-lived intangible assets comprised of the Four proprietary technology platform, trade name, and existing merchant relationships. The Company also recorded $17.4 million of goodwill related to the excess of the purchase price over the fair value of the net assets acquired, which represents the Company’s ability to provide a "buy now, pay later" product to the Company’s existing base of retailers, merchants and customers.
The following table presents the carrying amount of goodwill and other intangible assets, net:

December 31,
(In Thousands)	2021
Goodwill[1]	$306,212
Other Indefinite-Lived Intangible Assets[2]	53,000
Definite-Lived Intangible Assets, Net	84,305
Goodwill and Other Intangibles, Net	$443,517
1 As of December 31, 2021, goodwill for Progressive Leasing and Four was $288.8 million and $17.4 million, respectively.
2 Other indefinite-lived intangible assets represents the Progressive Leasing trade name.
As of December 31, 2021, the Company had two reporting units with goodwill: Progressive Leasing and Four. We performed our annual goodwill impairment testing as of October 1, 2021. When evaluating goodwill for impairment, the Company performs a qualitative assessment to determine whether it is more likely than not that a reporting unit or intangible asset group is impaired. The decision to perform a qualitative impairment assessment for an individual reporting unit in a given year is influenced by a number of factors, including the size of the reporting unit’s goodwill, the current and projected operating results, the significance of the excess of the reporting unit’s estimated fair value over carrying amount at the last quantitative assessment date, the Company's market capitalization, and the amount of time in between quantitative fair value assessments and the date of acquisition. As of October 1, 2021, the Company performed a qualitative assessment for the goodwill of the Progressive Leasing and Four reporting units and concluded no indications of impairment existed. The Company determined that there were no events that occurred or circumstances that changed in the fourth quarter of 2021 that would more likely than not reduce the fair value of a reporting unit below its carrying amount.
Provision for Loan Losses and Loan Loss Allowance
Prior to January 1, 2020, the Company estimated probable losses inherent in the portfolio using an "incurred loss" methodology. Effective January 1, 2020 with the adoption of ASU 2016-13, Measurement of Credit Losses on Financial Instruments ("CECL") as discussed within "Recent Accounting Pronouncements" in Note 1 to the consolidated financial statements in this Form 10-K, expected lifetime losses on loans receivable are recognized upon loan acquisition, which results in earlier recognition of credit losses and requires the Company to make its best estimate of probable lifetime losses at the time of acquisition. The Company segments its Vive loans receivable portfolio into homogenous pools by FICO score and by delinquency status and evaluates loans receivable collectively for impairment when similar risk characteristics exist. Our Vive credit card loans do not have contractually stated maturity dates, which requires the Company to estimate an average life of loan by analyzing historical payment trends to determine an expected remaining life of the loan balance. Our current estimate is that the average life of an outstanding credit card loan is approximately one to two years, depending on the respective FICO score segmentation.
The Company calculates the Vive allowance for loan losses based on internal historical loss information and incorporates observable and forecasted macroeconomic data over a twelve-month reasonable and supportable forecast period. Key macroeconomic factors incorporated into our forecasts include projected changes in unemployment rates, stock market volatility, projected United States treasury rates, and projected prime lending rates. Incorporating macroeconomic data could have a material impact on the measurement of the allowance to the extent that forecasted data changes significantly, such as changes in forecasted unemployment rates and the observed significant market volatility associated with the COVID-19 pandemic. For any periods beyond the twelve-month reasonable and supportable forecast period described above, the Company reverts to using historical loss information on a straight-line basis over a period of six months and utilizes historical loss information for the remaining life of the portfolio.

The Company may also consider other qualitative factors in estimating the allowance, as necessary. For the purposes of determining the allowance as of December 31, 2021, management considered other qualitative factors such as the beneficial impact that government stimulus measures had on our customer base in 2020 and the first half of 2021, which was not fully factored into the macroeconomic forecasted data, and which likely contributed to favorable cardholder payment trends we experienced during these periods. The allowance for loan losses is maintained at a level considered appropriate to cover expected lifetime losses of principal, interest and fees on active loans in the loans receivable portfolio, and the appropriateness of the allowance is evaluated at each period end.
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
The provision for loan losses was $17.7 million and $34.0 million for the years ended December 31, 2021 and 2020, respectively. The allowance for loan losses was $40.8 million and $42.1 million as of December 31, 2021 and 2020, respectively.
Recent Accounting Pronouncements
Refer to Note 1 to the Company’s consolidated financial statements for a discussion of recently issued accounting pronouncements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As of December 31, 2021, we had no outstanding borrowings under our senior unsecured Revolving Facility. Borrowings under the Revolving Facility are indexed to the LIBO rate or the prime rate, which exposes us to the risk of increased interest costs if interest rates rise. Based on the Company’s variable-rate debt outstanding as of December 31, 2021, a hypothetical 1.0% increase or decrease in interest rates would not affect interest expense.
We do not use any significant market risk sensitive instruments to hedge commodity, foreign currency or other risks, and hold no market risk sensitive instruments for trading or speculative purposes.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of PROG Holdings, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of PROG Holdings, Inc. (the Company) as of December 31, 2021 and 2020, the related consolidated statements of earnings (loss), comprehensive income (loss), shareholders' equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 23, 2022 expressed an unqualified opinion thereon.

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

Critical Audit Matter
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
As of December 31, 2021, the allowance for loan losses (ALL) was $40.8 million. As discussed in Note 1 and Note 7 to the consolidated financial statements, management records the ALL to estimate probable lifetime losses that are expected in the loan portfolio for the Vive segment. In determining the estimate, management utilizes quantitative factors such as actual historical loss experience and incorporates observable and forecasted macroeconomic data such as unemployment rates, market volatility, and changes in risk-free and prime rates over a reasonable and supportable forecast period. The Company also considers, as necessary, qualitative factors including observable market factors such as the impact of governmental stimulus or assistance programs, as provided in response to the COVID-19 pandemic, to evaluate the impact of such programs on its customers’ ability to pay. The Company applies judgment, including the determination of the expected life of the loan receivable, as it determines necessary to make its best estimate of probable expected lifetime losses in the portfolio.
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
Salt Lake City, Utah
February 23, 2022

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of PROG Holdings, Inc.

Opinion on Internal Control Over Financial Reporting
We have audited PROG Holdings, Inc.’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, PROG Holdings, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of earnings (loss), comprehensive income (loss), shareholders' equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and our report dated February 23, 2022 expressed an unqualified opinion thereon.

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
Salt Lake City, Utah
February 23, 2022

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
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) in Internal Control-Integrated Framework. Based on its assessment using those criteria, management concluded that, as of December 31, 2021, the Company’s internal control over financial reporting was effective.
The Company’s internal control over financial reporting as of December 31, 2021 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its report dated February 23, 2022, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021.

PROG HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2021	2020
	(In Thousands, Except Share Data)
ASSETS:
Cash and Cash Equivalents	$170,159	$36,645
Accounts Receivable (net of allowances of $71,233 in 2021 and $56,364 in 2020)	66,270	61,254
Lease Merchandise (net of accumulated depreciation and allowances of $463,929 in 2021 and $409,307 in 2020)	714,055	610,263
Loans Receivable (net of allowances and unamortized fees of $53,300 in 2021 and $52,274 in 2020)	119,315	79,148
Property, Plant and Equipment, Net	25,648	26,705
Operating Lease Right-of-Use Assets	17,488	20,613
Goodwill	306,212	288,801
Other Intangibles, Net	137,305	154,421
Income Tax Receivable	14,352	—
Deferred Income Tax Assets	2,760	—
Prepaid Expenses and Other Assets	48,197	39,554
Total Assets	$1,621,761	$1,317,404
LIABILITIES & SHAREHOLDERS’ EQUITY:
Accounts Payable and Accrued Expenses	$135,954	$78,249
Deferred Income Tax Liability	146,265	126,938
Customer Deposits and Advance Payments	45,070	46,565
Operating Lease Liabilities	25,410	29,516
Debt	589,654	50,000
Total Liabilities	942,353	331,268
Commitments and Contingencies (Note 11)
Shareholders’ Equity:
Common Stock, Par Value $0.50 Per Share: Authorized: 225,000,000 Shares at December 31, 2021 and 2020; Shares Issued: 82,078,654 at December 31, 2021 and 90,752,123 at December 31, 2020	41,039	45,376
Additional Paid-in Capital	332,244	318,263
Retained Earnings	1,055,526	1,236,378
	1,428,809	1,600,017
Less: Treasury Shares at Cost
Common Stock: 25,638,057 Shares at December 31, 2021 and 23,029,434 at December 31, 2020	(749,401)	(613,881)
Total Shareholders’ Equity	679,408	986,136
Total Liabilities & Shareholders’ Equity	$1,621,761	$1,317,404
The accompanying notes are an integral part of the Consolidated Financial Statements.

PROG HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)

	Year Ended December 31,
	2021	2020	2019
	(In Thousands, Except Per Share Data)
REVENUES:
Lease Revenues and Fees	$2,619,005	$2,443,405	$2,128,133
Interest and Fees on Loans Receivable	58,915	41,190	35,046
	2,677,920	2,484,595	2,163,179
COSTS AND EXPENSES:
Depreciation of Lease Merchandise	1,820,010	1,690,922	1,445,027
Provision for Lease Merchandise Write-offs	126,984	131,332	153,516
Operating Expenses	397,399	373,460	357,762
Legal and Regulatory (Income) Expense, Net of Insurance Recoveries	—	(835)	179,261
Separation Related Charges	—	17,953	—
	2,344,393	2,212,832	2,135,566
OPERATING PROFIT	333,527	271,763	27,613
Interest Expense	(5,323)	(187)	—
EARNINGS FROM CONTINUING OPERATIONS BEFORE INCOME TAX EXPENSE	328,204	271,576	27,613
INCOME TAX EXPENSE	84,647	37,949	52,228
NET EARNINGS (LOSS) FROM CONTINUING OPERATIONS	243,557	233,627	(24,615)
(LOSS) EARNINGS FROM DISCONTINUED OPERATIONS, NET OF INCOME TAX	—	(295,092)	56,087
NET EARNINGS (LOSS)	$243,557	$(61,465)	$31,472
BASIC EARNINGS (LOSS) PER SHARE:
Continuing Operations	$3.69	$3.47	$(0.37)
Discontinued Operations	—	(4.39)	0.83
TOTAL BASIC EARNINGS (LOSS) PER SHARE	$3.69	$(0.91)	$0.47
DILUTED EARNINGS (LOSS) PER SHARE:
Continuing Operations	$3.67	$3.43	$(0.37)
Discontinued Operations	—	(4.34)	0.83
TOTAL DILUTED EARNINGS (LOSS) PER SHARE:	$3.67	$(0.90)	$0.47

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	66,026	67,261	67,322
Assuming Dilution	66,416	68,022	67,322
The accompanying notes are an integral part of the Consolidated Financial Statements.

PROG HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
(In Thousands)	2021	2020	2019
Net Earnings (Loss)	$243,557	$(61,465)	$31,472
Other Comprehensive (Loss) Income:
Foreign Currency Translation Adjustment	—	(959)	1,068
Total Other Comprehensive (Loss) Income	—	(959)	1,068
Comprehensive Income (Loss)	$243,557	$(62,424)	$32,540
The accompanying notes are an integral part of the Consolidated Financial Statements.

PROG HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Treasury Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Shareholders’ Equity
(In Thousands, Except Per Share)	Shares	Amount	Shares	Amount
Balance, January 1, 2019	(23,568)	$(567,847)	90,752	$45,376	$278,922	$2,005,344	$(1,087)	$1,760,708
Opening Balance Sheet Adjustment - ASC 842	—	—	—	—	—	2,592	—	2,592
Cash Dividends, $0.145 per share	—	—	—	—	—	(9,795)	—	(9,795)
Stock-Based Compensation	—	—	—	—	25,758	—	—	25,758
Reissued Shares	690	9,162	—	—	(14,451)	—	—	(5,289)
Repurchased Shares	(1,156)	(69,255)	—	—	—	—	—	(69,255)
Net Earnings	—	—	—	—	—	31,472	—	31,472
Foreign Currency Translation Adjustment	—	—	—	—	—	—	1,068	1,068
Balance, December 31, 2019	(24,034)	(627,940)	90,752	45,376	290,229	2,029,613	(19)	1,737,259
Opening Balance Sheet Adjustment - ASC 326	—	—	—	—	—	(6,715)	—	(6,715)
Cash Dividends, $0.165 per share	—	—	—	—	—	(11,194)	—	(11,194)
Stock-Based Compensation	—	—	—	—	41,465	—	—	41,465
Distribution to The Aaron's Company	—	—	—	—	—	(713,861)	978	(712,883)
Reissued Shares	1,005	14,059	—	—	(13,431)	—	—	628
Net Loss	—	—	—	—	—	(61,465)	—	(61,465)
Foreign Currency Translation Adjustment	—	—	—	—	—	—	(959)	(959)
Balance, December 31, 2020	(23,029)	(613,881)	90,752	45,376	318,263	1,236,378	—	986,136
Stock-Based Compensation	—	—	—	—	21,349	—	—	21,349
Reissued Shares	329	6,838	—	—	(7,368)	—	—	(530)
Repurchased Shares	(2,938)	(142,358)	—	—	—	—	—	(142,358)
Tender Offer Shares Repurchased and Retired	—	—	(8,673)	(4,337)	—	(424,409)	—	(428,746)
Net Earnings	—	—	—	—	—	243,557	—	243,557
Balance, December 31, 2021	(25,638)	$(749,401)	82,079	$41,039	$332,244	$1,055,526	$—	$679,408
The accompanying notes are an integral part of the Consolidated Financial Statements.

PROG HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(In Thousands)	2021	2020	2019
OPERATING ACTIVITIES:
Net Earnings (Loss)	$243,557	$(61,465)	$31,472
Adjustments to Reconcile Net Earnings (Loss) to Cash Provided by Operating Activities:
Depreciation of Lease Merchandise	1,820,010	2,163,443	1,972,358
Other Depreciation and Amortization	33,258	93,814	105,061
Provision for Accounts Receivable and Loan Losses	242,412	288,206	344,630
Stock-Based Compensation	21,349	41,218	26,548
Deferred Income Taxes	15,729	(141,407)	49,967
Impairment of Goodwill and Other Assets	—	470,681	30,344
Non-Cash Lease Expense	974	92,277	114,934
Other Changes, Net	(7,561)	9,172	(9,886)
Changes in Operating Assets and Liabilities, Net of Effects of Acquisitions and Dispositions:
Additions to Lease Merchandise	(2,054,467)	(2,351,064)	(2,484,755)
Book Value of Lease Merchandise Sold or Disposed	130,665	317,763	401,960
Accounts Receivable	(229,703)	(250,159)	(331,636)
Prepaid Expenses and Other Assets	(7,879)	7,753	(25,860)
Income Tax Receivable and Payable	(29,753)	17,066	10,458
Operating Lease Right-of-Use Assets and Liabilities	(1,955)	(109,356)	(124,384)
Accounts Payable and Accrued Expenses	70,820	39,660	20,183
Accrued Regulatory Expense	—	(175,000)	175,000
Customer Deposits and Advance Payments	(1,495)	3,362	10,791
Cash Provided by Operating Activities	245,961	455,964	317,185
INVESTING ACTIVITIES:
Investments in Loans Receivable	(182,204)	(112,596)	(70,313)
Proceeds from Loans Receivable	132,281	69,358	53,170
Proceeds from Investments	—	—	1,212
Outflows on Purchases of Property, Plant & Equipment	(9,555)	(64,345)	(92,963)
Proceeds from Property, Plant, and Equipment	78	7,482	14,090
Outflows on Acquisitions of Businesses and Customer Agreements, Net of Cash Acquired	(22,766)	(14,793)	(14,285)
Proceeds from Dispositions of Businesses and Customer Agreements, Net of Cash Disposed	—	359	2,813
Cash Used in Investing Activities	(82,166)	(114,535)	(106,276)
FINANCING ACTIVITIES:
(Repayments) Borrowings on Revolving Facility, Net	(50,000)	50,000	(16,000)
Proceeds from Debt	591,750	5,625	—
Repayments on Debt	—	(347,646)	(68,531)
Acquisition of Treasury Stock	(142,358)	—	(69,255)
Tender Offer Stock Repurchased and Retired	(428,551)	—	—
Dividends Paid	—	(13,778)	(9,437)
Issuance of Stock Under Stock Option Plans	4,592	12,362	7,749
Shares Withheld for Tax Payments	(5,123)	(11,734)	(13,038)
Debt Issuance Costs	(591)	(3,233)	(40)
Transfer of Cash to The Aaron's Company	—	(54,150)	—
Cash Used in Financing Activities	(30,281)	(362,554)	(168,552)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	15	120
Increase (Decrease) in Cash and Cash Equivalents	133,514	(21,110)	42,477
Cash and Cash Equivalents at Beginning of Year	36,645	57,755	15,278
Cash and Cash Equivalents at End of Year	$170,159	$36,645	$57,755
Net Cash Paid (Received) During the Year:
Interest Expense	$1,452	$10,447	$16,460
Income Taxes	$53,602	$29,000	$(726)
The accompanying notes are an integral part of the Consolidated Financial Statements.

PROG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1: BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
As described elsewhere in this Annual Report on Form 10-K, the Coronavirus Disease ("COVID-19") pandemic has led to significant market disruption and has impacted many aspects of our operations, directly and indirectly. Throughout these notes to the consolidated financial statements, the impacts of the COVID-19 pandemic on the financial results for the years ended December 31, 2021 and 2020 have been identified under the respective sections. For a discussion of significant estimates made by management regarding allowances for lease merchandise, accounts receivable, and loans receivable, as well as operational measures taken as a result of the COVID-19 pandemic, see Part II, Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations," including the "COVID-19 Pandemic," "Results of Operations," "Liquidity and Capital Resources," and Part 1, Item 1A "Risk Factors."
Description of Business
PROG Holdings, Inc. ("we," "our," "us," the "Company," or "PROG Holdings") is a financial technology holding company that provides leading financial solutions to empower consumers and retailers. PROG Holdings has two reportable segments: (i) Progressive Leasing, an e-commerce, app-based, and in-store point-of-sale lease-to-own solutions provider; and (ii) Vive Financial ("Vive"), an omnichannel provider of second-look revolving credit products.
Our Progressive Leasing segment provides consumers with lease-purchase solutions through its point-of-sale partner locations and e-commerce websites partners in the United States (collectively, "POS partners"). It does so by purchasing merchandise from the POS partners desired by customers and, in turn, leasing that merchandise to the customers through a cancellable lease-to-own transaction. Progressive Leasing has no stores of its own, but rather offers lease-purchase solutions to the customers of traditional and e-commerce retailers.
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
On June 25, 2021, the Company completed the acquisition of Four Technologies, Inc. ("Four"), an innovative Buy Now, Pay Later company that allows shoppers to pay for merchandise through four interest-free installments. Four’s proprietary platform capabilities and its base of customers and retailers expand PROG Holdings’ ecosystem of financial technology offerings by introducing a payment solution that further diversifies the Company's consumer financial technology offerings. Shoppers use Four to purchase furniture, clothing, electronics, health and beauty products, footwear, jewelry, and other consumer goods from retailers across the United States. Four is not a reportable segment for the year ended December 31, 2021 as its revenues, loss before income taxes, and assets are not material to the Company's consolidated financial results. See Note 3 for further discussion on the acquisition.
On November 30, 2020, PROG Holdings, Inc. (previously Aaron's Holdings Company, Inc.) completed the separation of its Aaron's Business segment from its Progressive Leasing and Vive segments. The separation was effected through a tax-free distribution of all outstanding shares of common stock of The Aaron's Company, Inc. ("The Aaron's Company") to the PROG Holdings shareholders of record as of the close of business on November 27, 2020 (referred to as the "separation and distribution transaction"). All direct revenues and expenses of the Aaron's Business are presented as discontinued operations for all periods through the separation and distribution date of November 30, 2020. The cash flows related to the Aaron's Business have not been segregated and are included in the consolidated statements of cash flows for the years ended December 31, 2020 and 2019. With the exception of Note 2, the notes to the consolidated financial statements reflect the continuing operations of PROG Holdings. See Note 2 below for additional information regarding discontinued operations.
Basis of Presentation
The preparation of the Company’s consolidated financial statements in conformity with accounting principles generally accepted in the United States ("U.S. GAAP") requires management to make estimates and assumptions that affect the amounts reported in these consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Management does not believe these estimates or assumptions will change significantly in the future absent unidentified and unforeseen events, such as the direct or indirect impacts associated with the COVID-19 pandemic.
Principles of Consolidation
The consolidated financial statements include the accounts of PROG Holdings, Inc. and its subsidiaries, each of which is wholly-owned. Intercompany balances and transactions between consolidated entities have been eliminated.

PROG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Revenue Recognition
Lease Revenues and Fees
Progressive Leasing provides merchandise, consisting primarily of furniture, appliances, electronics, jewelry, mobile phones and accessories, mattresses, automobile electronics and accessories, and a variety of other products, to its customers for lease under terms agreed to by the customer. Progressive Leasing offers customers of traditional and e-commerce retailers a lease-purchase solution through leases with payment terms that can generally be renewed up to 12 months. Progressive Leasing does not require deposits upon inception of customer agreements. The customer has the right to acquire ownership either through early buyout options or through payment of all required lease payments. The agreements are cancellable at any time by either party without penalty.
All of Progressive Leasing's customer agreements are considered operating leases. The Company maintains ownership of the lease merchandise until all payment obligations are satisfied under the lease ownership agreements. Initial lease payments made by the customer upon lease execution are recognized as deferred revenue and are amortized as lease revenue over the estimated lease term on a straight-line basis. All other customer lease billings are earned prior to the lease payment due date and are recorded net of related sales taxes as earned. Payment due date terms include weekly, bi-weekly, semi-monthly and monthly frequencies. Initial lease payments and other cash collected in advance of being due or earned are recognized as deferred revenue within customer deposits and advance payments in the accompanying consolidated balance sheets. Revenue recorded prior to the payment due date results in unbilled receivables recognized in accounts receivable, net of allowances in the accompanying consolidated balance sheets. Lease revenues are recorded net of a provision for uncollectible renewal payments.
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
Lease Merchandise
Progressive Leasing's merchandise consists primarily of furniture, appliances, electronics, jewelry, mobile phones and accessories, mattresses, automobile electronics and accessories, and a variety of other products, and is recorded at the lower of depreciated cost or net realizable value. Progressive Leasing depreciates lease merchandise to a 0% salvage value generally over 12 months. Depreciation is accelerated upon early buyout. All of Progressive Leasing's merchandise, net of accumulated depreciation and allowances, represents on-lease merchandise.
The Company records a provision for write-offs using the allowance method. The allowance method for lease merchandise write-offs estimates the merchandise losses incurred but not yet identified by management as of the end of the accounting period based on historical write-off experience. Other qualitative factors, such as current and forecasted customer payment trends, are considered in estimating the allowance. We believe government stimulus measures in 2020 and the first half of 2021 contributed to the favorable payment trends we experienced following those measures. Given the significant uncertainty regarding the impacts of increasing inflation and the COVID-19 pandemic on our business, a high level of estimation was involved in determining the allowance as of December 31, 2021. Actual lease merchandise write-offs may differ materially from the allowance as of December 31, 2021. If the recent increase in inflation continues in future periods, such a development may adversely impact our customers' ability to continue to make payments to us. For customer lease agreements that are past due, the Company's policy is to write-off lease merchandise after 120 days.
The following table shows the components of the allowance for lease merchandise write-offs, which is included within lease merchandise, net in the consolidated balance sheets:

	Year Ended December 31,
(In Thousands)	2021	2020	2019
Beginning Balance	$45,992	$47,362	$35,784
Net Book Value of Merchandise Written off	(128,031)	(142,830)	(156,889)
Recoveries	9,422	10,128	14,951
Provision for Write-offs	126,984	131,332	153,516
Ending Balance	$54,367	$45,992	$47,362
Vendor Incentives and Rebates Provided to POS Partners
Progressive Leasing has agreements with some of its POS partners that require additional consideration to be paid to the POS partner, including payments for exclusivity, rebates based on lease volume originations generated through the POS partners, and payments to the POS partners for marketing or other development initiatives to promote additional lease originations through these POS partners. Payments made to POS partners as consideration for them providing exclusivity to Progressive Leasing for lease-to-own transactions with customers of the POS partner are expensed on a straight-line basis over the exclusivity term. Rebates are accrued over the period the POS partner is earning the rebate, which is typically based on quarterly or annual lease origination volumes. Payments made to POS partners for marketing or development initiatives are expensed on a straight-line basis over the period the POS partner is earning the funds or the specified marketing term. Progressive Leasing expensed $18.0 million, $13.0 million, and $14.0 million for such additional consideration to POS partners, for the years ended December 31, 2021, 2020, and 2019, respectively. Expenses related to additional consideration provided to POS partners are classified within operating expenses in the consolidated statements of earnings.
Advertising
The Company expenses advertising costs as incurred. Total advertising costs amounted to $17.5 million, $6.6 million and $7.0 million for the years ended December 31, 2021, 2020 and 2019, respectively, and are classified within operating expenses in the consolidated statements of earnings.

PROG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Stock-Based Compensation
The Company has stock-based employee compensation plans, which are more fully described in Note 13 to these consolidated financial statements. The Company estimates the fair value for the options granted on the grant date using a Black-Scholes-Merton option-pricing model. The fair value of each share of restricted stock units ("RSUs"), restricted stock awards ("RSAs") and performance share units ("PSUs") awarded is equal to the market value of a share of the Company’s common stock on the grant date. The Company estimates the fair value of awards issued under the Company's employee stock purchase plan ("ESPP") using a series of Black-Scholes pricing models that consider the components of the "lookback" feature of the plan, including the underlying stock, call option and put option. The design of awards issued under the Company's ESPP is described in more detail in Note 13 to these consolidated financial statements.
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

	Year Ended December 31,
(Shares In Thousands)	2021	2020	2019
Weighted Average Shares Outstanding	66,026	67,261	67,322
Dilutive Effect of Share-Based Awards	390	761	—
Weighted Average Shares Outstanding Assuming Dilution	66,416	68,022	67,322
Approximately 423,000, 747,000 and 1,726,000 weighted-average share-based awards were excluded from the computation of earnings per share assuming dilution during the years ended December 31, 2021, 2020 and 2019, respectively, as the awards would have been antidilutive for the periods presented.
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
Accounts Receivable
Accounts receivable consist primarily of receivables due from customers of Progressive Leasing and amounted to $66.3 million and $61.3 million, net of allowances, as of December 31, 2021 and 2020, respectively.
The Company maintains an accounts receivable allowance, which primarily relates to its Progressive Leasing operations and, to a lesser extent, receivables from Vive's POS partners. The Company’s policy is to record an allowance for uncollectible renewal payments based on historical collection experience. Other qualitative factors are considered in estimating the allowance, such as current and forecasted customer payment trends including, but not limited to, the potential unfavorable impacts of the COVID-19 pandemic on our businesses. We believe government stimulus measures in 2020 and the first half of 2021 contributed to the favorable payment trends we experienced following those measures. Given the significant uncertainty regarding the impacts of increasing inflation and the COVID-19 pandemic on our business, a high level of estimation was involved in determining the allowance as of December 31, 2021. Therefore, actual future accounts receivable write-offs may differ materially from the allowance. If the recent increase in inflation continues in future periods, such a development may adversely impact our customers' ability to continue to make payments to us. The provision for uncollectible renewal payments is recorded as a reduction of lease revenues and fees within the consolidated statements of earnings. For customer lease agreements that are past due, the Company's policy is to write-off lease receivables after 120 days.
Vive's allowance for uncollectible merchant accounts receivable, which primarily related to cardholder returns and refunds, is recorded as bad debt expense within operating expenses in the consolidated statements of earnings. See below for discussion of Vive's loans receivable and related allowance for loan losses.

PROG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table shows the components of the accounts receivable allowance:

	Year Ended December 31,
(In Thousands)	2021	2020	2019
Beginning Balance	$56,364	$65,573	$53,159
Net Book Value of Accounts Written Off	(247,789)	(278,576)	(290,562)
Recoveries	37,914	46,010	26,734
Accounts Receivable Provision	224,744	223,357	276,242
Ending Balance	$71,233	$56,364	$65,573
The following table shows the amounts recognized for bad debt expense and provision for returns and uncollected payments for the fiscal years presented:

	Year Ended December 31,
(In Thousands)	2021	2020	2019
Bad Debt Expense[1]	$2	$86	$1,337
Provision for Uncollected Renewal Payments[2]	224,742	223,271	274,905
Accounts Receivable Provision	$224,744	$223,357	$276,242
1 Bad debt expense is recorded within operating expenses in the consolidated statements of earnings.
2 Provision for uncollected renewal payments is recorded as a reduction to lease revenues and fees in the consolidated statements of earnings.
Loans Receivable, Net
Gross loans receivable represents the principal balances of credit card charges at Vive's participating merchants that remain due from cardholders, plus unpaid interest and fees due from cardholders. The allowance and unamortized fees represent uncollectible amounts; merchant fee discounts, net of capitalized origination costs; promotional fee discounts; and deferred annual card fees. As of December 31, 2021, loans receivable, net also includes outstanding receivables from customers of Four.
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
Effective January 1, 2020 with the adoption of ASU 2016-13, Measurement of Credit Losses on Financial Instruments ("CECL"), as discussed within "Recent Accounting Pronouncements" below, expected lifetime losses on loans receivable are recognized upon loan acquisition, which requires the Company to make its best estimate of probable lifetime losses at the time of acquisition. Our credit card loans do not have contractually stated maturity dates, which requires the Company to estimate an average life of loan by analyzing historical payment trends to determine an expected remaining life of the loan balance. The Company segments its loans receivable portfolio into homogenous pools by Fair Isaac and Company ("FICO") score and by delinquency status and evaluates loans receivable collectively for impairment when similar risk characteristics exist.

PROG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company calculates Vive's allowance for loan losses based on internal historical loss information and incorporates observable and forecasted macroeconomic data over a twelve-month reasonable and supportable forecast period. Incorporating macroeconomic data could have a material impact on the measurement of the allowance to the extent that forecasted data changes significantly, such as higher forecasted unemployment rates and the observed significant market volatility associated with the COVID-19 pandemic. For any periods beyond the twelve-month reasonable and supportable forecast period described above, the Company reverts to using historical loss information on a straight-line basis over a period of six months and utilizes historical loss information for the remaining life of the portfolio. The Company may also consider other qualitative factors in estimating the allowance, as necessary. For the purposes of determining the allowance as of December 31, 2021, management considered other qualitative factors such as the beneficial impact of government stimulus measures to our customer base that were not fully factored into the macroeconomic forecasted data. We believe those stimulus measures may have contributed to the favorable cardholder payment trends experienced at Vive in 2020 and 2021. The allowance for loan losses is maintained at a level considered appropriate to cover expected future losses of principal, interest and fees on active loans in the loans receivable portfolio. The appropriateness of the allowance is evaluated at each period end. If the recent increase in inflation continues in future periods, such a development may adversely impact our customers' ability to continue to make payments to us. To the extent that actual results differ from estimates of uncollectible loans receivable, including the significant uncertainties caused by increasing inflation and the COVID-19 pandemic, the Company's results of operations and liquidity may be materially affected.
Vive's delinquent loans receivable includes those that are 30 days or more past due based on their contractual billing dates. In response to the COVID-19 pandemic, the Company has granted affected Vive customers payment deferrals while allowing them to maintain their delinquency status for an additional 30 days per deferral. Vive's loans receivable are placed on nonaccrual status when they are greater than 90 days past due or upon notification of cardholder bankruptcy, death or fraud. The Company discontinues accruing interest and fees and amortizing merchant fee discounts and promotional fee discounts for Vive's loans receivable in nonaccrual status. Loans receivable are removed from nonaccrual status when cardholder payments resume, the loan becomes 90 days or less past due and collection of the remaining amounts outstanding is deemed probable. Payments received on nonaccrual loans are allocated according to the same payment hierarchy methodology applied to loans that are accruing interest. Loans receivable are charged off no later than the end of the following month after the billing cycle in which the loans receivable become 120 days past due.
Vive extends or declines credit to an applicant through its bank partners based upon the applicant’s credit rating and other factors. Below is a summary of the credit quality of the Company’s loan portfolio as of December 31, 2021 and 2020 by FICO score as determined at the time of loan origination:

	December 31,
FICO Score Category	2021	2020
600 or Less	7.7%	7.5%
Between 600 and 700	78.0%	79.3%
700 or Greater	12.7%	13.2%
No Score Identified	1.6%	—%
Property, Plant and Equipment
The Company records property, plant and equipment at cost. Depreciation and amortization are computed on a straight-line basis over the estimated useful lives of the respective assets, which range from three to 12 years for leasehold improvements and from one to seven years for other depreciable property and equipment.
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
Gains and losses related to dispositions and retirements are recognized as incurred. Maintenance and repairs are also expensed as incurred, and leasehold improvements are capitalized and amortized over the lesser of the lease term or the asset's useful life. Depreciation expense for property, plant and equipment is included in operating expenses in the accompanying consolidated statements of earnings and was $11.0 million, $9.7 million and $9.1 million during the years ended December 31, 2021, 2020

PROG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
and 2019, respectively. Amortization of previously capitalized internal use software development costs, which is a component of depreciation expense for property, plant and equipment, was $4.9 million, $3.4 million and $2.9 million during the years ended December 31, 2021, 2020 and 2019, respectively.
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
Prepaid Expenses and Other Assets
Prepaid expenses and other assets consist of the following:

	December 31,
(In Thousands)	2021	2020
Prepaid Expenses	$28,283	$19,590
Prepaid Software Expenses	7,102	3,440
Unamortized Initial Direct Costs on Lease Agreement Originations	5,326	4,986
Prepaid Insurance	40	3,639
Other Assets	7,446	7,899
Prepaid Expenses and Other Assets	$48,197	$39,554
The Company incurs costs to implement cloud computing arrangements ("CCA") that are hosted by third-party vendors. Implementation costs associated with CCA are capitalized when incurred during the application development phase and are recorded within prepaid software expenses above. Amortization is calculated on a straight-line basis over the contractual term of the arrangement and is included within computer software expense as a component of operating expenses in the consolidated statements of earnings.
Goodwill
Goodwill represents the excess of the purchase price paid over the fair value of the identifiable net tangible and intangible assets acquired in connection with business acquisitions. Progressive Leasing and Four are the only reporting units with goodwill. Impairment occurs when the carrying amount of goodwill is not recoverable from future cash flows. The Company’s goodwill is not amortized but is subject to an impairment test at the reporting unit level annually as of October 1 and more frequently if events or circumstances indicate that impairment may have occurred. Factors which could necessitate an interim impairment assessment include a sustained decline in the Company’s stock price, prolonged negative industry or economic trends and significant underperformance relative to historical results, projected future operating results, or the Company fails to successfully execute on one or more elements of Progressive Leasing and/or Four's strategic plans. The Company performed a qualitative assessment for the goodwill of Progressive Leasing and Four as of October 1, 2021 and concluded that no impairment had occurred. The Company determined that there were no events or circumstances that changed in the fourth quarter of 2021 that would more likely than not reduce the fair value of Progressive Leasing or Four below their carrying amounts.
Other Intangibles
Other intangibles represent identifiable intangible assets acquired as a result of the Progressive Leasing, Vive and Four acquisitions, which the Company recorded at the estimated fair value as of the respective acquisition dates. The Company amortized the definite-lived intangible assets acquired as a result of the Vive acquisition on a straight-line basis over five years. The Company amortizes the definite-lived intangible assets acquired as a result of the Progressive Leasing and Four acquisitions on a straight-line basis over periods ranging from two to 12 years for technology, Four's trade name, and merchant relationships.
Indefinite-lived intangible assets represent the value of the trade name acquired as part of the Progressive Leasing acquisition. At the date of acquisition, the Company determined that no legal, regulatory, contractual, competitive, economic or other factors limit the useful life of the trade name intangible asset and, therefore, the useful life is considered indefinite. The Company reassesses this conclusion quarterly and continues to believe the useful life of this asset is indefinite.

PROG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Indefinite-lived intangible assets are not amortized but are subject to an impairment test annually and when events or circumstances indicate that impairment may have occurred. The Company performs the impairment test for its indefinite-lived intangible assets on October 1 in conjunction with its annual goodwill impairment test. The Company completed its indefinite-lived intangible asset impairment test as of October 1, 2021 and concluded that no impairment had occurred.
Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consist of the following:

	December 31,
(In Thousands)	2021	2020
Accounts Payable	$13,741	$8,630
Accrued Salaries and Benefits	25,861	18,120
Accrued Sales and Personal Property Taxes	14,851	12,933
Income Taxes Payable	2,782	18,183
Uncertain Tax Position[1]	48,451	2,748
Other Accrued Expenses and Liabilities	30,268	17,635
Accounts Payable and Accrued Expenses	$135,954	$78,249
1 The uncertain tax position at December 31, 2021 is primarily related to the Company’s tax treatment of the $175.0 million settlement payment made in 2020 to the FTC as discussed in Note 10 and Note 11.
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
The Company measures a liability related to its non-qualified deferred compensation plan, which represents benefits accrued for plan participants and is valued at the quoted market prices of the participants’ investment elections, at fair value on a recurring basis. The Company maintains certain financial assets and liabilities that are not measured at fair value but for which fair value is disclosed.
The fair values of the Company’s other current financial assets and liabilities, including cash and cash equivalents, accounts receivable and accounts payable, approximate their carrying values due to their short-term nature. The fair value of any revolving credit borrowings also approximate their carrying amounts.

PROG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Recent Accounting Pronouncements
Adopted
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
Pending Adoption
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform: Facilitation of the Effects of Reference Rate Reform on Financial Reporting ("ASU 2020-04"). The standard provides temporary guidance to ease the potential burden in accounting for reference rate reform primarily resulting from the discontinuation of the London Interbank Overnight ("LIBO") rate. Entities may apply the provisions of the new standard as of the beginning reporting period when the election is made. The provisions of the update are available to contracts entered into before January 1, 2023, when the reference rate replacement activity is expected to be completed. The Company's Revolving Facility currently references the LIBO rate for determining interest payable on outstanding borrowings. The amendments in ASU 2020-04 are elective and apply to all entities that have contracts referencing the LIBO rate. The new guidance provides an expedient which simplifies accounting analyses under current GAAP for contract modifications if the change is directly related to a change from the LIBO rate to a new interest rate index. The Company is continuing to evaluate the provisions of ASU 2020–04 and the impacts of transitioning to an alternative rate; however, we do not expect it to have a material impact to the Company's consolidated financial statements or to any key terms of our Revolving Facility other than the discontinuation of the LIBO rate.
NOTE 2: DISCONTINUED OPERATIONS
Separation and Distribution of the Aaron’s Business Segment
As discussed in Note 1 above, on November 30, 2020, PROG Holdings completed the separation and distribution of its Aaron's Business segment, and the requirements for the presentation of Aaron's Business as a discontinued operation were met on that date. Accordingly, all direct revenues and expenses of the Aaron's Business operations have been classified within discontinued operations, net of income tax, within our consolidated statements of earnings for all periods through the separation and distribution date of November 30, 2020. Corporate overhead costs previously reported as expenses of the Aaron’s Business segment did not qualify for classification within discontinued operations and have been classified as expenses within continuing operations for all periods presented through the separation and distribution date of November 30, 2020. The following table summarizes the major classes of line items constituting (loss) earnings of our Aaron's Business segment, which are included within the (loss) earnings from discontinued operations, net of income tax, in the consolidated statements of earnings and the operating and investing cash flows of the discontinued operations.

PROG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	11 Months Ended November 30,	Year Ended December 31,
(In Thousands)	2020	2019
Revenues	$1,591,217	$1,784,477
Operating (Loss) Profit	(381,244)	78,261
(Loss) Earnings from Discontinued Operations Before Income Tax[1]	(393,415)	65,175
Income Tax (Benefit) Expense from Discontinued Operations	(98,323)	9,088
(Loss) Earnings from Discontinued Operations, Net of Income Tax	$(295,092)	$56,087

Cash Flows:
Cash Provided by Operating Activities - Discontinued Operations	$193,319	$172,314
Cash Used in Investing Activities - Discontinued Operations	$(64,508)	$(76,187)
1Loss from Discontinued Operations Before Income Tax during the year ended December 31, 2020 reflects a $446.9 million goodwill impairment loss related to the Aaron's Business segment, $36.5 million of third-party transaction costs related to the separation and distribution transaction, $14.7 million related to a sales and marketing early termination fee, and a $4.1 million loss on debt extinguishment.
In order to facilitate an effective separation and distribution, the Company entered into several agreements with The Aaron's Company, which govern the nature of the relationship between and responsibilities of the two companies following the separation. No changes were made to any of the agreements. Payments and expense reimbursements for transition services were not material during the years ended December 31, 2021 and 2020.
NOTE 3. ACQUISITION
On June 25, 2021, the Company acquired 100% of the capital stock of Four for a purchase price of $22.7 million in cash, inclusive of cash acquired. The purchase price of $23.5 million on the acquisition date was reduced by $0.8 million as of December 31, 2021 due to working capital adjustments as detailed in the table below.
Four is an innovative Buy Now, Pay Later company that allows shoppers to pay for merchandise through four interest-free installments. Four’s proprietary platform capabilities and its base of customers and retailers expand PROG Holdings’ ecosystem of financial technology offerings by introducing a payment solution that further diversifies the Company's consumer financial technology offerings. Shoppers use Four to purchase furniture, clothing, electronics, health and beauty, footwear, jewelry, and other consumer goods from retailers across the United States.
The amounts of revenue and loss before income taxes of Four included in the Company's consolidated statements of earnings from the acquisition date of June 25, 2021 through December 31, 2021 were not material to the Company's consolidated financial results. Additionally, the pro forma impacts on the Company's revenues and earnings as if the acquisition occurred on January 1, 2020 were not material.
The purchase price of Four was preliminarily allocated to the underlying assets acquired and liabilities assumed based upon their estimated fair values at the date of acquisition. The following table provides the preliminary and final adjusted fair values of the identifiable assets acquired and liabilities assumed as of the acquisition date. The acquisition accounting adjustments are final as of December 31, 2021 and did not have a significant impact on the consolidated financial statements.

PROG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands)	Amounts Recognized as of Acquisition Date (June 25, 2021)[1]	Acquisition Accounting Adjustments[2]	Amounts Recognized as of Acquisition Date (As Adjusted)
Aggregate Purchase Price	$23,465	$(771)	$22,694
Fair Value of Identifiable Assets Acquired and Liabilities Assumed
Cash and Cash Equivalents	530	(196)	334
Loans Receivable[3]	1,030	(421)	609
Property, Plant and Equipment	210	(12)	198
Other Intangibles	5,173	—	5,173
Prepaid Expenses and Other Assets	48	(9)	39
Total Identifiable Assets Acquired	6,991	(638)	6,353
Accounts Payable and Accrued Expenses	(77)	(155)	(232)
Deferred Income Tax Liability	(1,275)	437	(838)
Total Liabilities Assumed	(1,352)	282	(1,070)
Goodwill	17,826	(415)	17,411
Net Assets Acquired	$23,465	$(771)	$22,694
1 As previously reported in the notes to the condensed consolidated financial statements as of June 30, 2021.
2 The acquisition accounting adjustments are based on information obtained during the year ended December 31, 2021 about conditions that existed as of the acquisition date regarding changes in working capital accounts. The acquisition accounting adjustments are final as of December 31, 2021.
3 The gross contractual unpaid principal of acquired loans receivable was $1.1 million and we expect to collect $0.6 million.
The intangible assets attributable to the acquisition are comprised of the following:

	Fair Value (In Thousands)	Weighted Average Life (In Years)
Acquired Technology	$4,000	5.0
Trade Name	587	5.0
Merchant Relationships	586	2.0
Total Acquired Intangibles Assets[1]	$5,173
1Acquired definite-lived intangible assets have a total weighted average life of 4.7 years.
The fair value measurements for acquired intangible assets were based on significant unobservable inputs (level 3) developed using company-specific information. Goodwill consists of the excess of the estimated purchase price over the fair value of the net assets acquired and represents the Company's ability to provide a Buy Now, Pay Later product to PROG Holdings' existing base of retailers, merchants and customers. The value of goodwill is not tax deductible.
The Company incurred $0.6 million of acquisition-related costs in connection with the acquisition during the year ended December 31, 2021. These costs were included in operating expenses in the consolidated statements of earnings.

PROG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 4: GOODWILL AND INTANGIBLE ASSETS
Indefinite-Lived Intangible Assets
The following table summarizes information related to indefinite-lived intangible assets at December 31:

	December 31,
(In Thousands)	2021	2020
Trade Name	$53,000	$53,000
Goodwill[1]	306,212	288,801
Indefinite-lived Intangible Assets	$359,212	$341,801
1 As of December 31, 2021, the amount of goodwill related to Progressive Leasing and Four was $288.8 million and $17.4 million, respectively.
Definite-Lived Intangible Assets
The following table summarizes information related to definite-lived intangible assets at December 31:

	2021			2020
(In Thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Acquired Internal-Use Software	$14,000	$(14,000)	$—	$14,000	$(14,000)	$—
Technology	72,550	(53,862)	18,688	68,550	(46,861)	21,689
Merchant Relationships	181,586	(116,498)	65,088	181,000	(101,268)	79,732
Other Intangibles[1]	587	(58)	529	—	—	—
Total	$268,723	$(184,418)	$84,305	$263,550	$(162,129)	$101,421
1 Other intangibles consists of the Four trade name.
Total amortization expense of definite-lived intangible assets included in operating expenses in the accompanying consolidated statements of earnings (loss) was $22.3 million, $22.1 million and $22.3 million during the years ended December 31, 2021, 2020 and 2019, respectively. As of December 31, 2021, estimated future amortization expense for the next five years related to definite-lived intangible assets is as follows:

(In Thousands)
2022	$22,894
2023	22,747
2024	17,889
2025	16,001
2026	4,774
NOTE 5: FAIR VALUE MEASUREMENT
Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table summarizes financial liabilities measured at fair value on a recurring basis:

	December 31, 2021			December 31, 2020
(In Thousands)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Deferred Compensation Liability	$—	$2,423	$—	$—	$1,740	$—
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

PROG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Financial Assets and Liabilities Not Measured at Fair Value for Which Fair Value is Disclosed
Vive's loans receivable are measured at amortized cost, net of an allowance for loan losses and unamortized fees on the consolidated balance sheets. In estimating fair value for Vive's loans receivable, the Company utilized a discounted cash flow methodology. The Company used various unobservable inputs reflecting its own assumptions, such as contractual future principal and interest cash flows, future loss rates, and discount rates (which consider current interest rates and are adjusted for credit risk, among other factors).
Four's loans receivable, net of an allowance for loan losses and unamortized fees, are included within loans receivable, net on the consolidated balance sheet as of December 31, 2021 at approximated fair value based on a discounted cash flow methodology.
The Company's unsecured senior notes ("Senior Notes") are carried at amortized cost on the consolidated balance sheet and are measured at fair value for disclosure purposes. The fair value of the unsecured senior notes was derived from quoted prices for the senior notes and has been classified as Level 2 in the fair value hierarchy. As of December 31, 2020, the Company had an outstanding balance on the Revolving Facility of $50 million. The Revolving Facility bears a variable interest rate and therefore is measured at fair value. For further information about the Company's Revolving Facility, see Note 9.
The following table summarizes the fair value of the Company's debt and the loans receivable held by Vive and Four:

	December 31, 2021			December 31, 2020
(In Thousands)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Senior Notes	$—	$616,080	$—	$—	$—	$—
Loans Receivable, Net	$—	$—	$157,070	$—	$—	$119,895
NOTE 6: PROPERTY, PLANT AND EQUIPMENT
The following is a summary of the Company’s property, plant and equipment:

	December 31,
(In Thousands)	2021	2020
Leasehold Improvements	$12,115	$12,117
Fixtures, Equipment and Vehicles	34,066	32,271
Internal-Use Software	22,692	17,400
Internal-Use Software - In Development	2,869	1,595
Property, Plant and Equipment, Gross	71,742	63,383
Less: Accumulated Depreciation and Amortization[1]	(46,094)	(36,678)
Property, Plant and Equipment, Net	$25,648	$26,705
1Accumulated amortization of internal-use software development costs amounted to $12.3 million and $7.5 million as of December 31, 2021 and 2020, respectively.

PROG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 7: LOANS RECEIVABLE
The following is a summary of the Company’s loans receivable, net:

	December 31,
(In Thousands)	2021	2020
Loans Receivable, Gross	$172,615	$131,422
Unamortized Fees	(12,511)	(10,147)
Loans Receivable, Amortized Cost	160,104	121,275
Allowance for Loan Losses	(40,789)	(42,127)
Loans Receivable, Net of Allowances and Unamortized Fees[1]	$119,315	$79,148
1 Loans Receivable, Net of Allowances and Unamortized Fees attributable to Four was $1.5 million and zero as of December 31, 2021 and 2020, respectively.
The table below presents credit quality indicators of the amortized cost of the Company's loans receivable by origination year:

(In Thousands)
As of December 31, 2021	2021	2020	2019	2018	2017	Prior	Total
FICO Score Category:
600 or Less	$9,353	$2,459	$700	$209	$35	$29	$12,785
Between 600 and 700	86,487	25,350	7,506	2,409	1,667	1,524	124,943
700 or Greater	14,886	3,146	737	432	248	388	19,837
No Score Identified	2,539	—	—	—	—	—	2,539
Total Amortized Cost	$113,265	$30,955	$8,943	$3,050	$1,950	$1,941	$160,104
Included in the table below is an aging of the loans receivable, gross balance:

(Dollar Amounts in Thousands)	December 31,
Aging Category	2021	2020
30-59 Days Past Due	6.3%	5.7%
60-89 Days Past Due	3.1%	2.6%
90 or More Days Past Due	4.0%	3.1%
Past Due Loans Receivable	13.4%	11.4%
Current Loans Receivable	86.6%	88.6%
Balance of Credit Card Loans on Nonaccrual Status	$3,527	$1,962
Balance of Loans Receivable 90 or More Days Past Due and Still Accruing Interest and Fees	$—	$—
The table below presents the components of the allowance for loan losses:

	Year Ended December 31,
(In Thousands)	2021	2020
Beginning Balance	$42,127	$14,911
CECL Transition Adjustment[1]	—	9,463
Provision for Loan Losses	17,668	34,038
Charge-offs	(22,881)	(19,504)
Recoveries	3,875	3,219
Ending Balance	$40,789	$42,127
1 Upon the January 1, 2020 adoption of CECL as described in Note 1 to these consolidated financial statements, the Company increased its allowance for loan losses by $9.5 million. The increase was recorded as a cumulative-effect non-cash adjustment of $6.7 million, net of tax, to the opening balance of the Company's 2020 retained earnings.

PROG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 8: LEASES
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
Operating lease costs are recorded on a straight-line basis within operating expenses in the consolidated statements of earnings. The Company did not have any subleases in which it remained as the primary obligor during 2021 or 2020 and currently does not anticipate receiving any future sublease receipts. The Company’s total operating lease cost is comprised of the following:

	Year Ended December 31,
(In Thousands)	2021	2020
Operating Lease cost:
Operating Lease cost classified within Operating Expenses[1]	$4,753	$4,481
Total Operating Lease cost:	$4,753	$4,481
1 Short-term and variable lease expenses were not significant during the years ended December 31, 2021 and 2020. Short-term lease expense is defined as leases with a lease term of greater than one month, but not greater than 12 months.
Additional information regarding the Company’s leasing activities as a lessee is as follows:

	Year Ended December 31,
(In Thousands)	2021	2020
Cash Paid for amounts included in measurement of Lease Liabilities:
Operating Cash Flows for Operating Leases	$5,710	$5,252
Total Cash paid for amounts included in measurement of Lease Liabilities	5,710	5,252
Right-of-Use Assets obtained in exchange for new Operating Lease Liabilities	35	—
Supplemental balance sheet information related to leases is as follows:

		December 31,
(In Thousands)	Balance Sheet Classification	2021	2020
Assets
Total Lease Assets	Operating Lease Right-of-Use Assets	$17,488	$20,613
Liabilities
Total Lease Liabilities	Operating Lease Liabilities	$25,410	$29,516
Many of the Company’s real estate leases contain renewal options for additional periods ranging from three to five years. The Company currently does not have any real estate leases in which it considers the renewal options to be reasonably certain of exercise, as the Company's leases contain contractual renewal rental rates that are considered to be in line with market rental rates and there are not significant economic penalties or business disruptions incurred by not exercising any renewal options.

PROG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company uses its incremental borrowing rate as the discount rate for its leases, as the implicit rate in the lease is not readily determinable. Below is a summary of the weighted-average discount rate and weighted-average remaining lease term for the Company’s operating leases:

	December 31,
	2021		2020
	Weighted Average Discount Rate	Weighted Average Remaining Lease Term (in years)	Weighted Average Discount Rate	Weighted Average Remaining Lease Term (in years)
Operating Leases	3.4%	4.8	3.4%	5.7
Under the short-term lease exception provided within ASC 842, the Company does not record a lease liability or right-of-use asset for any leases that have a lease term of 12 months or less at commencement. Below is a summary of undiscounted operating lease liabilities that have initial terms in excess of one year as of December 31, 2021. The table also includes a reconciliation of the future undiscounted cash flows to the present value of operating lease liabilities included in the consolidated balance sheets.

(In Thousands)	Total
2022	$5,801
2023	5,579
2024	5,399
2025	4,351
2026	3,911
Thereafter	2,672
Total Undiscounted Cash Flows	27,713
Less: Interest	(2,303)
Present Value of Lease Liabilities	$25,410
NOTE 9: INDEBTEDNESS
Below is a summary of the Company's debt, net of applicable unamortized debt issuance costs:

	December 31,
(In Thousands)	2021	2020
Senior Unsecured Notes, 6.000%, due November 2029	$600,000	$—
Revolving Facility Outstanding[1]	—	50,000
Less: Unamortized Debt Issuance Costs	(10,346)	—
Total Debt, Net of Unamortized Debt Issuance Costs	$589,654	$50,000
1 Unamortized debt issuance costs related to the Revolving Facility were $1.7 million and $2.2 million as of December 31, 2021 and 2020, respectively. These amounts were included within prepaid expenses on the consolidated balance sheets.
Senior Unsecured Notes
On November 26, 2021, the Company entered into an indenture with the guarantors party thereto and U.S. Bank National Association, as trustee, in connection with the Company’s previously announced offering of $600 million aggregate principal amount of its 6.00% senior unsecured notes due 2029. The Senior Notes were issued at 100.0% of their par value. The Senior Notes are general unsecured obligations of the Company and are guaranteed by certain of the Company’s existing and future domestic subsidiaries.
The Senior Notes bear an annual interest rate of 6.00% and interest payments are payable semi-annually on May 15 and November 15 of each year, commencing on May 15, 2022. The Senior Notes will mature on November 15, 2029.
The net proceeds from the Senior Notes were used to fund the purchase price, and related fees and expenses, of the Company’s tender offer to purchase $425 million of the Company’s common stock as discussed in Note 12. The Company intends to use any remaining proceeds for future additional share repurchases or, to the extent the Company determines not to repurchase additional shares, for general corporate purposes.

PROG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Senior Notes will also be redeemable, in whole or in part, at any time or from time to time on or after November 15, 2024, at the redemption prices specified in the indenture, plus accrued and unpaid interest, if any, to, but excluding, the redemption date. At any time and from time to time prior to November 15, 2024, the Senior Notes may be redeemed, in whole or in part, at a redemption price of 100% of the principal amount thereof, plus a "make-whole premium" specified in the indenture and accrued and unpaid interest, if any, to, but excluding, the redemption date. In addition, the Company may redeem up to 40% of the Senior Notes at any time or from time to time before November 15, 2024, with the proceeds from certain equity offerings at a redemption price equal to 106% of the principal amount thereof, plus accrued and unpaid interest, if any, to, but excluding, the redemption date.
Upon the occurrence of a Change of Control (as defined in the indenture), each holder has the right to require the Company to offer to repurchase all or any part of such holder’s Senior Notes at a purchase price equal to 101% of the principal amount thereof, plus accrued and unpaid interest, if any, to, but excluding, the repurchase date. The Company is not required to make mandatory sinking fund payments with respect to the Senior Notes.
Revolving Facility
On November 24, 2020, the Company entered into a credit agreement with a consortium of lenders providing for a $350.0 million senior unsecured revolving credit facility (the "Revolving Facility"), under which revolving borrowings became available at the completion of the separation and distribution transaction, and under which all borrowings and commitments will mature or terminate on November 24, 2025. The Company expects that the Revolving Facility will be used to provide for working capital and capital expenditures, to finance future permitted acquisitions, and for other general corporate purposes. The Company incurred $2.2 million of lender and legal fees related to the Revolving Facility, which were recorded within prepaid expenses and other assets in the consolidated balance sheets and will be deferred and amortized through the maturity date. The Company had no outstanding borrowings under the Revolving Facility as of December 31, 2021.
The Company is a guarantor of the Revolving Facility with Progressive Finance Holdings, LLC, a wholly-owned subsidiary of the Company, as borrower. The Revolving Facility includes (i) a $20.0 million sublimit for the issuance of letters of credit on customary terms and (ii) a $25.0 million sublimit for swingline loans on customary terms. The Company will have the right from time to time to request to increase the size of the Revolving Facility or add certain incremental revolving or term loan facilities (the "Incremental Facilities") in minimum amounts to be agreed upon. The aggregate principal amount of all such Incremental Facilities may not exceed $300.0 million. Borrowings under the Revolving Facility bear interest at a rate per annum equal to, at our option, (i) the LIBO rate plus a margin within the range of 1.50% to 2.50% for revolving loans, based on total leverage, or (ii) the base rate plus the applicable margin, which will be 1.00% lower than the applicable margin for LIBO rate loans.
The Company pays a commitment fee on unused balances, which ranges from 0.20% to 0.35% as determined by the Company's ratio of total net debt to EBITDA as defined by the Revolving Facility. As of December 31, 2021, the amount available under the Revolving Facility was $350 million.
Financial Covenants
The indenture discussed above contains various other covenants and obligations to which the Company and its subsidiaries are subject to while the Senior Notes are outstanding. The covenants in the indenture may limit the extent to which, or the ability of the Company and its subsidiaries to, among other things: (i) incur additional debt and guarantee debt; (ii) pay dividends or make other distributions or repurchase or redeem capital stock; (iii) prepay, redeem or repurchase certain debt; (iv) issue certain preferred stock or similar equity securities; (v) make loans and investments; (vi) sell assets; (vii) incur liens; (viii) enter into transactions with affiliates; (ix) enter into agreements restricting the ability of the Company’s subsidiaries to pay dividends; and (x) consolidate, merge or sell all or substantially all of the Company’s assets. The indenture also contains customary events of default for transactions of this type and amount.
The Revolving Facility discussed above contains financial covenants, which include requirements that the Company maintain ratios of (i) total net debt to EBITDA as defined by the Revolving Facility of no more than 2.50:1.00 and (ii) consolidated interest coverage of no less than 3.00:1.00. The Company will be in default under the Revolving Facility agreement if it fails to comply with these covenants, and all borrowings outstanding may become due immediately. Additionally, under the revolving facility, if the total net debt to EBITDA as defined by the Revolving Facility exceeds 1.25, the revolver becomes fully secured for the remaining duration of the Revolving Facility term. The Revolving Facility is unsecured as of December 31, 2021. Under the Revolving Facility, the Company may pay cash dividends in any year so long as, after giving pro forma effect to the dividend payment, the Company maintains compliance with its financial covenants and no event of default has occurred or would result from the payment. At December 31, 2021, the Company was in compliance with all covenants related to its outstanding debt.

PROG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Below is a summary of future principal maturities due as of December 31, 2021.

(In Thousands)
2022	$—
2023	—
2024	—
2025	—
2026	—
Thereafter	600,000
Total	$600,000

PROG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 10: INCOME TAXES
The following is a summary of the Company’s income tax expense from continuing operations:

	Year Ended December 31,
(In Thousands)	2021	2020	2019
Current Income Tax Expense (Benefit):
Federal	$50,240	$(15,895)	$4,453
State	18,678	16,219	11,206
	68,918	324	15,659
Deferred Income Tax Expense:
Federal	16,852	37,132	38,353
State	(1,123)	493	(1,784)
	15,729	37,625	36,569
Income Tax Expense	$84,647	$37,949	$52,228
Significant components of the Company’s deferred income tax liabilities and assets are as follows:

	December 31,
(In Thousands)	2021	2020
Deferred Tax Liabilities:
Lease Merchandise and Property, Plant and Equipment	$244	$179
Goodwill and Other Intangibles	1,046	—
Investment in Partnership	170,568	150,988
Operating Lease Right-of-Use Assets	421	447
Total Deferred Tax Liabilities	172,279	151,614
Deferred Tax Assets:
Accrued Liabilities	10,415	10,699
Operating Lease Liabilities	440	472
Other, Net	20,476	17,539
Total Deferred Tax Assets	31,331	28,710
Less: Valuation Allowance	(2,557)	(4,034)
Net Deferred Tax Liabilities	$143,505	$126,938

PROG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company’s effective tax rate from continuing operations differs from the statutory United States Federal income tax rate as follows:

	Year Ended December 31,
	2021	2020	2019
Statutory Rate	21.0%	21.0%	21.0%
Increases (Decreases) in United States Federal Taxes
Resulting From:
State Income Taxes, Net of Federal Income Tax Benefit	3.8	4.6	26.9
Permanent Difference for Loss on Progressive FTC matter	—	—	133.1
NOL Carryback under CARES Act	—	(13.1)	—
Other Permanent Differences	—	(1.0)	(7.4)
Deferred Tax Adjustments	—	1.1	5.8
Current Uncertain Tax Position Expense	0.7	(0.3)	7.2
Other, Net	0.3	1.7	2.5
Effective Tax Rate	25.8%	14.0%	189.1%
The Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") was enacted on March 27, 2020 in the United States. As a result of the CARES Act legislation, the Company elected to carryback its 2018 net operating losses of $242.2 million to 2013, thus generating a refund of $84.4 million, which was received in July 2020, and an income tax benefit of $34.2 million which was reported within continuing operations in 2020. Vive filed a separate federal return from the Company and has also elected to carryback its 2018 and 2019 net operating losses of $5.4 million and $5.2 million respectively, to 2013 and 2014, thus generating a refund of $1.8 million in 2020, $0.5 million in 2021, and an estimated refund of $1.3 million anticipated to be received in 2022. The tax benefit related to the carryback of the net operating losses is the result of the federal income tax rate differential between the current statutory rate of 21% and the 35% rate applicable to 2013 and 2014.
At December 31, 2021, the Company had $0.9 million of tax-effected state net operating loss carryforwards and $6.7 million of state tax credit carryforwards, which will both begin to expire in 2023.
The Company files a federal consolidated income tax return in the United States, and the separate legal entities file in various states. With few exceptions, the Company is no longer subject to federal, state and local tax examinations by tax authorities for years before 2018.
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
Uncertain Tax Positions
The following table summarizes the activity related to the Company’s uncertain tax positions:

	Year Ended December 31,
(In Thousands)	2021	2020	2019
Balance at January 1,	$2,748	$3,699	$1,896
Additions Based on Tax Positions Related to the Current Year	44,816	26	103
Additions for Tax Positions of Prior Years	21	220	1,957
Prior Year Reductions	(1)	(108)	(32)
Statute Expirations	(692)	(1,053)	(225)
Settlements	(142)	(36)	—
Balance at December 31,	$46,750	$2,748	$3,699

PROG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2021 and 2020, uncertain tax positions (inclusive of accrued interest) were $48.5 million and $3.0 million, respectively. The increase is primarily driven by the Company’s tax treatment of its settlement with the Federal Trade Commission ("FTC").
In December 2019, Progressive Leasing reached an agreement in principle with the staff of the FTC with respect to a tentative settlement to resolve the FTC inquiry received by the Company in July 2018, under which Progressive Leasing agreed to make a lump-sum payment of $175.0 million. At the time of the agreement, the Company treated the tentative settlement as a non-deductible regulatory charge for tax purposes and recognized tax expense.
The $175.0 million settlement was finalized and paid to the FTC in 2020. Prior to filing the Company’s 2020 income tax return, it was determined there is a reasonable basis for deducting the settlement amount on the return. However, the tax position does not meet the more-likely-than-not recognition standard and no tax benefit has been recognized in the current period. As a result, the Company has reclassified $44.7 million from taxes payable, previously recognized in December 2019, to an uncertain tax position as of September 30, 2021. Additionally, $1.6 million of accrued interest related to the uncertain tax position has been recognized as a component of income tax expense in accordance with the Company's accounting policy.
As of December 31, 2021 and 2020, the amount of uncertain tax benefits that, if recognized, would affect the effective tax rate is $46.1 million and $2.6 million, respectively, including interest and penalties.
During the years ended December 31, 2021, 2020 and 2019 the Company recognized a net expense (benefit) of $1.5 million, $(0.1) million and $0.2 million, respectively, related to penalties and interest. The Company had $1.7 million and $0.2 million of accrued interest and penalties at December 31, 2021 and 2020, respectively. The Company recognizes potential interest and penalties related to uncertain tax benefits as a component of income tax expense (benefit).
NOTE 11: COMMITMENTS AND CONTINGENCIES
Legal Proceedings
From time to time, the Company is party to various legal and regulatory proceedings arising in the ordinary course of business.
Some of the proceedings to which the Company is currently a party are described below. The Company believes it has meritorious defenses to all of the claims described below, and intends to vigorously defend against the claims. However, these proceedings are still developing and due to the inherent uncertainty in litigation, regulatory and similar adversarial proceedings, there can be no guarantee that the Company will ultimately be successful in these proceedings, or in others to which it is currently a party. Substantial losses from these proceedings or the costs of defending them may have a material adverse impact upon the Company’s business, financial position and results of operations.
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
At December 31, 2021 and 2020, the Company had accrued an immaterial amount for pending legal and regulatory matters for which it believes losses are probable and the amount of the loss can be reasonably estimated. The Company records its best estimate of the loss to legal and regulatory liabilities in accounts payable and accrued expenses in the consolidated balance sheets. The Company estimates the aggregate range of reasonably possible loss in excess of accrued liabilities for such probable loss contingencies is between zero and $0.1 million. Those matters for which a probable loss cannot be reasonably estimated are not included within the estimated ranges.
At December 31, 2021, the Company estimated that the aggregate range of loss for all material pending legal and regulatory proceedings for which a loss is reasonably possible, but less likely than probable (i.e., excluding the contingencies described in the preceding paragraph), is immaterial. Those matters for which a reasonable estimate is not possible are not included within estimated ranges and, therefore, the estimated ranges do not represent the Company’s maximum loss exposure. The Company’s estimates for legal and regulatory accruals, aggregate probable loss amounts and reasonably possible loss amounts, are all subject to the uncertainties and variables described above.
Regulatory Inquiries
In July 2018, the Company received civil investigative demands ("CIDs") from the FTC regarding disclosures related to lease-to-own and other financial products offered by the Company through the Aaron's Business and Progressive Leasing and whether such disclosures violate the Federal Trade Commission Act (the "FTC Act"). Although we believe such disclosures

PROG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
were in compliance with the FTC Act and have not admitted to any wrongdoing, in December 2019, Progressive Leasing reached an agreement in principle with the staff of the FTC with respect to a tentative settlement to resolve the FTC inquiry, pursuant to which Progressive would pay $175.0 million to the FTC. Because Progressive reached a tentative agreement with respect to the financial terms of the settlement in December 2019, the Company recognized a charge of $179.3 million, including $4.3 million of incurred legal fees. In January 2020, Progressive and the FTC staff agreed in principle on the terms of a related consent order which, among other matters, requires Progressive to enhance certain compliance-related activities, including monitoring, disclosure and reporting requirements. The proposed consent order was approved by the FTC on April 17, 2020 and approved by the United States District Court for the Northern District of Georgia on April 22, 2020. The Company paid the $175.0 million settlement amount to the FTC on April 27, 2020. The Company recognized $0.8 million of insurance recoveries during the year ended December 31, 2020 associated with certain legal fees incurred in connection with the FTC matter.
In January 2021, the Company, along with other lease-to-own companies, received a subpoena from the California Department of Financial Protection and Innovation (the "DFPI") requesting the production of documents regarding the Company’s compliance with state consumer protection laws, including new legislation that went into effect on January 1, 2021. Although the Company believes it is in compliance with all applicable consumer financial laws and regulations in California, this inquiry may lead to an enforcement action and/or a consent order, and substantial costs, including legal fees, fines, penalties, and remediation expenses. While the Company intends to preserve defenses surrounding the jurisdiction of DFPI in this matter, it anticipates cooperating with the DFPI in responding to its inquiry.
Litigation Matters
In Stein v. Aaron's, Inc., et. al., filed in the United States District Court for the Southern District of New York on February 28, 2020, the plaintiffs allege that from March 2, 2018, through February 19, 2020, the Company made certain misleading public statements about the Company's business, operations, and prospects. The allegations underlying the lawsuit principally relate to the FTC's inquiry into disclosures related to lease-to-own and other financial products offered by the Company through its historical Aaron's Business and Progressive Leasing segments. The Company believes the claims are without merit and intends to vigorously defend against this lawsuit. The case has been transferred to the United States District Court for the Northern District of Georgia, where the Company has filed a motion to dismiss the case and a final briefing on that motion was filed on November 17, 2020. No ruling has been made on the motion to dismiss.
Other Contingencies
At December 31, 2021, the Company had non-cancelable commitments primarily related to certain consulting and information technology services agreements, software licenses, hardware and software maintenance, and minimum contractually required customer loan amounts to be originated through and acquired from Vive's third-party federally insured banks of $36.1 million. Payments under these commitments are scheduled to be $23.6 million in 2022, $9.4 million in 2023, and $3.1 million in 2024, with no amounts committed thereafter.
Management regularly assesses the Company’s insurance deductibles, monitors the Company’s litigation and regulatory exposure with the Company’s attorneys and evaluates its loss experience. The Company also enters into various contracts in the normal course of business that may subject it to risk of financial loss if counterparties fail to perform their contractual obligations.
Off-Balance Sheet Risk
The Company, through its Vive segment, has unconditionally cancellable unfunded lending commitments totaling approximately $467.6 million and $287.3 million as of December 31, 2021 and 2020, respectively, that do not give rise to revenues and cash flows. These unfunded commitments arise in the ordinary course of business from credit card agreements with individual cardholders that give them the ability to borrow, against unused amounts, up to the maximum credit limit assigned to their account. While these unfunded amounts represent the total available unused lines of credit, the Company does not anticipate that all cardholders will utilize their entire available line at any given point in time. Commitments to extend unsecured credit are agreements to lend to a cardholder so long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

PROG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 12: SHAREHOLDERS’ EQUITY
At December 31, 2021, the Company held 25,638,057 shares in its treasury and had the authority to purchase additional shares up to its remaining authorization limit of $560.9 million. On February 22, 2021, the Company's Board of Directors terminated the share repurchase program that was in effect as of December 31, 2020 and replaced it with a repurchase program that permitted the Company to repurchase up to $300.0 million of the Company's outstanding common stock. On November 3, 2021, the Company announced that its Board of Directors had authorized a new $1.0 billion share repurchase program that replaced the previous $300.0 million repurchase program.
On November 4, 2021, the Company commenced a tender offer to purchase for cash up to $425 million in value of the Company's common stock at a price of not less than $44.00 per share and not more than $50.00 per share, less any applicable withholding taxes and without interest. The tender offer expired at the end of the day on December 3, 2021, and the Company subsequently accepted for payment, at a purchase price of $49.00 per share, a total of 8,673,469 shares for an aggregate cost of $425 million, excluding $3.7 million in fees and expenses relating to the tender offer. The shares repurchased through the tender offer were retired by the Company.
In addition to the shares repurchased through the tender offer, the Company repurchased 2,937,709 shares of its common stock during 2021 for $142.4 million. In total, the Company repurchased 11,611,178 shares of its common stock for $567.4 million during the year ended December 31, 2021. The Company did not repurchase any of its common stock in 2020. In 2019, the Company repurchased 1,156,184 shares of its common stock for $69.3 million.
As of February 22, 2022, the Company repurchased an additional 1,278,097 shares of its common stock for $52.0 million, subsequent to December 31, 2021.
The holders of common stock are entitled to receive dividends and other distributions in cash or stock of the Company as and when declared by the Company's Board of Directors out of legally available funds. Certain unvested time-based restricted stock awards entitle participants to vote and accrue dividends during the vesting period. As of December 31, 2021, the Company had issued approximately 390,000 unvested restricted stock awards that contain voting rights but are not presented as outstanding on the consolidated balance sheets.
The Company has 1,000,000 shares of preferred stock authorized. The shares are issuable in series with terms for each series fixed by, and such issuance subject to approval by, the Board of Directors. As of December 31, 2021, no preferred shares have been issued.
NOTE 13: STOCK-BASED COMPENSATION
Description of Plans
The Company grants stock options, RSUs, RSAs and PSUs to certain employees and directors of the Company under the 2015 Equity and Incentive Award Plan, and previously did so under the 2001 Stock Option and Incentive Award Plan (the "2015 Plan" and "2001 Plan"). The 2001 Plan was originally approved by the Company’s shareholders in May 2001 and was amended and restated with shareholder approval in May 2009 and discontinued with the approval of the 2015 Plan on May 6, 2015. The 2015 Plan was subsequently amended and restated with shareholder approval in February 2019. Beginning in 2015, as part of the Company’s long-term incentive compensation program ("LTIP Plan") and pursuant to the Company’s 2001 Plan and 2015 Plan, the Company granted a mix of stock options, time-based restricted stock and performance share units to key executives and managers and also granted time-based restricted stock units to directors of the Company. As of December 31, 2021, the aggregate number of shares of common stock that may be issued or transferred under the 2015 Plan is 2,558,933.
Conversion at Separation and Distribution of The Aaron's Company
In accordance with the terms of the Separation and the Employee Matters Agreement between The Aaron's Company and PROG Holdings, all unexercised, unissued and/or unvested share-based awards previously granted to Aaron's Holdings Company, Inc. employees and directors under the 2001 Plan and 2015 Plan prior to the separation and distribution date of November 30, 2020 were converted at the time of distribution to replacement stock options, RSUs, PSUs and RSAs.

PROG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Under both the shareholder method and the employee method, the terms and conditions of the converted awards were replicated, and, as necessary, adjusted to ensure that the vesting schedules were unchanged and the awards were converted in accordance with the Employee Matters Agreement. In connection with the conversion, certain equity awards of PROG Holdings employees and directors were converted into equity awards of The Aaron's Company and are therefore not reflected in the ending awards outstanding in the tables below; however, these awards result in stock-based compensation expense of PROG Holdings as the awards continue to vest. In connection with the conversion, certain employees and directors of The Aaron's Company have outstanding RSUs, PSUs, RSAs, and stock options in PROG Holdings, which are reflected in the ending awards outstanding in the tables below; however, these awards do not result in stock-based compensation expense of PROG Holdings for periods subsequent to the separation and distribution date.
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

PROG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Stock-based Compensation Expense
The Company has elected a policy to estimate forfeitures in determining the amount of stock compensation expense. Total stock-based compensation expense was $21.3 million, $41.2 million and $26.5 million for the years ended December 31, 2021, 2020 and 2019, respectively. The stock-based compensation expense classified within discontinued operations in the consolidated statements of earnings was $5.4 million and $5.4 million for the years ended December 31, 2020 and 2019, respectively. The stock-based compensation expense classified within continuing operations is included as a component of operating expenses in the consolidated statements of earnings, with the exception of the incremental compensation expense in 2020 associated with the modifications described above, which were included as a component of separation related charges.
The total income tax benefit recognized in the consolidated statements of earnings for stock-based compensation arrangements was $5.5 million, $10.1 million and $6.6 million in the years ended December 31, 2021, 2020 and 2019, respectively. Benefits of tax deductions in excess of recognized compensation cost, which are included in operating cash flows and as a component of income tax expense in the consolidated statements of earnings, were $0.2 million, $2.6 million and $4.8 million for the years ended December 31, 2021, 2020 and 2019, respectively.
As of December 31, 2021, there was $30.6 million of total unrecognized compensation expense related to non-vested stock-based compensation of directors and employees of PROG Holdings, which is expected to be recognized over an average period of 1.71 years.
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
The Company determines the fair value of stock options on the grant date using a Black-Scholes-Merton option pricing model that incorporates expected volatility, expected option life, risk-free interest rates and expected dividend yields. The expected volatility is based on implied volatilities from traded options on the Company’s stock and the historical volatility of the Company’s common stock subsequent to the separation and distribution of The Aaron's Company in combination with the volatility of the Company's comparable peer group prior to the separation and distribution for the most recent period generally commensurate with the expected estimated life of each respective grant. The expected lives of options are based on the Company’s historical option exercise experience. The Company believes that the historical experience method is the best estimate of future exercise patterns. The risk-free interest rates are determined using the implied yield available for zero-coupon United States government issues with a remaining term equal to the expected life of the grant. The expected dividend yields are based on the approved annual dividend rate in effect and the market price of the underlying common stock at the time of grant. Beginning in 2021, the annual dividend rate is assumed to be zero, and no assumption for a future dividend rate has been included, as the Company does not currently anticipate paying any dividends.
The Company granted 150,000, 400,000 and 293,000 stock options during the years ended December 31, 2021, 2020 and 2019, respectively. The weighted-average fair value of options granted and the weighted-average assumptions used in the Black-Scholes-Merton option pricing model for such grants were as follows:

	2021	2020	2019
Dividend Yield	—%	0.4%	0.3%
Expected Volatility	44.0%	39.4%	36.5%
Risk-free Interest Rate	0.6%	0.9%	2.5%
Expected Term (in years)	4.4	5.3	5.3
Weighted-average Fair Value of Stock Options Granted	$17.26	$13.48	$19.59

PROG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes information about stock options outstanding at December 31, 2021:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding December 31, 2021	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Number Exercisable December 31, 2021	Weighted Average Exercise Price
$20.00-30.00	192,633	4.16	$24.14	192,633	$24.14
30.01-40.00	133,002	7.61	36.33	41,143	36.09
40.01-50.00	346,931	7.35	46.87	168,147	46.18
50.01-60.00	5,304	9.35	53.55	—	—
20.00-60.00	677,870	6.51	38.40	401,923	34.59
The table below summarizes option activity for the year ended December 31, 2021:

	Options (In Thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in Thousands)	Weighted Average Fair Value
Outstanding at January 1, 2021	723	$37.45
Granted	150	47.17
Forfeited/Expired	(115)	43.58
Exercised	(80)	38.81
Outstanding at December 31, 2021	678	38.40	6.5	$5,359	$13.41
Expected to Vest	268	43.89	8.6	790	15.85
Exercisable at December 31, 2021	402	34.59	5.4	4,562	11.71
The aggregate intrinsic value amounts in the table above represent the closing price of the Company’s common stock on December 31, 2021 in excess of the exercise price, multiplied by the number of in-the-money stock options as of that same date. Options outstanding that are expected to vest are net of estimated future option forfeitures.
The aggregate intrinsic value of options exercised, which represents the value of the Company’s common stock at the time of exercise in excess of the exercise price, was $1.0 million, $24.9 million and $6.5 million during the years ended December 31, 2021, 2020 and 2019, respectively. The total grant-date fair value of options exercised during the year ended December 31, 2021, 2020 and 2019 was $1.0 million, $7.8 million and $4.6 million, respectively.
Restricted Stock
Restricted stock units or restricted stock awards (collectively, "restricted stock") may be granted to employees and directors under the 2015 Plan and typically vest over approximately one to three-year periods. Restricted stock grants are settled in stock and may be subject to one or more objective employment, performance or other forfeiture conditions as established at the time of grant. The Company recognizes compensation expense for restricted stock with a graded vesting schedule on a straight-line basis over the requisite service period as restricted stock is not subject to Company performance metrics. Shares are issued from the Company’s treasury shares upon vesting. Any shares of restricted stock that are forfeited may again become available for issuance.
The fair value of restricted stock is generally based on the fair market value of the Company’s common stock on the date of grant.
The Company granted 521,000, 375,000 and 225,000 shares of restricted stock at weighted-average fair values of $44.44, $41.45 and $54.28 in the years ended December 31, 2021, 2020 and 2019, respectively. The following table summarizes information about restricted stock activity during 2021:

	Restricted Stock (In Thousands)	Weighted Average Fair Value
Non-vested at January 1, 2021	460	$37.49
Granted	521	44.44
Forfeited	(86)	49.20
Vested	(169)	43.31
Non-vested at December 31, 2021	726	43.13

PROG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The total vest-date fair value of restricted stock described above that vested during the year was $7.8 million, $10.5 million and $14.6 million in the years ended December 31, 2021, 2020 and 2019, respectively.
Performance Share Units
For performance share units, which are settled in stock, the number of shares earned is determined at the end of the one to three-year performance periods based upon achievement of specified performance conditions. The performance criteria vary by agreement and have included the following performance conditions: (i) adjusted pre-tax profit, (ii) return on investment capital, (iii) consolidated revenues, (iv) segment or business unit revenues, (v) certain business development and technology initiatives and/or (vi) business unit customer count. When the performance criteria are met, the award is earned and vests assuming continued employment through the specified service period(s). Shares are issued from the Company’s treasury shares upon vesting. The number of performance-based shares which could potentially be issued ranges from 0% up to a maximum of 100%, 200%, 260%, or 400% of the target award depending on the specified terms and conditions of the target award.
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
The following table summarizes information about performance share unit activity during 2021:

	Performance Share Units (In Thousands)	Weighted Average Fair Value
Non-vested at January 1, 2021	296	$39.85
Granted	585	48.58
Forfeited/Unearned	(47)	42.21
Vested	(154)	43.03
Non-vested at December 31, 2021	680	47.27
The total vest-date fair value of performance share units described above that vested during the period was $7.1 million, $18.4 million and $22.1 million for the years ended December 31, 2021, 2020 and 2019, respectively.
Employee Stock Purchase Plan
Effective May 9, 2018, the Company's Board of Directors and shareholders approved the Employee Stock Purchase Plan ("ESPP"), which is a tax-qualified plan under Section 423 of the Internal Revenue Code. The purpose of the Company's ESPP is to encourage ownership of the Company's common stock by eligible employees of PROG Holdings, Inc. and certain subsidiaries. Under the ESPP, eligible employees are allowed to purchase common stock of the Company during six-month offering periods at the lower of: (i) 85% of the closing trading price per share of the common stock on the first trading date of an offering period in which a participant is enrolled; or (ii) 85% of the closing trading price per share of the common stock on the last day of an offering period. Employees participating in the ESPP can contribute up to an amount not exceeding 10% of their base salary and wages up to an annual maximum of $25,000 in total fair market value of the common stock (determined at the time the ability to purchase shares of common stock is granted) and may not purchase more than 500 shares in each offering period.
The compensation cost related to the ESPP is measured on the grant date based on eligible employees' expected withholdings and is recognized over each six-month offering period. Total compensation cost recognized in connection with the ESPP was $0.4 million, $0.6 million and $0.5 million for years ended December 31, 2021, 2020 and 2019, respectively. The compensation costs attributable to continuing operations were recognized as stock-based compensation included as a component of operating expenses in the consolidated statements of earnings. The compensation cost related to the ESPP that was classified within discontinued operations in the consolidated statements of earnings was $0.3 million and $0.2 million for the years ended December 31, 2020 and 2019, respectively.
During the year ended December 31, 2021, the Company issued 38,044 shares under the ESPP at a weighted average purchase price of $39.62. During the year ended December 31, 2020, the Company issued 52,107 shares at a weighted average purchase price of $38.55. During the year ended December 31, 2019, the Company issued 46,642 shares at a purchase price of $42.07. As of December 31, 2021, the aggregate number of shares of common stock that may be issued under the ESPP was 37,270.

PROG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 14: SEGMENTS
Description of Products and Services of Reportable Segments
As of December 31, 2021, the Company has two reportable segments: Progressive Leasing and Vive.
Progressive Leasing partners with traditional and e-commerce retailers, primarily in the furniture and appliance, jewelry, mobile phones and accessories, mattresses, and automobile electronics and accessories industries to offer a lease-purchase solution primarily for customers who may not have access to traditional credit-based financing options. It does so by offering leases with monthly, semi-monthly, bi-weekly and weekly payment models.
Vive offers a variety of second-look financing programs originated through third-party federally insured banks to customers of participating merchants and, together with Progressive Leasing, allows the Company to provide POS partners with near-prime and below-prime customers one source for financing and leasing transactions.
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
As discussed in Note 3 above, on June 25, 2021, the Company completed the acquisition of Four, an innovative Buy Now, Pay Later company that allows shoppers to pay for merchandise through four interest-free installments. Four is not a reportable segment for the year ended December 31, 2021 as its revenues, loss before income taxes, and assets are not material to the Company's consolidated financial results. The revenues, loss before income taxes, and assets within "other" below is primarily comprised of the operating activities of Four.
Factors Used by Management to Identify the Reportable Segments
The Company’s reportable segments are based on the operations of the Company that the chief operating decision maker regularly reviews to analyze performance and allocate resources among business units of the Company.
Disaggregated Revenue
The following table presents revenue by source and by segment for the year ended December 31, 2021:

	Year Ended December 31, 2021
(In Thousands)	Progressive Leasing	Vive	Other	Total
Lease Revenues and Fees[1]	$2,619,005	$—	$—	$2,619,005
Interest and Fees on Loans Receivable[2]	—	58,462	453	58,915
Total	$2,619,005	$58,462	$453	$2,677,920
1 Revenue within the scope of ASC 842, Leases.
2 Revenue within the scope of ASC 310, Receivables.
The following table presents revenue by source and by segment for the year ended December 31, 2020:

	Year Ended December 31, 2020
(In Thousands)	Progressive Leasing	Vive	Other	Total
Lease Revenues and Fees[1]	$2,443,405	$—	$—	$2,443,405
Interest and Fees on Loans Receivable[2]	—	41,190	—	41,190
Total	$2,443,405	$41,190	$—	$2,484,595
1 Revenue within the scope of ASC 842, Leases.
2 Revenue within the scope of ASC 310, Receivables.

PROG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents revenue by source and by segment for the year ended December 31, 2019:

	Year Ended December 31, 2019
(In Thousands)	Progressive Leasing	Vive	Other	Total
Lease Revenues and Fees[1]	$2,128,133	$—	$—	$2,128,133
Interest and Fees on Loans Receivable[2]	—	35,046	—	35,046
Total	$2,128,133	$35,046	$—	$2,163,179
1 Revenue within the scope of ASC 842, Leases.
2 Revenue within the scope of ASC 310, Receivables.
Measurement of Segment Profit or Loss and Segment Assets
The Company evaluates performance and allocates resources based on revenues and earnings (loss) before income taxes from operations. The Company determines earnings (loss) before income taxes for all reportable segments in accordance with U.S. GAAP. A portion of interest expense is allocated from the Progressive Leasing segment to the Vive segment based on the balance of outstanding intercompany debt.
The Company incurred various corporate overhead expenses for certain executive management, finance, treasury, tax, audit, legal, risk management, and other overhead functions during the years ended December 31, 2021, 2020, and 2019. For 2021, corporate overhead expenses incurred are primarily reflected as expenses of the Progressive Leasing segment and an immaterial amount was allocated to the Vive segment. For 2020 and 2019, the Company allocated a predetermined portion of these corporate overhead costs to the Progressive Leasing and Vive segments, which are reflected as expenses of these segments in calculating the earnings before income taxes for these periods. The remaining unallocated corporate expenses represent corporate overhead costs that were previously assigned to the Aaron's Business segment and are in addition to the overhead costs allocated to the Progressive Leasing and Vive segments for 2020 and 2019. These unallocated corporate overhead expenses have been classified as continuing operations since the costs were not directly attributable to the discontinued operations of the Aaron's Business. These costs are reflected below as unallocated corporate expenses in 2020 and 2019. The allocation of corporate overhead costs to the Progressive Leasing and Vive segments is consistent with how the chief operating decision maker analyzed performance and allocated resources among the segments of the Company during 2020 and 2019.

	Year Ended December 31,
(In Thousands)	2021	2020	2019
Earnings From Continuing Operations Before Income Tax Expense:
Progressive Leasing	$319,125	$320,636	$64,283
Vive	20,225	(11,180)	(6,127)
Other	(11,146)	—	—
Unallocated Corporate Expenses	—	(37,880)	(30,543)
Total Earnings From Continuing Operations Before Income Tax Expense	$328,204	$271,576	$27,613

	December 31,
(In Thousands)	2021	2020
Assets:
Progressive Leasing	$1,445,612	$1,209,650
Vive	149,628	107,754
Other	26,521	—
Total Assets	$1,621,761	$1,317,404

PROG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31,
(In Thousands)	2021	2020	2019
Depreciation and Amortization[1]:
Progressive Leasing	$31,762	$30,547	$29,967
Vive	849	1,273	1,385
Other	647	—	—
Total Depreciation and Amortization	$33,258	$31,820	$31,352

Depreciation of Lease Merchandise:
Progressive Leasing	$1,820,010	$1,690,922	$1,445,027
Vive	—	—	—
Other	—	—	—
Total Depreciation of Lease Merchandise	$1,820,010	$1,690,922	$1,445,027

Interest Expense[2]:
Progressive Leasing	$4,850	$187	$—
Vive	473	—	—
Other	—	—	—
Total Interest Expense	$5,323	$187	$—

Capital Expenditures:
Progressive Leasing	$8,101	$6,403	$12,608
Vive	819	405	424
Other	635	—	—
Total Capital Expenditures	$9,555	$6,808	$13,032
1 Excludes depreciation of lease merchandise, which is not included in the chief operating decision maker's measure of depreciation and amortization.
2 The Company incurred a pre-tax loss on extinguishment of $4.1 million in connection with the repayment of the outstanding borrowings, which is classified within discontinued operations in the consolidated statements of earnings for the year ended December 31, 2020. As repayment of the prior revolving credit and term loan borrowings and prior senior unsecured notes was required under the terms of the loan agreements in the event of a fundamental change to the Company, we have classified the loss on extinguishment and the related historical interest expense of $9.9 million and $17.0 million during the years ended December 31, 2020 and 2019, respectively, within (loss) earnings from discontinued operations, net of income tax in the consolidated statements of earnings.
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
In 2019, the results of the Company’s operating segments were impacted by the following items:
•Progressive Leasing earnings before taxes were impacted by $179.3 million in regulatory charges and legal expenses, including a $175.0 million settlement charge, incurred related to Progressive Leasing's settlement of the FTC matter discussed in Note 11 to these consolidated financial statements.

PROG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 15: COMPENSATION ARRANGEMENTS
Deferred Compensation
The Company maintains a Deferred Compensation Plan, which is an unfunded, nonqualified deferred compensation plan for a select group of management, highly compensated employees and non-employee directors. On a pre-tax basis, eligible employees can defer receipt of up to 75% of their base compensation and up to 75% of their incentive pay compensation, and eligible non-employee directors can defer receipt of up to 100% of their cash director fees. In connection with the separation and distribution, The Aaron's Company established a separate deferred compensation plan for its employees and assumed all assets and liabilities related to its employees from the PROG Holdings deferred compensation plan.
Compensation deferred under the plan is recorded as a deferred compensation liability, which is recorded in accounts payable and accrued expenses in the consolidated balance sheets. The deferred compensation plan liability was $2.4 million and $1.7 million as of December 31, 2021 and 2020, respectively. Liabilities under the plan are recorded at amounts due to participants, based on the fair value of participants’ selected investments, which consist of equity and debt "mirror" funds. The obligations are unsecured general obligations of the Company and the participants have no right, interest or claim in the assets of the Company, except as unsecured general creditors. The Company has established a rabbi trust to fund obligations under the plan, primarily with cash and money market funds. The value of the assets within the rabbi trust was $2.3 million and $2.0 million as of December 31, 2021 and 2020, respectively, and is included in prepaid expenses and other assets in the consolidated balance sheets. Benefits paid to employees of the Company were not material during the years ended December 31, 2021, 2020 and 2019.
Effective January 1, 2018, the Company implemented a discretionary match within the nonqualified Deferred Compensation Plan. The match allows eligible employees to receive 100% matching by the Company on the first 3% of contributions and 50% on the next 2% of contributions for a total of a 4% match. The annual match for an individual employee is not to exceed $11,600, $11,400, and $11,200 in 2021, 2020, and 2019, respectively, and is subject to a three-year cliff vesting schedule. Deferred compensation expense related to the Company’s matching contributions was not material during the years ended December 31, 2021, 2020 and 2019.
401(k) Defined Contribution Plan
The Company maintains a 401(k) savings plan for all its full-time employees who meet certain eligibility requirements. Effective January 1, 2015, the 401(k) savings plan was amended to allow employees to contribute up to 75% of their annual compensation in accordance with federal contribution limits with 100% matching by the Company on the first 3% of compensation and 50% on the next 2% of compensation for a total of a 4% match. The Company’s expense related to the plan was $2.5 million in 2021, $2.5 million in 2020 and $2.2 million in 2019.
Employee Stock Purchase Plan
See Note 13 to these consolidated financial statements for more information regarding the Company's compensatory ESPP.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
An evaluation of the Company's disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, was carried out by management, with the participation of the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as of the end of the period covered by this Annual Report on Form 10-K. Based on management’s evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2021 to provide reasonable assurance that the objectives of disclosure controls and procedures are met.
Reports of Management and Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting
Management has assessed, and the Company’s independent registered public accounting firm, Ernst & Young LLP, has audited, the Company’s internal control over financial reporting as of December 31, 2021. The unqualified reports of management and Ernst & Young LLP thereon are included in Item 8 of this Annual Report on Form 10-K and are incorporated by reference herein.
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, during the Company’s fourth fiscal quarter of 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
Not applicable.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

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
ITEM 11. EXECUTIVE COMPENSATION
The information required in response to this Item is contained under the captions "Compensation Discussion and Analysis," "Summary Compensation Table," "Grants of Plan Based Awards in Fiscal Year 2021," "Outstanding Equity Awards at 2021 Fiscal Year-End," "Option Exercises and Stock Vested in Fiscal Year 2021," "Non-Qualified Deferred Compensation as of December 31, 2021," "Potential Payments Upon Termination or Change in Control," "Non-Management Director Compensation in 2021," "Employment Agreements with Named Executive Officers," "Annual Cash Incentive Awards," "Amended and Restated 2015 Equity and Incentive Plan, 2020 Amendment and Restatement," "Amended and Restated 2001 Stock Option and Incentive Award Plan," "Compensation Committee Interlocks and Insider Participation" and "Compensation Committee Report" in the Proxy Statement. These portions of the Proxy Statement are hereby incorporated by reference.
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

Consolidated Balance Sheets—December 31, 2021and 2020
Consolidated Statements of Earnings (Loss)—Years ended December 31, 2021, 2020 and 2019
Consolidated Statements of Comprehensive Income (Loss)—Years ended December 31, 2021, 2020 and 2019
Consolidated Statements of Shareholders’ Equity—Years ended December 31, 2021, 2020 and 2019
Consolidated Statements of Cash Flows—Years ended December 31, 2021, 2020 and 2019
Notes to Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm (PCAOB ID: 42)
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

Instruments Defining the Rights of Security Holders, Including Indentures
4.1
Specimen Stock Certificate Representing Shares of Common Stock of the Registrant, par value $0.50 per share (incorporated by reference to Exhibit 4.1 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on February 26, 2021).

4.2*	Description of Registrant’s Securities Registered.
4.3
Indenture, dated November 26, 2021, by and among the Company, the guarantors party thereto and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 of the Registrant's Current Report on Form 8-K filed with the SEC on November 26, 2021).

4.4	Form of 6.000% Notes due 2029 (incorporated by reference to Exhibit 4.1 of the Registrant's Current Report on Form 8-K filed with the SEC on November 26, 2021).

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

10.21
Form of Employee Stock Option Award Agreement under the Aaron’s, Inc. 2015 Equity and Incentive Award Plan (incorporated by reference to Exhibit 99.2 of the Registrant’s Registration Statement on Form S-8 (333-204014) filed with the SEC on May 8, 2015).

10.22
Form of Executive Performance Share Award Agreement under the Aaron’s, Inc. 2015 Equity and Incentive Award Plan (incorporated by reference to Exhibit 99.3 of the Registrant’s Registration Statement on Form S-8 (333-204014) filed with the SEC on May 8, 2015).

10.23
Amendment to Form of Executive Performance Share Award Agreement under the Aaron’s, Inc. 2015 Equity and Incentive Award Plan (incorporated by reference to Exhibit 10.6 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 filed with the SEC on August 6, 2015).

10.24
Form of Executive Officer Restricted Stock Unit Award Agreement under the Aaron’s, Inc. 2015 Equity and Incentive Award Plan (incorporated by reference to Exhibit 99.4 of the Registrant’s Registration Statement on Form S-8 (333-204014) filed with the SEC on May 8, 2015).

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
10.29
Executive Severance Pay Plan of PROG Holdings, Inc., Effective July 29, 2021 (incorporated by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 filed with the SEC on July 29, 2021).

10.30
Form of Severance and Change In Control Agreement, effective July 29, 2021 (incorporated by reference to Exhibit 10.2 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 filed with the SEC on July 29, 2021).

10.31
Form of Indemnification Agreement (incorporated by reference to Exhibit 10.29 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on February 26, 2021).

10.32
Transition Services Agreement between Blake Wakefield and the Company, dated March 29, 2021 (incorporated by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2021 filed with the SEC on April 29, 2021).

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
ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 23, 2022.

PROG Holdings, Inc.

By:	/s/ BRIAN GARNER
Brian Garner
Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 23, 2022.

SIGNATURE	TITLE
/s/ STEVEN A. MICHAELS	Chief Executive Officer and Director (Principal Executive Officer)
Steven A. Michaels
/s/ BRIAN GARNER	Chief Financial Officer (Principal Financial Officer)
Brian Garner
/s/ MATT SEWELL	Vice President, Financial Reporting (Principal Accounting Officer)
Matt Sewell
/s/ KATHY T. BETTY	Director
Kathy T. Betty
/s/ DOUGLAS C. CURLING	Director
Douglas C. Curling
/s/ CYNTHIA N. DAY	Director
Cynthia N. Day
/s/ CURTIS L. DOMAN	Director
Curtis L. Doman
/s/ RAY M. ROBINSON	Director
Ray M. Robinson
/s/ JIM SMITH	Director
Jim Smith
/s/ CAROLINE SHEU	Director
Caroline Sheu
/s/ RAY MARTINEZ	Director
Ray Martinez