Form 10-Q
period 2022-03-31
PROG Holdings, Inc.
filed 2022-04-27
CIK 1808834

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ________________________________
 FORM 10-Q
________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED March 31, 2022
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

Large Accelerated Filer	☒		Accelerated Filer	☐

Non-Accelerated Filer	☐	(Do not check if a smaller reporting company)	Smaller Reporting Company	☐

Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act				☐
    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
    Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class	Shares Outstanding as of April 22, 2022
Common Stock, $0.50 Par Value	54,043,215

PROG HOLDINGS, INC.

PART I – FINANCIAL INFORMATION
ITEM 1.FINANCIAL STATEMENTS
PROG HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	March 31, 2022	December 31, 2021
	(In Thousands, Except Share Data)
ASSETS:
Cash and Cash Equivalents	$184,010	$170,159
Accounts Receivable (net of allowances of $76,507 in 2022 and $71,233 in 2021)	72,463	66,270
Lease Merchandise (net of accumulated depreciation and allowances of $473,557 in 2022 and $463,929 in 2021)	645,225	714,055
Loans Receivable (net of allowances and unamortized fees of $52,286 in 2022 and $53,300 in 2021)	116,859	119,315
Property, Plant and Equipment, Net	24,492	25,648
Operating Lease Right-of-Use Assets	16,534	17,488
Goodwill	306,212	306,212
Other Intangibles, Net	131,581	137,305
Income Tax Receivable	14,337	14,352
Deferred Income Tax Assets	2,760	2,760
Prepaid Expenses and Other Assets	58,248	48,197
Total Assets	$1,572,721	$1,621,761
LIABILITIES & SHAREHOLDERS’ EQUITY:
Accounts Payable and Accrued Expenses	$134,162	$135,954
Deferred Income Tax Liability	152,365	146,265
Customer Deposits and Advance Payments	39,492	45,070
Operating Lease Liabilities	24,175	25,410
Debt	589,993	589,654
Total Liabilities	$940,187	$942,353
Commitments and Contingencies (Note 6)
SHAREHOLDERS' EQUITY:
Common Stock, Par Value $0.50 Per Share: Authorized: 225,000,000 Shares at March 31, 2022 and December 31, 2021; Shares Issued: 82,078,654 at March 31, 2022 and December 31, 2021	41,039	41,039
Additional Paid-in Capital	331,055	332,244
Retained Earnings	1,082,661	1,055,526
	1,454,755	1,428,809
Less: Treasury Shares at Cost
Common Stock: 27,660,899 Shares at March 31, 2022 and 25,638,057 at December 31, 2021	(822,221)	(749,401)
Total Shareholders’ Equity	632,534	679,408
Total Liabilities & Shareholders’ Equity	$1,572,721	$1,621,761
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

PROG HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended March 31,
	2022	2021
	(In Thousands, Except Per Share Data)
REVENUES:
Lease Revenues and Fees	$692,914	$707,982
Interest and Fees on Loans Receivable	17,550	13,019
	710,464	721,001
COSTS AND EXPENSES:
Depreciation of Lease Merchandise	497,011	505,057
Provision for Lease Merchandise Write-offs	50,330	18,640
Operating Expenses	113,658	91,196
	660,999	614,893
OPERATING PROFIT	49,465	106,108
Interest Expense	(9,629)	(512)
EARNINGS BEFORE INCOME TAX EXPENSE	39,836	105,596
INCOME TAX EXPENSE	12,701	26,108
NET EARNINGS	$27,135	$79,488
EARNINGS PER SHARE
Basic	$0.49	$1.17
Assuming Dilution	$0.49	$1.16

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	55,402	67,730
Assuming Dilution	55,706	68,260
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

PROG HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2022	2021
	(In Thousands)
OPERATING ACTIVITIES:
Net Earnings	$27,135	$79,488
Adjustments to Reconcile Net Earnings to Cash Provided by Operating Activities:
Depreciation of Lease Merchandise	497,011	505,057
Other Depreciation and Amortization	8,482	7,114
Provisions for Accounts Receivable and Loan Losses	96,230	42,964
Stock-Based Compensation	6,623	4,163
Deferred Income Taxes	6,100	5,529
Non-Cash Lease Expense	274	229
Other Changes, Net	(1,709)	(179)
Changes in Operating Assets and Liabilities, Net of Effects of Acquisitions and Dispositions:
Additions to Lease Merchandise	(480,113)	(490,710)
Book Value of Lease Merchandise Sold or Disposed	51,933	21,335
Accounts Receivable	(94,743)	(29,238)
Prepaid Expenses and Other Assets	(9,395)	(4,422)
Income Tax Receivable and Payable	841	20,459
Operating Lease Right-of-Use Assets and Liabilities	(556)	(400)
Accounts Payable and Accrued Expenses	(4,237)	6,438
Customer Deposits and Advance Payments	(5,577)	(759)
Cash Provided by Operating Activities	98,299	167,068
INVESTING ACTIVITIES:
Investments in Loans Receivable	(42,323)	(48,720)
Proceeds from Loans Receivable	39,052	30,821
Outflows on Purchases of Property, Plant and Equipment	(2,328)	(1,844)
Proceeds from Property, Plant and Equipment	6	12
Proceeds from Acquisitions of Businesses	7	—
Cash Used in Investing Activities	(5,586)	(19,731)
FINANCING ACTIVITIES:
Acquisition of Treasury Stock	(78,080)	(28,102)
Tender Offer Shares Repurchased and Retired	199	—
Issuance of Stock Under Stock Option Plans	—	282
Shares Withheld for Tax Payments	(2,516)	(5,011)
Debt Issuance Costs	1,535	—
Cash Used in Financing Activities	(78,862)	(32,831)
Increase in Cash and Cash Equivalents	13,851	114,506
Cash and Cash Equivalents at Beginning of Period	170,159	36,645
Cash and Cash Equivalents at End of Period	$184,010	$151,151
Net Cash Paid During the Period:
Interest	$185	$223
Income Taxes	$4,157	$101
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

PROG HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. BASIS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
As described elsewhere in this Quarterly Report on Form 10-Q, the Coronavirus Disease ("COVID-19") pandemic has led to significant market disruption and has impacted many aspects of our operations, directly and indirectly. Throughout these notes to the condensed consolidated financial statements, the impacts of the COVID-19 pandemic on the financial results for the three months ended March 31, 2022 and 2021 have been identified under the respective sections. For a discussion of customer payment trends and significant estimates made by management regarding allowances for lease merchandise, accounts receivable, and loans receivable, as well as the unfavorable impacts the COVID-19 Omicron variant and supply chain disruptions had on generating new lease and loan originations during the three months ended March 31, 2022, see Item 2. "Management’s Discussion and Analysis of Financial Condition and Results of Operations", including the "COVID-19 Pandemic," "Results of Operations", and "Liquidity and Capital Resources" below.
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
On June 25, 2021, the Company completed the acquisition of Four Technologies, Inc. ("Four"), an innovative Buy Now, Pay Later company that allows shoppers to pay for merchandise through four interest-free installments. Four’s proprietary platform capabilities and its base of customers and retailers expand PROG Holdings’ ecosystem of financial technology offerings by introducing a payment solution that further diversifies the Company's consumer fintech offerings. Shoppers use Four to purchase furniture, clothing, electronics, health and beauty products, footwear, jewelry, and other consumer goods from retailers across the United States. Four is not a reportable segment for the three months ended March 31, 2022 as its revenues, loss before income taxes, and assets are not material to the Company's condensed consolidated financial results.
Basis of Presentation
The preparation of the Company's condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States ("U.S. GAAP") for interim financial information requires management to make estimates and assumptions that affect the amounts reported in these condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Management does not believe these estimates or assumptions will change significantly in the future absent unidentified and unforeseen events, such as unforeseen direct or indirect impacts associated with the COVID-19 pandemic and/or increasing inflation.
The accompanying unaudited condensed consolidated financial statements do not include all information required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments, which are of a normal recurring nature, considered necessary for a fair presentation have been included in the accompanying unaudited condensed consolidated financial statements. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2021 (the "2021 Annual Report") filed with the United States Securities and Exchange Commission on February 23, 2022. The results of operations for the three months ended March 31, 2022 are not necessarily indicative of operating results for the full year.

PROG HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Principles of Consolidation
The condensed consolidated financial statements include the accounts of PROG Holdings, Inc. and its subsidiaries, each of which is wholly-owned. Intercompany balances and transactions between consolidated entities have been eliminated.
Accounting Policies and Estimates
See Note 1 to the consolidated financial statements in the 2021 Annual Report for an expanded discussion of accounting policies and estimates.
Earnings Per Share
Earnings per share is computed by dividing net earnings by the weighted average number of shares of common stock outstanding during the period. The computation of earnings per share assuming dilution includes the dilutive effect of stock options, restricted stock units ("RSUs"), restricted stock awards ("RSAs"), performance share units ("PSUs") and awards issuable under the Company's employee stock purchase plan ("ESPP") (collectively, "share-based awards") as determined under the treasury stock method. The following table shows the calculation of dilutive share-based awards:

	Three Months Ended March 31,
(Shares In Thousands)	2022	2021
Weighted Average Shares Outstanding	55,402	67,730
Dilutive Effect of Share-Based Awards	304	530
Weighted Average Shares Outstanding Assuming Dilution	55,706	68,260
Approximately 1,087,000 and 289,000 weighted-average share-based awards were excluded from the computation of earnings per share assuming dilution during the three months ended March 31, 2022 and 2021, respectively, as the awards would have been anti-dilutive for the periods presented.
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
All of Progressive Leasing's customer agreements are considered operating leases. The Company maintains ownership of the lease merchandise until all payment obligations are satisfied under the lease ownership agreements. Initial lease payments made by the customer upon lease execution are recognized as deferred revenue and are amortized as lease revenue over the estimated lease term on a straight-line basis. All other customer lease billings are earned prior to the lease payment due date and are recorded net of related sales taxes as earned. Payment due date terms include weekly, bi-weekly, semi-monthly and monthly frequencies. Initial lease payments and other cash collected in advance of being due or earned are recognized as deferred revenue within customer deposits and advance payments in the accompanying condensed consolidated balance sheets. Revenue recorded prior to the payment due date results in unbilled receivables recognized in accounts receivable, net of allowances in the accompanying condensed consolidated balance sheets. Lease revenues are recorded net of a provision for uncollectible renewal payments.
Initial direct costs related to lease purchase agreements are capitalized as incurred and amortized as operating expense over the estimated lease term. The capitalized costs have been classified within prepaid expenses and other assets in the accompanying condensed consolidated balance sheets.

PROG HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
Annual fees are charged to cardholders at the commencement of the loan and on each subsequent anniversary date. Annual fees are deferred and recognized into revenue on a straight-line basis over a one-year period. Under the provisions of the credit card agreements, Vive also may assess fees for missed or late payments, which are recognized as interest and fee revenue in the billing period in which they are assessed if collectibility is reasonably assured. Annual fees and other fees are recognized as interest and fee revenue on loans receivable in the condensed consolidated statements of earnings.
Accounts Receivable
Accounts receivable consist primarily of receivables due from customers of Progressive Leasing and amounted to $72.5 million and $66.3 million, net of allowances, as of March 31, 2022 and December 31, 2021, respectively.

PROG HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The Company maintains an accounts receivable allowance, which primarily relates to its Progressive Leasing operations and, to a lesser extent, receivables from Vive's POS partners. The Company’s policy is to record an allowance for uncollectible renewal payments based on historical collection experience. Other qualitative factors are considered in estimating the allowance, such as current and forecasted business trends including, but not limited to, the potential unfavorable impacts of the COVID-19 pandemic on our businesses. We believe government stimulus measures in the first half of 2021 contributed to the favorable payment trends we experienced following those measures. Given the significant uncertainty regarding the impacts of increasing inflation and the COVID-19 pandemic on our business, a high level of estimation was involved in determining the allowance as of March 31, 2022. Therefore, actual future accounts receivable write-offs may differ materially from the allowance. If the recent increase in inflation, which has risen at a greater pace than seen in decades, continues in future periods, such a development may adversely impact our customers' ability to continue to make payments to the Company. The provision for uncollectible renewal payments is recorded as a reduction of lease revenues and fees within the condensed consolidated statements of earnings. For customer lease agreements that are past due, the Company's policy is to write-off lease receivables after 120 days.
Vive's allowance for uncollectible merchant accounts receivable, which primarily relates to cardholder returns and refunds, is recorded as bad debt expense within operating expenses in the condensed consolidated statements of earnings. See below for discussion of Vive's loans receivable and related allowance for loan losses.
The following table shows the components of the accounts receivable allowance:

	Three Months Ended March 31,
(In Thousands)	2022	2021
Beginning Balance	$71,233	$56,364
Net Book Value of Accounts Written Off	(92,933)	(58,210)
Recoveries	9,659	13,107
Accounts Receivable Provision	88,548	36,496
Ending Balance	$76,507	$47,757
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
The Company records a provision for write-offs using the allowance method. The allowance method for lease merchandise write-offs estimates the merchandise losses incurred but not yet identified by management as of the end of the accounting period based on historical write-off experience. Other qualitative factors, such as current and forecasted customer payment trends, are considered in estimating the allowance. We believe government stimulus measures in the first half of 2021 contributed to the favorable payment trends we experienced following those measures. Given the significant uncertainty regarding the impacts of inflation, which has increased at a greater pace than seen in decades, and the COVID-19 pandemic on our business, a high level of estimation was involved in determining the allowance as of March 31, 2022. Actual lease merchandise write-offs may differ materially from the allowance as of March 31, 2022. If the recent increase in inflation continues in future periods, such a development may adversely impact our customers' ability to continue to make payments to the Company. For customer lease agreements that are past due, the Company's policy is to write-off lease merchandise after 120 days.

PROG HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table shows the components of the allowance for lease merchandise write-offs, which is included within lease merchandise, net in the condensed consolidated balance sheets:

	Three Months Ended March 31,
(In Thousands)	2022	2021
Beginning Balance	$54,367	$45,992
Net Book Value of Merchandise Written off	(47,134)	(27,954)
Recoveries	2,384	2,408
Provision for Write-offs	50,330	18,640
Ending Balance	$59,947	$39,086
Vendor Incentives and Rebates Provided to POS Partners
Progressive Leasing has agreements with some of its POS partners that require additional consideration to be paid to the POS partner, including payments for exclusivity, rebates based on lease volume originations generated through the POS partners, and payments to the POS partners for marketing or other development initiatives to promote additional lease originations through these POS partners. Payments made to POS partners as consideration for them providing exclusivity to Progressive Leasing for lease-to-own transactions with customers of the POS partner are expensed on a straight-line basis over the exclusivity term. Rebates are accrued over the period the POS partner is earning the rebate, which is typically based on quarterly or annual lease origination volumes. Payments made to POS partners for marketing or development initiatives are expensed on a straight-line basis over the period the POS partner is earning the funds or the specified marketing term. Progressive Leasing expensed $6.5 million and $4.1 million for such additional consideration to POS partners, during the three months ended March 31, 2022 and 2021, respectively. Expenses related to additional consideration provided to POS partners are classified within operating expenses in the condensed consolidated statements of earnings.
Loans Receivable, Net
Gross loans receivable primarily represents the principal balances of credit card charges at Vive's participating merchants that remain due from cardholders, plus unpaid interest and fees due from cardholders. The allowance and unamortized fees represent uncollectible amounts; merchant fee discounts, net of capitalized origination costs; promotional fee discounts; and deferred annual card fees. Loans receivable, net as of March 31, 2022 also includes $1.3 million of outstanding receivables from customers of Four.
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

PROG HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The Company calculates Vive's allowance for loan losses based on internal historical loss information and incorporates observable and forecasted macroeconomic data over a twelve-month reasonable and supportable forecast period. Incorporating macroeconomic data could have a material impact on the measurement of the allowance to the extent that forecasted data changes significantly, such as higher forecasted inflation and unemployment rates, and the observed significant market volatility associated with the COVID-19 pandemic. For any periods beyond the twelve-month reasonable and supportable forecast period described above, the Company reverts to using historical loss information on a straight-line basis over a period of six months and utilizes historical loss information for the remaining life of the portfolio. The Company may also consider other qualitative factors in estimating the allowance, as necessary. For the purposes of determining the allowance as of March 31, 2022, management considered other qualitative factors such as the beneficial impact of government stimulus measures to our customer base that were not fully factored into the macroeconomic forecasted data and also resulted in internal historical loss rates incorporated in Vive's baseline allowance estimate being lower than current forecasted loss rates. We believe those stimulus measures may have contributed to the favorable cardholder payment trends experienced at Vive in 2020 and 2021. The allowance for loan losses is maintained at a level considered appropriate to cover expected future losses of principal, interest and fees on active loans in the loans receivable portfolio. The appropriateness of the allowance is evaluated at each period end. If the recent increase in inflation continues in future periods, such a development may adversely impact our customers' ability to continue to make payments to the Company. To the extent that actual results differ from estimates of uncollectible loans receivable, including the significant uncertainties caused by rapidly increasing inflation and the COVID-19 pandemic, the Company's results of operations and liquidity may be materially affected.
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
Vive extends or declines credit to an applicant through its bank partners based upon the applicant's credit rating and other factors. Below is a summary of the credit quality of the Company's loan portfolio as of March 31, 2022 and December 31, 2021 by FICO score as determined at the time of loan origination:

FICO Score Category	March 31, 2022	December 31, 2021
600 or Less	8.1%	7.7%
Between 600 and 700	78.1%	78.0%
700 or Greater	12.2%	12.7%
No Score Identified	1.6%	1.6%

PROG HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Prepaid Expenses and Other Assets
Prepaid expenses and other assets consist of the following:

(In Thousands)	March 31, 2022	December 31, 2021
Prepaid Expenses	$30,571	$28,283
Prepaid Software Expenses	9,929	7,102
Unamortized Initial Direct Costs on Lease Agreement Originations	6,716	5,326
Prepaid Insurance	4,172	40
Other Assets	6,860	7,446
Prepaid Expenses and Other Assets	$58,248	$48,197
The Company incurs costs to implement cloud computing arrangements ("CCA") that are hosted by third-party vendors. Implementation costs associated with CCA are capitalized when incurred during the application development phase and are recorded within prepaid software expenses above. Amortization is calculated on a straight-line basis over the contractual term of the arrangement and is included within computer software expense as a component of operating expenses in the condensed consolidated statements of earnings.
Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consist of the following:

(In Thousands)	March 31, 2022	December 31, 2021
Accounts Payable	$14,466	$13,741
Accrued Salaries and Benefits	19,504	25,861
Accrued Sales and Personal Property Taxes	13,513	14,851
Income Taxes Payable	3,608	2,782
Uncertain Tax Positions[1]	50,019	48,451
Other Accrued Expenses and Liabilities	33,052	30,268
Accounts Payable and Accrued Expenses	$134,162	$135,954
1 The uncertain tax positions as of March 31, 2022, and December 31, 2021 are primarily related to the Company’s tax treatment of the $175.0 million settlement payment made in 2020 to the FTC as discussed in Note 10 and Note 11 to the consolidated financial statements in the 2021 Annual Report.
Debt
On November 24, 2020, the Company entered into a credit agreement with a consortium of lenders providing for a $350.0 million senior unsecured revolving credit facility (the "Revolving Facility"), under which revolving borrowings became available at the completion of the separation and distribution transaction through which the Company's historical Aaron's Business segment was spun-off into a separate company, and under which all borrowings and commitments will mature or terminate on November 24, 2025. The Company expects that the Revolving Facility will be used to provide for working capital and capital expenditures, to finance future permitted acquisitions, and for other general corporate purposes. The Company had no outstanding borrowings and $350.0 million total available credit under the Revolving Facility as of March 31, 2022 and December 31, 2021.
On November 26, 2021, the Company entered into an indenture in connection with an offering of $600 million aggregate principal amount of its 6.00% senior unsecured notes due 2029 (the "Senior Notes"). The Senior Notes were issued at 100% of their par value. The Senior Notes are general unsecured obligations of the Company and are guaranteed by certain of the Company’s existing and future domestic subsidiaries.
The net proceeds from the Senior Notes were used to fund the purchase price, and related fees and expenses, of the Company’s tender offer to purchase $425 million of the Company’s common stock as discussed in Note 12 to the consolidated financial statements in the 2021 Annual Report. The Company intends to use any remaining proceeds for future share repurchases or, to the extent the Company determines not to repurchase additional shares, for general corporate purposes.
At March 31, 2022, the Company was in compliance with all covenants related to its outstanding debt. See Note 9 to the consolidated financial statements in the 2021 Annual Report for further information regarding the Company's indebtedness.

PROG HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Goodwill
Goodwill represents the excess of the purchase price paid over the fair value of the identifiable net tangible and intangible assets acquired in connection with business acquisitions. Progressive Leasing and Four are the only reporting units with goodwill as of March 31, 2022. Impairment occurs when the carrying amount of goodwill is not recoverable from future cash flows. The Company’s goodwill is not amortized but is subject to an impairment test at the reporting unit level annually as of October 1 and more frequently if events or circumstances indicate that an impairment may have occurred. Factors which could necessitate an interim impairment assessment include a sustained decline in the Company’s stock price, prolonged negative industry or economic trends and significant underperformance relative to historical results, projected future operating results, or the Company failing to successfully execute on one or more elements of Progressive Leasing and/or Four's strategic plans. The Company completed its annual goodwill impairment test for Progressive Leasing and Four as of October 1, 2021 and concluded that no impairment had occurred. The Company determined that there were no events or circumstances that occurred during the three months ended March 31, 2022 that would more likely than not reduce the fair value of Progressive Leasing or Four below their carrying amounts.

PROG HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Shareholders' Equity
Changes in shareholders' equity for the three months ended March 31, 2022 and 2021 are as follows:

	Treasury Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Total Shareholders’ Equity
(In Thousands)	Shares	Amount	Shares	Amount
Balance, December 31, 2021	(25,638)	$(749,401)	82,079	$41,039	$332,244	$1,055,526	$679,408
Stock-Based Compensation	—	—	—	—	6,587	—	6,587
Reissued Shares	177	5,260	—	—	(7,776)	—	(2,516)
Repurchased Shares	(2,200)	(78,080)	—	—	—	—	(78,080)
Net Earnings	—	—	—	—	—	27,135	27,135
Balance, March 31, 2022	(27,661)	$(822,221)	82,079	$41,039	$331,055	$1,082,661	$632,534

	Treasury Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Total Shareholders’ Equity
(In Thousands)	Shares	Amount	Shares	Amount
Balance, December 31, 2020	(23,029)	$(613,881)	90,752	$45,376	$318,263	$1,236,378	$986,136
Stock-Based Compensation	—	—	—	—	4,163	—	4,163
Reissued Shares	216	3,671	—	—	(8,400)	—	(4,729)
Repurchased Shares	(589)	(28,102)	—	—	—	—	(28,102)
Net Earnings	—	—	—	—	—	79,488	79,488
Balance, March 31, 2021	(23,402)	$(638,312)	90,752	$45,376	$314,026	$1,315,866	$1,036,956

PROG HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Stock-Based Compensation
During the three months ended March 31, 2022, the Company issued 371,817 restricted stock units and 264,132 stock options to certain employees, and 349,053 performance share units to certain employees and third-parties, which vest over one to three-year periods for certain units and upon the achievement of specified performance conditions for other units. The weighted average fair value of the restricted stock and performance share awards was $29.16, which was based on the fair market value of the Company’s common stock on the date of grants. The weighted average fair value of the stock option awards was $10.89, which was based on a grant date value using a Black-Scholes-Merton option pricing model. The Company will recognize the grant date fair value of the restricted stock units and stock options as stock-based compensation expense over the requisite service period of one to three years. The Company will recognize the grant date fair value of the performance units as stock-based compensation expense over the estimated vesting period based on the Company's projected assessment of the performance conditions that are probable of being achieved in accordance with ASC 718, Stock-based Compensation.
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
Recent Accounting Pronouncements
Pending Adoption
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform: Facilitation of the Effects of Reference Rate Reform on Financial Reporting (Topic 848) ("ASU 2020-04"). The standard provides temporary guidance to ease the potential burden in accounting for reference rate reform primarily resulting from the discontinuation of the London Interbank Overnight ("LIBO") rate or another reference rate expected to be discontinued. Entities may apply the provisions of the new standard as of the beginning of the reporting period when the election is made. The provisions of this update are only available until December 31, 2022, when the reference rate replacement activity is expected to have completed. The Company's Revolving Facility currently references the LIBO rate for determining interest payable on outstanding borrowings. The amendments in ASU 2020-04 are elective and apply to all entities that have contracts referencing the LIBO rate. The new guidance provides an expedient which simplifies accounting analyses under current U.S. GAAP for contract modifications if the change is directly related to a change from the LIBO rate to a new interest rate index. The Company plans to amend the Revolving Facility agreement during 2022 to change the reference rate from LIBO to a new interest rate index. The Company does not expect the adoption of ASU 2020-04 to have a material impact to the Company's condensed consolidated financial statements or to any key terms of our Revolving Facility other than the discontinuation of the LIBO rate.

PROG HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 2. FAIR VALUE MEASUREMENT
Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table summarizes financial liabilities measured at fair value on a recurring basis:

(In Thousands)	March 31, 2022			December 31, 2021
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Deferred Compensation Liability	$—	$2,307	$—	$—	$2,423	$—
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
Four's loans receivable, net of an allowance for loan losses and unamortized fees, are included within loans receivable, net on the condensed consolidated balance sheet as of March 31, 2022 and approximated fair value based on a discounted cash flow methodology.
The Company's Senior Notes are carried at amortized cost on the condensed consolidated balance sheet and are measured at fair value for disclosure purposes. The fair value of the Senior Notes was derived from private quoted prices and has been classified as Level 2 in the fair value hierarchy.
The following table summarizes the fair value of the Company's debt and loans receivable held by Vive and Four:

(In Thousands)	March 31, 2022			December 31, 2021
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Senior Notes	$—	$555,000	$—	$—	$616,080	$—
Loans Receivable, Net	$—	$—	$154,835	$—	$—	$157,070

PROG HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 3. LOANS RECEIVABLE
The following is a summary of the Company’s loans receivable, net:

(In Thousands)	March 31, 2022	December 31, 2021
Loans Receivable, Gross	$169,145	$172,615
Unamortized Fees	(12,007)	(12,511)
Loans Receivable, Amortized Cost	157,138	160,104
Allowance for Loan Losses	(40,279)	(40,789)
Loans Receivable, Net of Allowances and Unamortized Fees[1]	$116,859	$119,315
1 Loans Receivable, Net of Allowances and Unamortized Fees attributable to Four was $1.3 million and $1.5 million as of March 31, 2022 and December 31, 2021, respectively.
The table below presents credit quality indicators of the amortized cost of the Company's loans receivable by origination year:

(In Thousands)
As of March 31, 2022	2022	2021	2020	2019	2018	Prior	Total
FICO Score Category:
600 or Less	$2,905	$7,387	$1,964	$505	$163	$50	$12,974
Between 600 and 700	23,409	68,498	20,702	5,771	1,795	2,608	122,783
700 or Greater	4,617	10,242	2,497	560	310	518	18,744
No Score Identified	2,637	—	—	—	—	—	2,637
Total Amortized Cost	$33,568	$86,127	$25,163	$6,836	$2,268	$3,176	$157,138
Included in the table below is an aging of the loans receivable, gross balance:

(Dollar Amounts in Thousands)
Aging Category	March 31, 2022	December 31, 2021
30-59 Days Past Due	5.9%	6.3%
60-89 Days Past Due	3.0%	3.1%
90 or More Days Past Due	4.3%	4.0%
Past Due Loans Receivable	13.2%	13.4%
Current Loans Receivable	86.8%	86.6%
Balance of Credit Card Loans on Nonaccrual Status	3,407	3,527
Balance of Loans Receivable 90 or More Days Past Due and Still Accruing Interest and Fees	$—	$—
The table below presents the components of the allowance for loan losses for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
(In Thousands)	2022	2021
Beginning Balance	$40,789	$42,127
Provision for Loan Losses	7,682	6,468
Charge-offs	(9,388)	(4,883)
Recoveries	1,196	944
Ending Balance	$40,279	$44,656

PROG HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 4. COMMITMENTS AND CONTINGENCIES
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
At March 31, 2022 and December 31, 2021, the Company had accrued an immaterial amount for pending legal and regulatory matters for which it believes losses are probable and the amount of the loss can be reasonably estimated. The Company records its best estimate of the loss to legal and regulatory liabilities in accounts payable and accrued expenses in the condensed consolidated balance sheets. The Company estimates that the aggregate range of reasonably possible loss in excess of accrued liabilities for such probable loss contingencies is immaterial. Those matters for which a probable loss cannot be reasonably estimated are not included within the estimated ranges.
At March 31, 2022, the Company estimated that the aggregate range of loss for all material pending legal and regulatory proceedings for which a loss is reasonably possible, but less likely than probable (i.e., excluding the contingencies described in the preceding paragraph), is immaterial. Those matters for which a reasonable estimate is not possible are not included within estimated ranges and, therefore, the estimated ranges do not represent the Company's maximum loss exposure. The Company’s estimates for legal and regulatory accruals, aggregate probable loss amounts and reasonably possible loss amounts, are all subject to the uncertainties and variables described above.
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

PROG HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Off-Balance Sheet Risk
The Company, through its Vive segment, has unconditionally cancellable unfunded lending commitments totaling approximately $499.0 million and $467.6 million as of March 31, 2022 and December 31, 2021, respectively, that do not give rise to revenues and cash flows. These unfunded commitments arise in the ordinary course of business from credit card agreements with individual cardholders that give them the ability to borrow, against unused amounts, up to the maximum credit limit assigned to their account. While these unfunded amounts represent the total available unused lines of credit, the Company does not anticipate that all cardholders will utilize their entire available line at any given point in time. Commitments to extend unsecured credit are agreements to lend to a cardholder so long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.
NOTE 5. SEGMENTS
As of March 31, 2022, the Company has two reportable segments: Progressive Leasing and Vive.
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
As discussed in Note 1 of the 2021 Annual Report, on June 25, 2021, the Company completed the acquisition of Four, an innovative Buy Now, Pay Later company that allows shoppers to pay for merchandise through four interest-free installments. Four is not a reportable segment for the three months ended March 31, 2022 as its revenues, loss before income taxes, and assets are not material to the Company's condensed consolidated financial results. The revenues, loss before income taxes, and assets within "other" below is primarily comprised of the operating activities of Four.
Disaggregated Revenue
The following table presents revenue by source and by segment for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31, 2022				Three Months Ended March 31, 2021
(In Thousands)	Progressive Leasing	Vive	Other	Total	Progressive Leasing	Vive	Other	Total
Lease Revenues and Fees[1]	$692,914	$—	$—	$692,914	$707,982	$—	$—	$707,982
Interest and Fees on Loans Receivable[2]	—	17,116	434	17,550	—	13,019	—	13,019
Total	$692,914	$17,116	$434	$710,464	$707,982	$13,019	$—	$721,001
1 Revenue within the scope of ASC 842, Leases.
2 Revenue within the scope of ASC 310, Receivables.

PROG HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Measurement of Segment Profit or Loss and Segment Assets
The Company evaluates performance and allocates resources based on revenues and earnings (loss) before income taxes from operations. The Company determines earnings (loss) before income tax expense for all reportable segments in accordance with U.S. GAAP. A portion of interest expense is allocated from the Progressive Leasing segment to the Vive segment based on the balance of outstanding intercompany debt.
The Company incurred various corporate overhead expenses for certain executive management, finance, treasury, tax, audit, legal, risk management, and other overhead functions during the three months ended March 31, 2022 and 2021. Corporate overhead expenses incurred are primarily reflected as expenses of the Progressive Leasing segment and an immaterial amount was allocated to the Vive segment. The allocation of corporate overhead costs to the Progressive Leasing and Vive segments is consistent with how the chief operating decision maker analyzed performance and allocated resources among the segments of the Company during the three months ended March 31, 2022 and 2021. The following is a summary of earnings before income tax expense by segment:

	Three Months Ended March 31,
(In Thousands)	2022	2021
Earnings Before Income Tax Expense:
Progressive Leasing	$42,081	$104,172
Vive	4,423	1,424
Other	(6,668)	—
Total Earnings Before Income Tax Expense	$39,836	$105,596
The following is a summary of total assets by segment:

(In Thousands)	March 31, 2022	December 31, 2021
Assets:
Progressive Leasing	$1,399,155	$1,445,612
Vive	146,227	149,628
Other	27,339	26,521
Total Assets	$1,572,721	$1,621,761

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Special Note Regarding Forward-Looking Information: Except for historical information contained herein, the matters set forth in this Form 10-Q are forward-looking statements. These statements are based on management’s current expectations and plans, which involve risks and uncertainties. Such forward-looking statements generally can be identified by the use of forward-looking terminology such as "anticipate," "believe," "could," "estimate," "expect," "intend," "plan," "project," "would," "should," and similar expressions. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the filing date of this Quarterly Report and which involve risks and uncertainties that may cause actual results to differ materially from those set forth in these statements. These risks and uncertainties include factors that could cause our actual results and financial condition to differ materially from those expressed or implied in our forward-looking statements. Such risks and uncertainties include, among others, those discussed in "Item 1A. Risk Factors" in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (the "2021 Annual Report"). Except as required by law, the Company undertakes no obligation to update these forward-looking statements to reflect subsequent events or circumstances after the filing date of this Quarterly Report.
The following discussion should be read in conjunction with the condensed consolidated financial statements as of and for the three months ended March 31, 2022 and 2021, including the notes to those statements, appearing elsewhere in this report. We also suggest that management’s discussion and analysis appearing in this report be read in conjunction with the management’s discussion and analysis and consolidated financial statements included in our 2021 Annual Report.
Business Overview
PROG Holdings, Inc. ("we," "our," "us," the "Company," or "PROG Holdings") is a financial technology holding company that provides leading financial solutions to empower consumers and retailers. PROG Holdings has two reportable segments: (i) Progressive Leasing, an e-commerce, app-based, and in-store point-of-sale solutions provider; and (ii) Vive Financial ("Vive"), an omnichannel provider of second-look revolving credit products.
Our Progressive Leasing segment provides consumers with lease-purchase solutions through its point-of-sale partner locations and e-commerce website partners in the United States (collectively, "POS partners") in 49 states, the District of Columbia and Puerto Rico. It does so by purchasing the merchandise from the POS partners desired by customers and, in turn, leasing that merchandise to the customers through a cancellable lease-to-own transaction. Progressive Leasing has no stores of its own, but rather offers lease-purchase solutions to the customers of traditional and e-commerce retailers.
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
On June 25, 2021, the Company completed the acquisition of Four Technologies, Inc. ("Four"), an innovative Buy Now, Pay Later company that allows shoppers to pay for merchandise through four interest-free installments. Four’s proprietary platform capabilities and its base of customers and retailers expand PROG Holdings’ ecosystem of financial technology offerings by introducing a payment solution that further diversifies the Company's consumer fintech offerings. Shoppers use Four to purchase furniture, clothing, electronics, health and beauty products, footwear, jewelry, and other consumer goods from retailers across the United States. Four is not expected to be a reportable segment in 2022 as its revenues, loss before income taxes, and assets are not expected to be material to the Company's consolidated financial results in 2022.

COVID-19 Pandemic
On March 11, 2020, the World Health Organization declared the outbreak of COVID-19 a pandemic. Since then, the COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains and increased unemployment levels. Although the temporary showroom and/or store closures or reduced hours and scope of operations that many of our POS partners experienced during portions of 2020 and 2021 generally have eased, the significant increase in COVID-19 cases from the Omicron variant during the first quarter of 2022 resulted in many of our POS partners temporarily resuming such measures during the first half of the quarter. In addition, other pandemic-related factors continue to unfavorably impact many of our POS partners, including supply chain disruptions resulting in shortages of available products at certain POS partners, primarily in the appliance, electronics and furniture categories. These pandemic-related developments may have an unfavorable impact on Progressive Leasing’s generation of new lease agreements and Vive's generation of new loans and revenues in future periods. During the first quarter of 2022, we experienced an unfavorable impact to our Gross Merchandise Volume ("GMV") primarily due to the significant increase in COVID-19 infections caused by the Omicron variant, resulting in our POS partners taking the steps described above, as well as significant increases in employee absenteeism, and a decline in customer traffic and supply chain disruptions for many of our POS partners.
The COVID-19 pandemic may adversely impact our business, results of operations, financial condition, liquidity and/or cash flow in future periods. The extent of any such adverse impacts will depend on future developments, which are highly uncertain and cannot be predicted, including (i) the length and severity of the pandemic, including, for example, the emergence of contagious and harmful variants of COVID-19 and localized outbreaks or additional waves of COVID-19 cases; (ii) the impact of any such outbreaks on our customers, POS partners, and employees; (iii) the nature of any government orders issued in response to such outbreaks, and/or self-imposed restrictions on operations being implemented by our POS partners; (iv) the effectiveness, availability and level of use of vaccines; and (v) whether there is any additional government stimulus in response to the pandemic, as well as the nature, timing and amount of such stimulus payments.
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
Customer payment delinquencies and uncollectible renewal payments experienced within our Progressive Leasing segment during the first quarter of 2022 were higher than levels experienced in recent pre-pandemic periods. Customer payment delinquencies within our Vive segment were unfavorable during the first quarter of 2022 as compared to the first quarter of 2021, but still more favorable than typical pre-pandemic delinquency levels. We cannot be certain that our customers will continue making their payments to the Company at current levels. We may continue to experience customer payment delinquencies and associated write-offs at levels higher than typical pre-pandemic levels due to the expiration of the government stimulus payments and enhanced unemployment benefits and child tax credits that were implemented in response to the COVID-19 pandemic, other adverse economic impacts arising out of the pandemic, and/or the rate of increase in inflation in recent months to levels not seen in decades. Those and other factors may adversely impact our customers' ability to make payments owed to the Company, and may have an unfavorable impact on our financial performance.

Highlights
The following summarizes significant financial highlights from the three months ended March 31, 2022:
•We reported revenues of $710.5 million, a decrease of 1.5% compared to the first quarter of 2021. The decrease in revenues was primarily due to an increase in customer payment delinquencies and uncollectible renewal payments, as well as a decrease in customers exercising early lease buyout options, as compared to the stronger customer payment activity and historically low delinquencies we experienced during the first quarter of 2021.
•GMV decreased in the first quarter of 2022 compared to the same period in the prior year, resulting from the unfavorable impact that the significant increase in COVID-19 cases driven by the Omicron variant had on our POS partners in the first half of the quarter, partially offset by increased penetration in e-commerce. In the first quarter of 2022, GMV generated through e-commerce platforms represented 15.9% of Progressive Leasing's total GMV, compared to 14.3% in the first quarter of 2021.
•Earnings before income taxes decreased to $39.8 million compared to $105.6 million in the same period in 2021. The decrease was primarily driven by an increase of $31.7 million in the provision for lease merchandise write-offs, as a result of higher customer payment delinquencies and write-offs, as compared to the strong customer payment activity and historically low lease merchandise charge-offs we experienced during the first quarter of 2021. The decrease was also driven by a $22.5 million increase in operating expenses, as compared to the first quarter of 2021, and an additional $9.1 million of interest expense related to the Senior Notes issued in November 2021.
Key Operating Metrics
Gross Merchandise Volume. We believe GMV is a key performance indicator of our Progressive Leasing and Vive segments, as it provides the total value of new lease and loan originations written into our portfolio over a specified time period. GMV does not represent revenues earned by the Company, but rather is a leading indicator we use in forecasting revenues the Company may earn in the short-term. Progressive Leasing's GMV is defined as the retail price of merchandise acquired by Progressive Leasing, which it then expects to lease to its customers. Vive GMV is defined as gross loan originations.
The following table presents our GMV for the Company for the periods presented:

	Three Months Ended March 31,		Change
(Unaudited and In Thousands)	2022	2021	$	%
Progressive Leasing	$504,462	$510,046	$(5,584)	(1.1)%
Vive	42,614	55,898	(13,284)	(23.8)
Other	7,086	—	7,086	nmf
Total GMV	$554,162	$565,944	$(11,782)	(2.1)%
nmf—Calculation is not meaningful
We believe the decrease in Progressive Leasing and Vive GMV was primarily driven by supply chain disruptions, store closures and reduced consumer traffic for our POS partners in the first quarter of 2022, primarily as a result of the significant increase in COVID-19 cases caused by the Omicron variant during the first half of the quarter, and also by the expiration of government stimulus payments and enhanced unemployment benefits in the second half of 2021 that existed in the first quarter of 2021. The decrease in Progressive Leasing's GMV from those factors was partially offset by continued growth from e-commerce channels. E-commerce channels generated 15.9% of Progressive Leasing's GMV in the first quarter of 2022 compared to 14.3% in the first quarter of 2021.

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

As of March 31 (Unaudited)	2022	2021
Active Customer Count:
Progressive Leasing	974,000	878,000
Vive	88,000	74,000
Other	17,000	—
Total Active Customer Count	1,079,000	952,000
The increase in the number of Progressive Leasing customers was primarily due to a large number of customers electing to exercise early lease buyouts in the first quarter of 2021, which reduced our active customer count for the three months ended March 31, 2021. The increase in the number of Vive customers was primarily driven by strong GMV growth in 2021.
Key Components of Earnings Before Income Taxes
In this MD&A section, we review our condensed consolidated results. For the three months ended March 31, 2022 and the comparable prior year period, some of the key revenue, cost and expense items that affected earnings before income taxes were as follows:
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

Results of Operations – Three months ended March 31, 2022 and 2021

	Three Months Ended March 31,		Change
(In Thousands)	2022	2021	$	%
REVENUES:
Lease Revenues and Fees	$692,914	$707,982	$(15,068)	(2.1)%
Interest and Fees on Loans Receivable	17,550	13,019	4,531	34.8
	710,464	721,001	(10,537)	(1.5)
COSTS AND EXPENSES:
Depreciation of Lease Merchandise	497,011	505,057	(8,046)	(1.6)
Provision for Lease Merchandise Write-Offs	50,330	18,640	31,690	170.0
Operating Expenses	113,658	91,196	22,462	24.6
	660,999	614,893	46,106	7.5
OPERATING PROFIT	49,465	106,108	(56,643)	(53.4)
Interest Expense	(9,629)	(512)	(9,117)	nmf
EARNINGS BEFORE INCOME TAX EXPENSE	39,836	105,596	(65,760)	(62.3)
INCOME TAX EXPENSE	12,701	26,108	(13,407)	(51.4)
NET EARNINGS	$27,135	$79,488	$(52,353)	(65.9)%
nmf—Calculation is not meaningful
Revenues
Information about our revenues by source and reportable segment is as follows:

	Three Months Ended March 31, 2022				Three Months Ended March 31, 2021
(In Thousands)	Progressive Leasing	Vive	Other	Total	Progressive Leasing	Vive	Other	Total
Lease Revenues and Fees	$692,914	$—	$—	$692,914	$707,982	$—	$—	$707,982
Interest and Fees on Loans Receivable	—	17,116	434	17,550	—	13,019	—	13,019
Total	$692,914	$17,116	$434	$710,464	$707,982	$13,019	$—	$721,001
The decrease in Progressive Leasing revenues was primarily due to an increase in customer payment delinquencies and uncollectible renewal payments for Progressive Leasing, as compared to the strong customer payment activity and historically low delinquencies it experienced during the first quarter of 2021. The provision for uncollectible renewal payments, which is recorded as a reduction to lease revenues and fees, was $88.5 million in the first quarter of 2022 compared to $36.5 million in the first quarter of 2021. Lease revenues and fees was also lower as a result of fewer customers electing to exercise early lease buyouts in the first quarter of 2022, as compared to the first quarter of 2021, and a 1.1% decrease in GMV. We believe the decrease in early lease buyouts was primarily the result of the expiration of the government stimulus and enhanced unemployment benefits that existed in the first quarter of 2021. These declines were partially offset by growth in the lease portfolio and an increase in GMV generated through e-commerce platforms, which represented 15.9% of total Progressive Leasing GMV in the first quarter of 2022, compared to 14.3% in the first quarter of 2021. The increase in Vive revenues was primarily due to higher loans receivable driven by strong GMV growth in 2021.

Operating Expenses
Information about certain significant components of operating expenses for the first quarter of 2022 as compared to the first quarter of 2021 is as follows:

	Three Months Ended March 31,		Change
(In Thousands)	2022	2021	$	%
Personnel Costs[1]	$53,585	$44,217	$9,368	21.2%
Stock-Based Compensation	6,623	4,163	2,460	59.1
Occupancy Costs	1,604	1,382	222	16.1
Advertising	4,504	2,920	1,584	54.2
Professional Services	5,440	4,347	1,093	25.1
Sales Acquisition Expense[2]	5,834	4,902	932	19.0
Computer Software Expense[3]	6,596	4,110	2,486	60.5
Other Sales, General and Administrative Expense	13,308	10,867	2,441	22.5
Sales, General and Administrative Expense[4]	97,494	76,908	20,586	26.8
Provision for Loan Losses	7,682	6,468	1,214	18.8
Depreciation and Amortization	8,482	7,820	662	8.5
Operating Expenses	$113,658	$91,196	$22,462	24.6%
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
4 Progressive Leasing's sales, general and administrative expense was $85.9 million and $72.0 million during the three months ended March 31, 2022 and 2021, respectively.
The increase in personnel costs of $9.4 million was driven by an increase of $7.4 million and $0.5 million at Progressive Leasing and Vive, respectively, resulting from wage increases and promotions, as well as additional hiring to support our growth in the business. An additional $1.5 million in personnel costs was attributable to the acquisition and growth of Four, and other strategic initiatives started by the Company in 2021.
Stock-based compensation increased $2.5 million as a result of awards granted to personnel hired to support our growth and new business initiatives.
Advertising expenses increased $1.6 million primarily due to Progressive Leasing's efforts to continue growing GMV from existing POS partners and to further expand into e-commerce, combined with reduced marketing efforts in the first quarter of 2021 due to cost cutting measures implemented in response to the COVID-19 pandemic.
Computer software expense increased $2.5 million compared to the prior year quarter primarily due to an increase in non-capitalizable software project costs at Progressive Leasing and for new strategic initiatives started by the Company in 2021, and increased software licensing costs related to the growth of the Company.
Other Costs and Expenses
Depreciation of lease merchandise. Depreciation of lease merchandise decreased by 1.6% due to the large number of customers exercising 90-day and other early lease buyout elections in the first quarter of 2021. As a percentage of total lease revenues and fees, depreciation of lease merchandise increased to 71.7% from 71.3% in the prior year quarter, primarily due to an increase in uncollectible renewal payments in the first quarter of 2022 compared to 2021.
Provision for lease merchandise write-offs. The provision for lease merchandise write-offs increased $31.7 million due to higher customer payment delinquencies and write-offs in the first quarter of 2022, compared to the strong customer payment activity and historically low lease merchandise write-offs we experienced during the first quarter of 2021. Given the significant economic uncertainty resulting from the rate of the increase in inflation experienced in recent months, and the impacts of the COVID-19 pandemic, including for example, possible spikes in COVID-19 cases due to the Omicron BA.2 subvariant or other new variants or subvariants, and the potential effects of such developments on our customers and business going forward, a high level of estimation was involved in determining the allowance as of March 31, 2022. Actual lease merchandise write-offs could differ materially from the allowance.

The provision for lease merchandise write-offs as a percentage of lease revenues increased to 7.3% in the first quarter of 2022 from 2.6% in the same period in 2021, as a result of higher customer payment delinquencies and write-offs in 2022 as compared to the strong customer payment activity and historically low lease merchandise write-offs we experienced in 2021.
Earnings Before Income Tax Expense
Information about our earnings before income tax expense by reportable segment is as follows:

	Three Months Ended March 31,		Change
(In Thousands)	2022	2021	$	%
EARNINGS BEFORE INCOME TAX EXPENSE:
Progressive Leasing	$42,081	$104,172	$(62,091)	(59.6)%
Vive	4,423	1,424	2,999	210.6
Other	(6,668)	—	(6,668)	nmf
Total Earnings Before Income Tax Expense	$39,836	$105,596	$(65,760)	(62.3)%
nmf—Calculation is not meaningful
The $6.7 million loss before income tax expense within "Other" primarily relates to our Four operations. Factors impacting the change in earnings before income taxes are discussed above.
Income Tax Expense
Income tax expense decreased to $12.7 million for the three months ended March 31, 2022 compared to $26.1 million in the prior year comparable period due to lower earnings before income taxes. The effective tax rate for the three months ended March 31, 2022 was 31.9% compared to the effective tax rate of 24.7% for the same period in the prior year. The increase in the effective tax rate was primarily driven by discrete income tax expense related to the Company's uncertain tax position liabilities and the employee stock-based compensation vesting event that occurred in the first quarter of 2022.

Overview of Financial Position
The major changes in the condensed consolidated balance sheet from December 31, 2021 to March 31, 2022 include:
•Cash and cash equivalents increased $13.9 million to $184.0 million during the three months ended March 31, 2022. For additional information, refer to the "Liquidity and Capital Resources" section below.
•Lease merchandise, net of accumulated depreciation and allowances, decreased $68.8 million due primarily to a decrease in GMV of 18.9% from the fourth quarter of 2021.
•Loans receivable, net of allowances and unamortized fees, decreased $2.5 million due to a decrease in loan originations with Vive's POS partners.
•Prepaid expenses and other assets increased $10.1 million due primarily to an increase in prepaid software of $2.8 million and prepaid insurance of $4.1 million.

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
Our capital requirements have been financed through:
•cash flows from operations;
•private debt offerings;
•bank debt; and
•stock offerings.
As of March 31, 2022, the Company had $184.0 million of cash, $350.0 million of availability under the Revolving Facility, and $600.0 million of indebtedness.
Cash Provided by Operating Activities
Cash provided by operating activities was $98.3 million and $167.1 million during the three months ended March 31, 2022 and 2021, respectively. The $68.8 million decrease in operating cash flows was driven by a reduction in customer payment activity compared to the prior year quarter, primarily due to lower customer delinquencies and a large number of customers exercising early lease buyout options in the first quarter of 2021 as compared to 2022, resulting in a $65.5 million decrease in cash provided by the change in accounts receivable compared to the prior year period. The decrease in cash provided by operating activities is also a result of changes in certain working capital accounts, including, a decrease of $10.7 million in accounts payable and accrued expenses. The change was partially offset by a $10.6 million decrease in purchases of lease merchandise by Progressive Leasing during the three months ended March 31, 2022 compared to the same period in 2021. Other changes in cash provided by operating activities are discussed above in our discussion of results for the three months ended March 31, 2022.
Cash Used in Investing Activities
Cash used in investing activities was $5.6 million and $19.7 million during the three months ended March 31, 2022 and 2021, respectively. The $14.1 million decrease in investing cash outflows in the first quarter of 2022 as compared to the same period in 2021 was primarily due to a $6.4 million decrease in cash outflows for investments in loans receivables due to a 23.8% decrease in Vive GMV compared to the first quarter of 2021. Additionally, proceeds from loans receivable increased $8.2 million, which was driven by Vive's loan portfolio growth during 2021.
Cash Used in Financing Activities
Cash used in financing activities was $78.9 million during the three months ended March 31, 2022 compared to $32.8 million during the same period in 2021. Cash used in financing activities in the first quarter of 2022 was primarily used for the Company's repurchase of its common stock totaling $78.1 million compared to $28.1 million in the same period in prior year.
Share Repurchases
We purchase our stock in the market from time to time as authorized by our Board of Directors. On November 3, 2021, the Company announced that its Board of Directors had authorized a new $1 billion share repurchase program that replaced the previous $300 million repurchase program. The Company repurchased 2,200,381 shares for $78.1 million during the three months ended March 31, 2022. As of March 31, 2022, we had the authority to purchase additional shares up to our remaining authorization limit of $482.8 million.

As of April 26, 2022, we repurchased an additional 524,540 shares of common stock for $14.7 million subsequent to March 31, 2022.
Debt Financing
On November 24, 2020, the Company entered into a credit agreement with a consortium of lenders providing for a $350.0 million senior unsecured revolving credit facility, under which revolving borrowings became available on the date of the completion of the separation and distribution transaction pursuant to which our former Aaron's Business segment was spun-off into a separate publicly-traded company, and under which all borrowings and commitments will mature or terminate on November 24, 2025.
As of March 31, 2022, the Company had no outstanding balance and $350.0 million remaining available for borrowings on the Revolving Facility. The Revolving Facility includes an uncommitted incremental facility increase option ("Incremental Facilities") which, subject to certain terms and conditions, permits the Company at any time prior to the maturity date to request an increase in extensions of credit available thereunder by an aggregate additional principal amount of up to $300.0 million.
Our Revolving Facility contains certain financial covenants, which include requirements that the Company maintain ratios of (i) total net debt to EBITDA of no more than 2.50:1.00 and (ii) consolidated interest coverage of no less than 3.00:1.00. The Company will be in default under the Revolving Facility if it fails to comply with these covenants, and all borrowings outstanding may become due immediately. Additionally, under the Revolving Facility, if the total net debt to EBITDA, as defined by the Revolving Facility, exceeds 1.25, the revolver becomes fully secured for the remaining duration of the Revolving Facility term. The Revolving Facility is unsecured as of March 31, 2022. At March 31, 2022, we were in compliance with the financial covenants set forth in the Revolving Facility and believe that we will continue to be in compliance in the future.
On November 26, 2021, the Company entered into an indenture in connection with its offering of $600 million aggregate principal amount of its senior unsecured notes due 2029. The Senior Notes were issued at 100.0% of their par value with a stated fixed annual interest rate of 6.00%. Interest accrues on the outstanding balance and is payable semi-annually. The Senior Notes are general unsecured obligations of the Company and are guaranteed by certain of the Company's existing and future domestic subsidiaries.
The indenture discussed above contains various other covenants and obligations to which the Company and its subsidiaries are subject to while the Senior Notes are outstanding. The covenants in the indenture may limit the extent to which, or the ability of the Company and its subsidiaries to, among other things: (i) incur additional debt and guarantee debt; (ii) pay dividends or make other distributions or repurchase or redeem capital stock; (iii) prepay, redeem or repurchase certain debt; (iv) issue certain preferred stock or similar equity securities; (v) make loans and investments; (vi) sell assets; (vii) incur liens; (viii) enter into transactions with affiliates; (ix) enter into agreements restricting the ability of the Company’s subsidiaries to pay dividends; and (x) consolidate, merge or sell all or substantially all of the Company’s assets. The indenture also contains customary events of default for transactions of this type and amount. We were in compliance with these covenants at March 31, 2022 and believe that we will continue to be in compliance in the future.
Commitments
Income Taxes
During the three months ended March 31, 2022, we made net tax payments of $4.2 million. Within the next nine months, we anticipate making estimated tax payments of $31.8 million for United States federal income taxes and state income taxes.
Deferred income tax liabilities as of March 31, 2022 were $152.4 million. Deferred income tax liabilities are calculated based on temporary differences between the tax basis of assets and liabilities and their respective book basis, which will result in taxable amounts in future years when the liabilities are settled at their reported financial statement amounts. The results of these calculations do not have a direct connection with the amount of cash taxes to be paid in any future periods. As a result, scheduling deferred income tax liabilities as payments due by period could be misleading because this scheduling would not necessarily relate to liquidity needs.
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

Contractual Obligations and Commitments
Future interest payments on the Company's variable-rate debt are based on a rate per annum equal to, at our option, (i) the London Interbank Overnight ("LIBO") rate plus a margin within the range of 1.5% to 2.5% for revolving loans, based on total leverage, or the administrative agent's base rate plus a margin ranging from 0.5% to 1.5%, as specified in the agreement. Future interest payments related to our Revolving Facility are based on the borrowings outstanding at that time. Future interest payments may be different depending on future borrowing activity and interest rates. The Company had no outstanding borrowings under the Revolving Facility as of March 31, 2022.
On November 26, 2021, the Company issued $600 million aggregate principal amount of Senior Notes that bear a fixed annual interest rate of 6.00%. Interest accrues on the outstanding balance and is payable semi-annually. The Senior Notes will mature on November 15, 2029.
The Company has no long-term commitments to purchase merchandise nor does it have significant purchase agreements that specify minimum quantities or set prices that exceed our expected requirements for three months.
Unfunded Lending Commitments
The Company, through its Vive business, has unconditionally cancellable unfunded lending commitments totaling approximately $499.0 million and $467.6 million as of March 31, 2022 and December 31, 2021, respectively, that do not give rise to revenues and cash flows. These unfunded commitments arise in the ordinary course of business from credit card agreements with individual cardholders that give them the ability to borrow, against unused amounts, up to the maximum credit limit assigned to their account. While these unfunded amounts represented the total available unused lines of credit, the Company does not anticipate that all cardholders will utilize their entire available line at any given point in time. Commitments to extend unsecured credit are agreements to lend to a cardholder so long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.
Critical Accounting Policies
Refer to the 2021 Annual Report.
Recent Accounting Pronouncements
Refer to Note 1 to the condensed consolidated financial statements for a discussion of recently issued accounting pronouncements, including pronouncements that were adopted in the current year.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As of March 31, 2022, we had no outstanding borrowings under our Revolving Facility. Borrowings under the Revolving Facility are indexed to the LIBO rate or the prime rate, which exposes us to the risk of increased interest costs if interest rates rise. Based on the fact that the Company had no variable-rate debt outstanding as of March 31, 2022, a hypothetical 1.0% increase or decrease in interest rates would not affect interest expense.
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
Changes in Internal Control Over Financial Reporting.
There were no changes in the Company’s internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, during the three months ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION
ITEM 1.LEGAL PROCEEDINGS
From time to time, we are party to various legal proceedings arising in the ordinary course of business. While any proceeding contains an element of uncertainty, we do not currently believe that any of the outstanding legal proceedings to which we are a party will have a material adverse impact on our business, financial position or results of operations. However, an adverse resolution of a number of these items may have a material adverse impact on our business, financial position or results of operations. For further information, see Note 4 in the accompanying condensed consolidated financial statements under the heading "Legal and Regulatory Proceedings," which discussion is incorporated by reference in response to this Item 1.
ITEM 1A.RISK FACTORS
The Company does not have any updates to its risk factors disclosure from that previously reported in the 2021 Annual Report.
ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table presents our share repurchase activity for the three months ended March 31, 2022:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs [1]
January 1, 2022 through January 31, 2022	937,234	$41.24	937,234	$522,221,102
February 1, 2022 through February 28, 2022	340,863	39.01	340,863	508,923,313
March 1, 2022 through March 31, 2022	922,284	28.33	922,284	482,794,222
Total	2,200,381		2,200,381
1 Share repurchases are conducted under authorizations made from time to time by the Company’s Board of Directors. The authorization effective November 3, 2021, provided the Company with the ability to repurchase shares up to a maximum amount of $1 billion. Subject to the terms of the Board's authorization and applicable law, repurchases may be made at such times and in such amounts as the Company deems appropriate. Repurchases may be discontinued at any time.
ITEM 3.DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.OTHER INFORMATION
None.

ITEM 6.EXHIBITS

EXHIBIT NO.	DESCRIPTION OF EXHIBIT

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from this Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in Inline XBRL (included in Exhibit 101)

*Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROG Holdings, Inc.
(Registrant)

Date:	April 27, 2022	By:	/s/ BRIAN GARNER
Brian Garner
Chief Financial Officer
(Principal Financial Officer)

Date:	April 27, 2022	By:	/s/ MATT SEWELL
Matt Sewell
Vice President, Financial Reporting
(Principal Accounting Officer)