Form 10-Q
period 2022-06-30
PROG Holdings, Inc.
filed 2022-07-27
CIK 1808834

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ________________________________
 FORM 10-Q
________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED June 30, 2022
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

Large Accelerated Filer	☒		Accelerated Filer	☐

Non-Accelerated Filer	☐	(Do not check if a smaller reporting company)	Smaller Reporting Company	☐

Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act				☐
    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
    Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class	Shares Outstanding as of July 22, 2022
Common Stock, $0.50 Par Value	50,469,105

PROG HOLDINGS, INC.

PART I – FINANCIAL INFORMATION
ITEM 1.FINANCIAL STATEMENTS
PROG HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	June 30, 2022	December 31, 2021
	(In Thousands, Except Share Data)
ASSETS:
Cash and Cash Equivalents	$127,340	$170,159
Accounts Receivable (net of allowances of $81,898 in 2022 and $71,233 in 2021)	69,671	66,270
Lease Merchandise (net of accumulated depreciation and allowances of $509,646 in 2022 and $463,929 in 2021)	615,256	714,055
Loans Receivable (net of allowances and unamortized fees of $52,749 in 2022 and $53,300 in 2021)	123,578	119,315
Property and Equipment, Net	25,429	25,648
Operating Lease Right-of-Use Assets	15,501	17,488
Goodwill	306,212	306,212
Other Intangibles, Net	125,859	137,305
Income Tax Receivable	13,199	14,352
Deferred Income Tax Assets	2,760	2,760
Prepaid Expenses and Other Assets	53,585	48,197
Total Assets	$1,478,390	$1,621,761
LIABILITIES & SHAREHOLDERS’ EQUITY:
Accounts Payable and Accrued Expenses	$125,964	$135,954
Deferred Income Tax Liability	145,569	146,265
Customer Deposits and Advance Payments	36,197	45,070
Operating Lease Liabilities	23,572	25,410
Debt	590,317	589,654
Total Liabilities	921,619	942,353
Commitments and Contingencies (Note 4)
SHAREHOLDERS' EQUITY:
Common Stock, Par Value $0.50 Per Share: Authorized: 225,000,000 Shares at June 30, 2022 and December 31, 2021; Shares Issued: 82,078,654 at June 30, 2022 and December 31, 2021	41,039	41,039
Additional Paid-in Capital	332,823	332,244
Retained Earnings	1,102,145	1,055,526
	1,476,007	1,428,809
Less: Treasury Shares at Cost
Common Stock: 31,513,117 Shares at June 30, 2022 and 25,638,057 at December 31, 2021	(919,236)	(749,401)
Total Shareholders’ Equity	556,771	679,408
Total Liabilities & Shareholders’ Equity	$1,478,390	$1,621,761
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

PROG HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In Thousands, Except Per Share Data)
REVENUES:
Lease Revenues and Fees	$631,344	$646,048	$1,324,258	$1,354,030
Interest and Fees on Loans Receivable	18,100	13,923	35,650	26,942
	649,444	659,971	1,359,908	1,380,972
COSTS AND EXPENSES:
Depreciation of Lease Merchandise	439,113	439,658	936,124	944,715
Provision for Lease Merchandise Write-offs	61,788	31,258	112,118	49,898
Operating Expenses	111,606	96,745	225,264	187,941
	612,507	567,661	1,273,506	1,182,554
OPERATING PROFIT	36,937	92,310	86,402	198,418
Interest Expense	(9,608)	(436)	(19,237)	(948)
EARNINGS BEFORE INCOME TAX EXPENSE	27,329	91,874	67,165	197,470
INCOME TAX EXPENSE	7,845	23,037	20,546	49,145
NET EARNINGS	$19,484	$68,837	$46,619	$148,325
EARNINGS PER SHARE
Basic	$0.37	$1.03	$0.86	$2.20
Assuming Dilution	$0.37	$1.02	$0.86	$2.19

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	52,880	67,011	54,134	67,368
Assuming Dilution	52,961	67,329	54,326	67,792
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

PROG HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2022	2021
	(In Thousands)
OPERATING ACTIVITIES:
Net Earnings	$46,619	$148,325
Adjustments to Reconcile Net Earnings to Cash Provided by Operating Activities:
Depreciation of Lease Merchandise	936,124	944,715
Other Depreciation and Amortization	17,021	14,247
Provisions for Accounts Receivable and Loan Losses	201,980	87,114
Stock-Based Compensation	9,040	8,137
Deferred Income Taxes	(696)	11,001
Non-Cash Lease Expense	549	464
Other Changes, Net	(3,748)	(1,180)
Changes in Operating Assets and Liabilities, Net of Effects of Acquisitions:
Additions to Lease Merchandise	(951,751)	(974,271)
Book Value of Lease Merchandise Sold or Disposed	114,427	52,089
Accounts Receivable	(188,921)	(72,070)
Prepaid Expenses and Other Assets	(5,216)	106
Income Tax Receivable and Payable	(571)	(20)
Operating Lease Right-of-Use Assets and Liabilities	(401)	(895)
Accounts Payable and Accrued Expenses	(9,841)	23,552
Customer Deposits and Advance Payments	(8,873)	(2,473)
Cash Provided by Operating Activities	155,742	238,841
INVESTING ACTIVITIES:
Investments in Loans Receivable	(92,741)	(94,129)
Proceeds from Loans Receivable	76,244	62,938
Outflows on Purchases of Property and Equipment	(5,494)	(4,781)
Proceeds from Property and Equipment	17	45
Proceeds (Outflows) from Acquisitions of Businesses	7	(22,749)
Cash Used in Investing Activities	(21,967)	(58,676)
FINANCING ACTIVITIES:
Acquisition of Treasury Stock	(176,475)	(77,196)
Tender Offer Shares Repurchased and Retired	199	—
Issuance of Stock Under Stock Option Plans	663	2,856
Shares Withheld for Tax Payments	(2,516)	(4,921)
Debt Issuance Costs	1,535	—
Cash Used in Financing Activities	(176,594)	(79,261)
(Decrease) Increase in Cash and Cash Equivalents	(42,819)	100,904
Cash and Cash Equivalents at Beginning of Period	170,159	36,645
Cash and Cash Equivalents at End of Period	$127,340	$137,549
Net Cash Paid During the Period:
Interest	$17,085	$435
Income Taxes	$19,475	$23,539
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

PROG HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. BASIS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
As described elsewhere in this Quarterly Report on Form 10-Q, the Coronavirus Disease ("COVID-19") pandemic and the rampant increase in inflation has led to significant market uncertainty and disruption and has impacted many aspects of our businesses and operations, directly and indirectly. Throughout these notes to the condensed consolidated financial statements, the impacts of the COVID-19 pandemic and inflation on the financial results for the three and six months ended June 30, 2022 and 2021 have been identified under the respective sections. For a discussion of customer payment trends and significant estimates made by management regarding allowances for lease merchandise, accounts receivable, and loans receivable, as well as the impacts COVID-19 and supply chain disruptions had on generating new lease and loan originations during the three and six months ended June 30, 2022 and 2021, see Item 2. "Management’s Discussion and Analysis of Financial Condition and Results of Operations," including the "COVID-19 Pandemic," "Results of Operations," and "Liquidity and Capital Resources" below.
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
On June 25, 2021, the Company completed the acquisition of Four Technologies, Inc. ("Four"), an innovative Buy Now, Pay Later company that allows shoppers to pay for merchandise through four interest-free installments. Four’s proprietary platform capabilities and its base of customers and retailers expand PROG Holdings’ ecosystem of financial technology offerings by introducing a payment solution that further diversifies the Company's consumer fintech offerings. Shoppers use Four to purchase furniture, clothing, electronics, health and beauty products, footwear, jewelry, and other consumer goods from retailers across the United States. Four is not a reportable segment for the three and six month periods ended June 30, 2022 and 2021 as its revenues, loss before income taxes, and assets are not material to the Company's condensed consolidated financial results.
Basis of Presentation
The preparation of the Company's condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States ("U.S. GAAP") for interim financial information requires management to make estimates and assumptions that affect the amounts reported in these condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Management does not believe these estimates or assumptions will change significantly in the future absent unidentified and unforeseen events, such as possible direct or indirect impacts associated with the COVID-19 pandemic and/or increasing inflation.
The accompanying unaudited condensed consolidated financial statements do not include all information required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments, which are of a normal recurring nature, considered necessary for a fair presentation have been included in the accompanying unaudited condensed consolidated financial statements. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2021 (the "2021 Annual Report") filed with the United States Securities and Exchange Commission on February 23, 2022. The results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of operating results for the full year.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(Shares In Thousands)	2022	2021	2022	2021
Weighted Average Shares Outstanding	52,880	67,011	54,134	67,368
Dilutive Effect of Share-Based Awards	81	318	192	424
Weighted Average Shares Outstanding Assuming Dilution	52,961	67,329	54,326	67,792
Approximately 1,546,000 and 1,316,000 weighted-average share-based awards were excluded from the computation of earnings per share assuming dilution during the three and six months ended June 30, 2022, respectively, as the awards would have been anti-dilutive for the periods presented.
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
All of Progressive Leasing's customer agreements are considered operating leases. The Company maintains ownership of the lease merchandise until all payment obligations are satisfied under the lease ownership agreements. Initial lease payments made by the customer upon lease execution are recognized as deferred revenue and are amortized as lease revenue over the estimated lease term on a straight-line basis. All other customer lease billings are earned prior to the lease payment due date and are recorded net of related sales taxes as earned. Payment due date terms include weekly, bi-weekly, semi-monthly and monthly frequencies. Initial lease payments and other cash collected in advance of being due or earned are recognized as deferred revenue within customer deposits and advance payments in the accompanying condensed consolidated balance sheets. Revenue recorded prior to the payment due date results in unbilled receivables recognized in accounts receivable, net of allowances, in the accompanying condensed consolidated balance sheets. Lease revenues are recorded net of a provision for uncollectible renewal payments.
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
Accounts Receivable
Accounts receivable consist primarily of receivables due from customers of Progressive Leasing and amounted to $69.7 million and $66.3 million, net of allowances, as of June 30, 2022 and December 31, 2021, respectively.
The Company maintains an accounts receivable allowance, which primarily relates to its Progressive Leasing operations and, to a lesser extent, receivables from Vive's POS partners. The Company’s policy is to record an allowance for uncollectible renewal payments based on historical collection experience. Other qualitative factors are considered in estimating the allowance, such as current and forecasted business trends including, but not limited to, the potential unfavorable impacts of the significant increase in inflation and the COVID-19 pandemic on our businesses. Given the significant uncertainty regarding the impacts of increasing inflation and the COVID-19 pandemic on our business, a high level of estimation was involved in determining the allowance as of June 30, 2022. Therefore, actual future accounts receivable write-offs may differ materially from the allowance. If the recent increase in inflation, which has risen at a greater pace than seen in decades, continues in future periods, such a development may further adversely impact our customers' ability to continue to make payments to the Company. The provision for uncollectible renewal payments is recorded as a reduction of lease revenues and fees within the condensed consolidated statements of earnings. For customer lease agreements that are past due, the Company's policy is to write-off lease receivables after 120 days.

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
The following table shows the components of the accounts receivable allowance:

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2022	2021	2022	2021
Beginning Balance	$76,507	$47,757	$71,233	$56,364
Net Book Value of Accounts Written Off	(100,809)	(49,801)	(193,742)	(108,011)
Recoveries	9,228	10,741	18,887	23,848
Accounts Receivable Provision	96,972	39,762	185,520	76,258
Ending Balance	$81,898	$48,459	$81,898	$48,459
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
The Company records a provision for write-offs using the allowance method. The allowance method for lease merchandise write-offs estimates the merchandise losses incurred but not yet identified by management as of the end of the accounting period based on historical write-off experience. Other qualitative factors, such as current and forecasted customer payment trends, are considered in estimating the allowance. Given the significant uncertainty regarding the impacts of inflation, which has increased at a greater pace than seen in decades, and the COVID-19 pandemic on our business, a high level of estimation was involved in determining the allowance as of June 30, 2022. Actual lease merchandise write-offs may differ materially from the allowance as of June 30, 2022. If the recent increase in inflation continues in future periods, such a development may further adversely impact our customers' ability to continue to make payments to the Company. For customer lease agreements that are past due, the Company's policy is to write-off lease merchandise after 120 days.
The following table shows the components of the allowance for lease merchandise write-offs, which is included within lease merchandise, net in the condensed consolidated balance sheets:

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2022	2021	2022	2021
Beginning Balance	$59,947	$39,086	$54,367	$45,992
Net Book Value of Merchandise Written off	(53,432)	(26,946)	(100,566)	(54,901)
Recoveries	2,276	2,229	4,660	4,638
Provision for Write-offs	61,788	31,258	112,118	49,898
Ending Balance	$70,579	$45,627	$70,579	$45,627
Vendor Incentives and Rebates Provided to POS Partners
Progressive Leasing has agreements with some of its POS partners that require additional consideration to be paid to the POS partner, including payments for exclusivity, rebates based on lease volume originations generated through the POS partners, and payments to the POS partners for marketing or other development initiatives to promote additional lease originations through these POS partners. Payments made to POS partners as consideration for them providing exclusivity to Progressive Leasing for lease-to-own transactions with customers of the POS partner are expensed on a straight-line basis over the exclusivity term. Rebates are accrued over the period the POS partner is earning the rebate, which is typically based on quarterly or annual lease origination volumes. Payments made to POS partners for marketing or development initiatives are expensed on a straight-line basis over the period the POS partner is earning the funds or the specified marketing term. Progressive Leasing expensed $6.3 million and $12.8 million for such additional consideration to POS partners, during the three and six months ended June 30, 2022, respectively, compared to $5.6 million and $9.6 million during the three and six months ended June 30, 2021. Expenses related to additional consideration provided to POS partners are classified within operating expenses in the condensed consolidated statements of earnings.

PROG HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Loans Receivable, Net
Gross loans receivable primarily represents the principal balances of credit card charges at Vive's participating merchants that remain due from cardholders, plus unpaid interest and fees due from cardholders. The allowance and unamortized fees represent uncollectible amounts; merchant fee discounts, net of capitalized origination costs; promotional fee discounts; and deferred annual card fees. Loans receivable, net as of June 30, 2022 also includes $2.2 million of outstanding receivables from customers of Four.
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
The Company calculates Vive's allowance for loan losses based on internal historical loss information and incorporates observable and forecasted macroeconomic data over a twelve-month reasonable and supportable forecast period. Incorporating macroeconomic data could have a material impact on the measurement of the allowance to the extent that forecasted data changes significantly, such as higher forecasted inflation and unemployment rates, and the observed significant market volatility associated with the COVID-19 pandemic. For any periods beyond the twelve-month reasonable and supportable forecast period described above, the Company reverts to using historical loss information on a straight-line basis over a period of six months and utilizes historical loss information for the remaining life of the portfolio. The Company may also consider other qualitative factors in estimating the allowance, as necessary. For the purposes of determining the allowance as of June 30, 2022, management considered other qualitative factors such as the unfavorable impact of the rapid increase in the rate of inflation in recent months and the beneficial impact of government stimulus measures to our customer base in 2020 and 2021 that were not fully factored into the macroeconomic forecasted data and resulted in internal historical loss rates incorporated in Vive's baseline allowance estimate being lower than current forecasted loss rates. We believe those stimulus measures may have contributed to the favorable cardholder payment trends experienced at Vive in 2020 and 2021. The allowance for loan losses is maintained at a level considered appropriate to cover expected future losses of principal, interest and fees on active loans in the loans receivable portfolio. The appropriateness of the allowance is evaluated at each period end. If the recent increase in inflation continues in future periods, such a development may adversely impact our customers' ability to continue to make payments to the Company. To the extent that actual results differ from estimates of uncollectible loans receivable, including the significant uncertainties caused by rapidly increasing inflation and the COVID-19 pandemic, the Company's results of operations and liquidity may be materially affected.
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

PROG HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Vive extends or declines credit to an applicant through its bank partners based upon the applicant's credit rating and other factors. Below is a summary of the credit quality of the Company's loan portfolio as of June 30, 2022 and December 31, 2021 by FICO score as determined at the time of loan origination:

FICO Score Category	June 30, 2022	December 31, 2021
600 or Less	8.2%	7.7%
Between 600 and 700	77.6%	78.0%
700 or Greater	12.0%	12.7%
No Score Identified	2.2%	1.6%
Prepaid Expenses and Other Assets
Prepaid expenses and other assets consist of the following:

(In Thousands)	June 30, 2022	December 31, 2021
Prepaid Expenses	$28,009	$28,283
Prepaid Software Expenses	9,900	7,102
Unamortized Initial Direct Costs on Lease Agreement Originations	6,616	5,326
Prepaid Insurance	2,630	40
Other Assets	6,430	7,446
Prepaid Expenses and Other Assets	$53,585	$48,197
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
Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consist of the following:

(In Thousands)	June 30, 2022	December 31, 2021
Accounts Payable	$8,583	$13,741
Accrued Salaries and Benefits	21,584	25,861
Accrued Sales and Personal Property Taxes	13,084	14,851
Income Taxes Payable	1,058	2,782
Uncertain Tax Positions[1]	50,707	48,451
Other Accrued Expenses and Liabilities	30,948	30,268
Accounts Payable and Accrued Expenses	$125,964	$135,954
1 The uncertain tax positions as of June 30, 2022, and December 31, 2021 are primarily related to the Company’s tax treatment of the $175.0 million settlement payment made in 2020 to the FTC as discussed in Note 10 and Note 11 to the consolidated financial statements in the 2021 Annual Report.
Debt
On November 24, 2020, the Company entered into a credit agreement with a consortium of lenders providing for a $350.0 million senior revolving credit facility (the "Revolving Facility"), under which revolving borrowings became available at the completion of the separation and distribution transaction through which the Company's historical Aaron's Business segment was spun-off into a separate company, and under which all borrowings and commitments will mature or terminate on November 24, 2025. The Company expects that the Revolving Facility will be used to provide for working capital and capital expenditures, to finance future permitted acquisitions, and for other general corporate purposes. If the Company's total net debt to EBITDA ratio as defined by the Revolving Facility exceeds 1.25, the Revolving Facility becomes fully secured for the remaining duration of the Revolving Facility term. As of June 30, 2022, the Company exceeded the 1.25 total net debt to EBITDA ratio and the Revolving Facility became fully secured. The Company had no outstanding borrowings and $350.0 million total available credit under the Revolving Facility as of June 30, 2022 and December 31, 2021.

PROG HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
At June 30, 2022, the Company was in compliance with all covenants related to its outstanding debt. See Note 9 to the consolidated financial statements in the 2021 Annual Report for further information regarding the Company's indebtedness.
Goodwill
Goodwill represents the excess of the purchase price paid over the fair value of the identifiable net tangible and intangible assets acquired in connection with business acquisitions. Progressive Leasing and Four are the only reporting units with goodwill as of June 30, 2022. Impairment occurs when the carrying amount of goodwill is not recoverable from future cash flows. The Company’s goodwill is not amortized but is subject to an impairment test at the reporting unit level annually as of October 1 and more frequently if events or circumstances indicate that an impairment may have occurred. Factors which could necessitate an interim impairment assessment include a sustained decline in the Company’s stock price, prolonged negative industry or economic trends and significant underperformance relative to historical results, projected future operating results, or the Company failing to successfully execute on one or more elements of Progressive Leasing and/or Four's strategic plans. The Company completed its annual goodwill impairment test for Progressive Leasing and Four as of October 1, 2021 and concluded that no impairment had occurred. The Company determined that there were no events or circumstances that occurred during the six months ended June 30, 2022 that would more likely than not reduce the fair value of Progressive Leasing or Four below their carrying amounts.

PROG HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Shareholders' Equity
Changes in shareholders' equity for the six months ended June 30, 2022 and 2021 are as follows:

	Treasury Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Total Shareholders’ Equity
(In Thousands)	Shares	Amount	Shares	Amount
Balance, December 31, 2021	(25,638)	$(749,401)	82,079	$41,039	$332,244	$1,055,526	$679,408
Stock-Based Compensation	—	—	—	—	6,587	—	6,587
Reissued Shares	177	5,260	—	—	(7,776)	—	(2,516)
Repurchased Shares	(2,200)	(78,080)	—	—	—	—	(78,080)
Net Earnings	—	—	—	—	—	27,135	27,135
Balance, March 31, 2022	(27,661)	$(822,221)	82,079	$41,039	$331,055	$1,082,661	$632,534
Stock-Based Compensation	—	—	—	—	2,484	—	2,484
Reissued Shares	47	1,380	—	—	(716)	—	664
Repurchased Shares	(3,899)	(98,395)	—	—	—	—	(98,395)
Net Earnings	—	—	—	—	—	19,484	19,484
Balance, June 30, 2022	(31,513)	$(919,236)	82,079	$41,039	$332,823	$1,102,145	$556,771

	Treasury Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Total Shareholders’ Equity
(In Thousands)	Shares	Amount	Shares	Amount
Balance, December 31, 2020	(23,029)	$(613,881)	90,752	$45,376	$318,263	$1,236,378	$986,136
Stock-Based Compensation	—	—	—	—	4,163	—	4,163
Reissued Shares	216	3,671	—	—	(8,400)	—	(4,729)
Repurchased Shares	(589)	(28,102)	—	—	—	—	(28,102)
Net Earnings	—	—	—	—	—	79,488	79,488
Balance, March 31, 2021	(23,402)	$(638,312)	90,752	$45,376	$314,026	$1,315,866	$1,036,956
Stock-Based Compensation	—	—	—	—	3,973	—	3,973
Reissued Shares	61	1,751	—	—	912	—	2,663
Repurchased Shares	(911)	(49,094)	—	—	—	—	(49,094)
Net Earnings	—	—	—	—	—	68,837	68,837
Balance, June 30, 2021	(24,252)	$(685,655)	90,752	$45,376	$318,911	$1,384,703	$1,063,335

PROG HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Stock-Based Compensation
During the six months ended June 30, 2022, the Company issued 468,385 restricted stock units and 264,132 stock options to certain employees, and 370,800 performance share units to certain employees and third-parties, which vest over one to three-year periods for certain units and upon the achievement of specified performance conditions for other units. The weighted average fair value of the restricted stock and performance share awards was $28.83, which was based on the fair market value of the Company’s common stock on the dates of grant. The weighted average fair value of the stock option awards was $10.89, which was based on a grant date value using a Black-Scholes-Merton option pricing model. The Company will recognize the grant date fair value of the restricted stock units and stock options as stock-based compensation expense over the requisite service period of one to three years. The Company will recognize the grant date fair value of the performance units as stock-based compensation expense over the estimated vesting period based on the Company's projected assessment of the performance conditions that are probable of being achieved in accordance with ASC 718, Stock-based Compensation.
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
Recent Accounting Pronouncements
Pending Adoption
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform: Facilitation of the Effects of Reference Rate Reform on Financial Reporting (Topic 848) ("ASU 2020-04"). The standard provides temporary guidance to ease the potential burden in accounting for reference rate reform primarily resulting from the discontinuation of the London Interbank Overnight ("LIBO") rate or another reference rate expected to be discontinued. Entities may apply the provisions of the new standard as of the beginning of the reporting period when the election is made. The provisions of this update are only available until December 31, 2022, when the reference rate replacement activity is expected to have completed. The Company's Revolving Facility currently references the LIBO rate for determining interest payable on outstanding borrowings. The amendments in ASU 2020-04 are elective and apply to all entities that have contracts referencing the LIBO rate. The new guidance provides an expedient which simplifies accounting analyses under current U.S. GAAP for contract modifications if the change is directly related to a change from the LIBO rate to a new interest rate index. The Company plans to amend the Revolving Facility agreement during 2022 to change the reference rate from LIBO to the Secured Overnight Financing Rate ("SOFR"). The Company does not expect the adoption of ASU 2020-04 to have a material impact to the Company's condensed consolidated financial statements or to any key terms of our Revolving Facility other than the discontinuation of the LIBO rate.

PROG HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 2. FAIR VALUE MEASUREMENT
Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table summarizes financial liabilities measured at fair value on a recurring basis:

(In Thousands)	June 30, 2022			December 31, 2021
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Deferred Compensation Liability	$—	$2,036	$—	$—	$2,423	$—
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
Four's loans receivable, net of an allowance for loan losses and unamortized fees, are included within loans receivable, net on the condensed consolidated balance sheet as of June 30, 2022 and approximated fair value based on a discounted cash flow methodology.
The Company's Senior Notes are carried at amortized cost on the condensed consolidated balance sheets and are measured at fair value for disclosure purposes. The fair value of the Senior Notes was derived from private quoted prices and has been classified as Level 2 in the fair value hierarchy.
The following table summarizes the fair value of the Company's debt and loans receivable held by Vive and Four:

(In Thousands)	June 30, 2022			December 31, 2021
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Senior Notes	$—	$452,220	$—	$—	$616,080	$—
Loans Receivable, Net	$—	$—	$161,248	$—	$—	$157,070

PROG HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 3. LOANS RECEIVABLE
The following is a summary of the Company’s loans receivable, net:

(In Thousands)	June 30, 2022	December 31, 2021
Loans Receivable, Gross	$176,327	$172,615
Unamortized Fees	(11,952)	(12,511)
Loans Receivable, Amortized Cost	164,375	160,104
Allowance for Loan Losses	(40,797)	(40,789)
Loans Receivable, Net of Allowances and Unamortized Fees[1]	$123,578	$119,315
1 Loans Receivable, Net of Allowances and Unamortized Fees, attributable to Four was $2.2 million and $1.5 million as of June 30, 2022 and December 31, 2021, respectively.
The table below presents credit quality indicators of the amortized cost of the Company's loans receivable by origination year:

(In Thousands)
As of June 30, 2022	2022	2021	2020	2019	2018	Prior	Total
FICO Score Category:
600 or Less	$5,753	$5,863	$1,549	$404	$133	$44	$13,746
Between 600 and 700	47,564	54,673	17,024	4,775	1,419	2,167	127,622
700 or Greater	8,762	7,296	2,074	454	232	461	19,279
No Score Identified	3,728	—	—	—	—	—	3,728
Total Amortized Cost	$65,807	$67,832	$20,647	$5,633	$1,784	$2,672	$164,375
Included in the table below is an aging of the loans receivable, gross balance:

(Dollar Amounts in Thousands)
Aging Category	June 30, 2022	December 31, 2021
30-59 Days Past Due	7.2%	6.3%
60-89 Days Past Due	3.7%	3.1%
90 or More Days Past Due	4.4%	4.0%
Past Due Loans Receivable	15.3%	13.4%
Current Loans Receivable	84.7%	86.6%
Balance of Credit Card Loans on Nonaccrual Status	3,567	3,527
Balance of Loans Receivable 90 or More Days Past Due and Still Accruing Interest and Fees	$—	$—
The table below presents the components of the allowance for loan losses for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2022	2021	2022	2021
Beginning Balance	$40,279	$44,656	$40,789	$42,127
Provision for Loan Losses	8,778	4,388	16,460	10,856
Charge-offs	(9,286)	(4,766)	(18,674)	(9,649)
Recoveries	1,026	873	2,222	1,817
Ending Balance	$40,797	$45,151	$40,797	$45,151

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
At June 30, 2022 and December 31, 2021, the Company had accrued an immaterial amount for pending legal and regulatory matters for which it believes losses are probable and the amount of the loss can be reasonably estimated. The Company records its best estimate of the loss to legal and regulatory liabilities in accounts payable and accrued expenses in the condensed consolidated balance sheets. The Company estimates that the aggregate range of reasonably possible loss in excess of accrued liabilities for such probable loss contingencies is immaterial. Those matters for which a probable loss cannot be reasonably estimated are not included within the estimated ranges.
At June 30, 2022, the Company estimated that the aggregate range of loss for all material pending legal and regulatory proceedings for which a loss is reasonably possible, but less likely than probable (i.e., excluding the contingencies described in the preceding paragraph), is immaterial. Those matters for which a reasonable estimate is not possible are not included within estimated ranges and, therefore, the estimated ranges do not represent the Company's maximum loss exposure. The Company’s estimates for legal and regulatory accruals, aggregate probable loss amounts and reasonably possible loss amounts, are all subject to the uncertainties and variables described above.
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

PROG HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Off-Balance Sheet Risk
The Company, through its Vive segment, had unconditionally cancellable unfunded lending commitments totaling approximately $522.7 million and $467.6 million as of June 30, 2022 and December 31, 2021, respectively, that do not give rise to revenues and cash flows. These unfunded commitments arise in the ordinary course of business from credit card agreements with individual cardholders that give them the ability to borrow, against unused amounts, up to the maximum credit limit assigned to their account. While these unfunded amounts represent the total available unused lines of credit, the Company does not anticipate that all cardholders will utilize their entire available line at any given point in time. Commitments to extend unsecured credit are agreements to lend to a cardholder so long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.
NOTE 5. SEGMENTS
As of June 30, 2022, the Company has two reportable segments: Progressive Leasing and Vive.
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
As discussed in Note 1 of the 2021 Annual Report, on June 25, 2021, the Company completed the acquisition of Four, an innovative Buy Now, Pay Later company that allows shoppers to pay for merchandise through four interest-free installments. Four is not a reportable segment for the three and six month periods ended June 30, 2022 and 2021 as its revenues, loss before income taxes, and assets are not material to the Company's condensed consolidated financial results. The revenues, loss before income taxes, and assets within "other" below is primarily comprised of the operating activities of Four.
Disaggregated Revenue
The following table presents revenue by source and by segment for the three months ended June 30, 2022 and 2021:

	Three Months Ended June 30, 2022				Three Months Ended June 30, 2021
(In Thousands)	Progressive Leasing	Vive	Other	Total	Progressive Leasing	Vive	Other	Total
Lease Revenues and Fees[1]	$631,344	$—	$—	$631,344	$646,048	$—	$—	$646,048
Interest and Fees on Loans Receivable[2]	—	17,518	582	18,100	—	13,923	—	13,923
Total	$631,344	$17,518	$582	$649,444	$646,048	$13,923	$—	$659,971
1 Revenue within the scope of ASC 842, Leases.
2 Revenue within the scope of ASC 310, Receivables.
The following table presents revenue by source and by segment for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30, 2022				Six Months Ended June 30, 2021
(In Thousands)	Progressive Leasing	Vive	Other	Total	Progressive Leasing	Vive	Other	Total
Lease Revenues and Fees[1]	$1,324,258	$—	$—	$1,324,258	$1,354,030	$—	$—	$1,354,030
Interest and Fees on Loans Receivable[2]	—	34,634	1,016	35,650	—	26,942	—	26,942
Total	$1,324,258	$34,634	$1,016	$1,359,908	$1,354,030	$26,942	$—	$1,380,972
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
The Company incurred various corporate overhead expenses for certain executive management, finance, treasury, tax, audit, legal, risk management, and other overhead functions during the three and six months ended June 30, 2022 and 2021. Corporate overhead expenses incurred are primarily reflected as expenses of the Progressive Leasing segment and an immaterial amount was allocated to the Vive segment. The allocation of corporate overhead costs to the Progressive Leasing and Vive segments is consistent with how the chief operating decision maker analyzed performance and allocated resources among the segments of the Company during the three and six months ended June 30, 2022 and 2021. The following is a summary of earnings before income tax expense by segment:

	Three Months Ended June 30,
(In Thousands)	2022	2021
Earnings Before Income Tax Expense:
Progressive Leasing	$27,383	$87,521
Vive	3,355	4,353
Other	(3,409)	—
Total Earnings Before Income Tax Expense	$27,329	$91,874

	Six Months Ended June 30,
(In Thousands)	2022	2021
Earnings Before Income Tax Expense:
Progressive Leasing	$69,464	$191,693
Vive	7,778	5,777
Other	(10,077)	—
Total Earnings Before Income Tax Expense	$67,165	$197,470
The following is a summary of total assets by segment:

(In Thousands)	June 30, 2022	December 31, 2021
Assets:
Progressive Leasing	$1,297,216	$1,445,612
Vive	151,608	149,628
Other	29,566	26,521
Total Assets	$1,478,390	$1,621,761

PROG HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 6. RESTRUCTURING EXPENSES
During the second quarter of 2022, the Company initiated restructuring activities intended to reduce expenses, consolidate certain segment corporate headquarters, and align the cost structure of the business with the Company's near-term revenue outlook. The Company recorded restructuring expenses of $4.3 million for the three and six months ended June 30, 2022, which were primarily comprised of severance associated with a reduction in Progressive Leasing's workforce that occurred in the second quarter of 2022 and operating lease right-of-use asset impairment charges related to the relocation of the Vive corporate headquarters to the Company's corporate office building. The Company will continue to monitor the impacts of changes in macroeconomic conditions on its businesses and may take additional steps to further adjust the Company's cost structure based on unfavorable changes in the these conditions, which may result in further restructuring charges in future periods.
The following table summarizes restructuring charges recorded within operating expenses in the condensed consolidated statements of earnings for the three and six months ended June 30, 2022:

	Three and Six Months Ended June 30, 2022
(In Thousands)	Progressive Leasing	Vive	Other	Total
Severance	$3,535	$—	$—	$3,535
Right-of-Use Asset Impairment	—	655	—	655
Other Expenses	138	—	—	138
Total Restructuring Expenses	$3,673	$655	$—	$4,328
The following table summarizes the accrual and payment activity related to the restructuring program for the six months ended June 30, 2022:

(In Thousands)	Severance	Other Restructuring Activities	Total
Balance at December 31, 2021	$—	$—	$—
Charges	3,535	138	3,673
Cash Payments	893	50	943
Balance at June 30, 2022	$2,642	$88	$2,730

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
The following discussion should be read in conjunction with the condensed consolidated financial statements as of and for the three and six months ended June 30, 2022 and 2021, including the notes to those statements, appearing elsewhere in this report. We also suggest that management’s discussion and analysis appearing in this report be read in conjunction with the management’s discussion and analysis and consolidated financial statements included in our 2021 Annual Report.
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
Our Progressive Leasing segment provides consumers with lease-purchase solutions through its point-of-sale partner locations and e-commerce website partners in the United States (collectively, "POS partners"). It does so by purchasing the merchandise desired by customers from the POS partners and, in turn, leasing that merchandise to the customers through a cancellable lease-to-own transaction. Progressive Leasing has no stores of its own, but rather offers lease-purchase solutions to the customers of traditional and e-commerce retailers.
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
Current Business Environment and Outlook
The Company continues to operate in a challenging macro environment as inflation levels in the United States, particularly in gas, food, and housing costs, are putting significant pressure on our customers, resulting in an unfavorable impact on our lease portfolio performance and Gross Merchandise Volume ("GMV") production. Customer payment delinquencies and uncollectible renewal payments experienced within our Progressive Leasing segment during the first half of 2022 were higher than projected, and exceeded levels experienced during recent pre-pandemic periods. In response to increasing customer delinquencies and higher write-offs, the Company has tightened its lease decisioning, resulting in fewer lease approvals and an adverse impact on GMV production. The significant increase in inflation levels has also resulted in a decrease in demand from our customer base at key national and regional POS partners.

In light of these macro environment challenges and to align the cost structure of the business with our near-term revenue outlook, the Company executed on a number of cost reduction initiatives during the second quarter of 2022 to drive efficiencies and right-size variable costs, while attempting to minimize the negative impact on growth-related initiatives.
The Company anticipates a challenging and volatile macro environment for the remainder of 2022, which may result in continued customer payment delinquencies and associated write-offs at levels higher than typical pre-pandemic levels. The relatively high levels of customer payment delinquencies and related write-offs experienced during the second quarter of 2022 may continue for an extended period of time, and/or may increase to even higher levels, which would have an unfavorable impact on our performance.
COVID-19 Pandemic. On March 11, 2020, the World Health Organization declared the outbreak of COVID-19 a pandemic. Since then, the COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains and, at times, increased unemployment levels. Although the temporary showroom and/or store closures or reduced hours and scope of operations that many of our POS partners experienced during portions of 2020 and 2021 generally have eased, the significant increase in COVID-19 cases from the Omicron variant during the first quarter of 2022 resulted in many of our POS partners temporarily resuming such measures during the first half of the quarter, and also resulted in increases in employee absenteeism and declines in customer traffic for many of our POS partners, all of which unfavorably impacted Progressive Leasing's GMV. In addition, other pandemic-related factors continue to unfavorably impact many of our POS partners, including supply chain disruptions resulting in shortages of available products at certain POS partners, primarily in the appliance, electronics and furniture categories. These pandemic-related developments, as well as the emergence of the BA.5 Omicron subvariant or other subvariants, may have an unfavorable impact on Progressive Leasing’s generation of new lease agreements, Vive's generation of new loans, and on our revenues and earnings, in future periods.
The COVID-19 pandemic may adversely impact our business, results of operations, financial condition, liquidity and/or cash flow in future periods. The extent of any such adverse impacts will depend on future developments, which are highly uncertain and cannot be predicted, including (i) the length and severity of the pandemic, including, for example, the emergence of contagious and harmful variants of COVID-19, such as the BA.5 Omicron subvariant, and localized outbreaks or additional waves of COVID-19 cases; (ii) the impact of any such outbreaks on our customers, POS partners, and employees; (iii) the nature of any government orders issued in response to such outbreaks, and/or self-imposed restrictions on operations being implemented by our POS partners; (iv) the effectiveness, availability and level of use of vaccines; and (v) whether there is any additional government stimulus in response to the pandemic, as well as the nature, timing and amount of such stimulus payments.
In response to the unfavorable economic impacts arising out of the COVID-19 pandemic, the United States government enacted certain fiscal stimulus measures in several phases during 2020 and 2021 to assist in counteracting the economic disruptions caused by the pandemic. We believe all of those government stimulus measures provided economic support to many of our customers, resulting in an increase in payment activity and early lease buyouts, as well as lease merchandise, accounts receivable, and loan receivable write-offs trending lower during 2020 and the first half of 2021. We believe a significant portion of our Progressive Leasing and Vive customers received stimulus payments and/or federally supplemented unemployment payments during 2020 and the first half of 2021, which enabled them to continue making payments to us under their lease-to-own or credit card agreements, despite the economically challenging times resulting from the COVID-19 pandemic. The expiration of the government stimulus payments, enhanced unemployment benefits and child tax credits that were implemented in response to the COVID-19 pandemic, and other adverse economic impacts arising out of the pandemic also contributed to unfavorable results of operations in the second quarter of 2022 as compared to the same period in 2021.

Highlights
The following summarizes significant financial highlights from the three months ended June 30, 2022:
•We reported revenues of $649.4 million, a decrease of 1.6% compared to the second quarter of 2021. The decrease in revenues was primarily due to an increase in customer payment delinquencies and uncollectible renewal payments, as well as a decrease in customers exercising early lease buyout options, as compared to the stronger customer payment activity and low delinquencies we experienced during the second quarter of 2021.
•GMV decreased by $12.0 million for Progressive Leasing and $4.7 million for Vive in the second quarter of 2022, compared to the same period in the prior year. We believe these decreases were due to our tighter lease decisioning, resulting in fewer lease approvals; the rapid increase in the rate of inflation eroding customers' disposable incomes and reducing their demand for many of the goods sold by our POS partners; and the absence of government stimulus payments and enhanced unemployment benefits and child tax credits, which we believe benefited many of our customers in the first half of 2021. These negative impacts were partially offset by increased penetration in e-commerce. In the second quarter of 2022, GMV generated through e-commerce platforms represented 15.6% of Progressive Leasing's total GMV, compared to 13.0% in the second quarter of 2021.
•Earnings before income taxes decreased to $27.3 million compared to $91.9 million in the same period in 2021. In addition to lower revenues, the decrease was primarily driven by an increase of $30.5 million in the provision for lease merchandise write-offs, as a result of higher customer payment delinquencies and write-offs, as compared to the strong customer payment activity and low lease merchandise charge-offs we experienced during the second quarter of 2021. The decrease was also driven by a $14.9 million increase in operating expenses, as compared to the second quarter of 2021, and an additional $9.2 million of interest expense related to the Senior Notes issued in November 2021.
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
The following table presents our GMV for the Company for the periods presented:

	Three Months Ended June 30,		Change
(Unaudited and In Thousands)	2022	2021	$	%
Progressive Leasing	$494,003	$505,971	$(11,968)	(2.4)%
Vive	47,003	51,701	(4,698)	(9.1)
Other	11,394	—	11,394	nmf
Total GMV	$552,400	$557,672	$(5,272)	(0.9)%
nmf—Calculation is not meaningful
We believe the decrease in Progressive Leasing's and Vive's GMV was primarily due to our tighter lease decisioning to address the unfavorable economic conditions that were present in the second quarter of 2022, resulting in fewer lease approvals; the rapid increase in the rate of inflation to levels not seen in more than forty years, which eroded customers' disposable incomes and their demand for many of the goods sold by our POS partners; the absence of government stimulus payments and enhanced unemployment benefits and child tax credits, which we believe benefited many of our customers in the first half of 2021, and the lingering effects of the COVID-19 pandemic, including supply chain disruptions for many of our POS partners, all of which have unfavorably impacted the generation of new leases and loans. The decrease in Progressive Leasing's GMV from those factors was partially offset by continued growth from e-commerce channels. E-commerce channels generated 15.6% of Progressive Leasing's GMV in the second quarter of 2022 compared to 13.0% in the second quarter of 2021.

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

As of June 30 (Unaudited)	2022	2021
Active Customer Count:
Progressive Leasing	965,000	905,000
Vive	90,000	81,000
Other	22,000	—
Total Active Customer Count	1,077,000	986,000
The increase in the number of Progressive Leasing customers was primarily due to a large number of customers electing to exercise early lease buyouts in the second quarter of 2021, which reduced our active customer count for the three months ended June 30, 2021. The increase in the number of Vive customers was primarily driven by strong GMV growth in 2021.
Key Components of Earnings Before Income Taxes
In this MD&A section, we review our condensed consolidated results. For the three and six months ended June 30, 2022 and the comparable prior year period, some of the key revenue, cost and expense items that effected earnings before income taxes were as follows:
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
Operating Expenses. Operating expenses include personnel costs, stock-based compensation expense, occupancy costs, advertising, professional services expense, sales acquisition expense, computer software expense, the provision for loan losses, fixed asset depreciation expense, intangible asset amortization, and restructuring, among other expenses.
Interest Expense. Interest expense consists of interest incurred on the Company's senior secured revolving credit facility (the "Revolving Facility") and on the Company's Senior Notes.

Results of Operations – Three months ended June 30, 2022 and 2021

	Three Months Ended June 30,		Change
(In Thousands)	2022	2021	$	%
REVENUES:
Lease Revenues and Fees	$631,344	$646,048	$(14,704)	(2.3)%
Interest and Fees on Loans Receivable	18,100	13,923	4,177	30.0
	649,444	659,971	(10,527)	(1.6)
COSTS AND EXPENSES:
Depreciation of Lease Merchandise	439,113	439,658	(545)	(0.1)
Provision for Lease Merchandise Write-Offs	61,788	31,258	30,530	97.7
Operating Expenses	111,606	96,745	14,861	15.4
	612,507	567,661	44,846	7.9
OPERATING PROFIT	36,937	92,310	(55,373)	(60.0)
Interest Expense	(9,608)	(436)	(9,172)	nmf
EARNINGS BEFORE INCOME TAX EXPENSE	27,329	91,874	(64,545)	(70.3)
INCOME TAX EXPENSE	7,845	23,037	(15,192)	(65.9)
NET EARNINGS	$19,484	$68,837	$(49,353)	(71.7)%
nmf—Calculation is not meaningful
Revenues
Information about our revenues by source and reportable segment is as follows:

	Three Months Ended June 30, 2022				Three Months Ended June 30, 2021
(In Thousands)	Progressive Leasing	Vive	Other	Total	Progressive Leasing	Vive	Other	Total
Lease Revenues and Fees	$631,344	$—	$—	$631,344	$646,048	$—	$—	$646,048
Interest and Fees on Loans Receivable	—	17,518	582	18,100	—	13,923	—	13,923
Total	$631,344	$17,518	$582	$649,444	$646,048	$13,923	$—	$659,971
The decrease in Progressive Leasing revenues was primarily due to an increase in customer payment delinquencies and uncollectible renewal payments, as compared to the strong customer payment activity and low delinquencies it experienced during the second quarter of 2021. The provision for uncollectible renewal payments, which is recorded as a reduction to lease revenues and fees, was $97.0 million in the second quarter of 2022 compared to $39.8 million in the second quarter of 2021. Lease revenues and fees were also lower as a result of fewer customers electing to exercise early lease buyouts in the second quarter of 2022, as compared to the second quarter of 2021, and a 2.4% decrease in GMV. These declines were partially offset by growth in the lease portfolio and an increase in GMV generated through e-commerce platforms, which represented 15.6% of total Progressive Leasing GMV in the second quarter of 2022, compared to 13.0% in the second quarter of 2021. The increase in Vive revenues was primarily due to higher loans receivable driven by strong GMV growth in 2021.

Operating Expenses
Information about certain significant components of operating expenses for the second quarter of 2022 as compared to the second quarter of 2021 is as follows:

	Three Months Ended June 30,		Change
(In Thousands)	2022	2021	$	%
Personnel Costs[1]	$49,282	$45,844	$3,438	7.5%
Stock-Based Compensation	2,417	3,973	(1,556)	(39.2)
Occupancy Costs	1,740	1,432	308	21.5
Advertising	3,543	4,728	(1,185)	(25.1)
Professional Services	6,343	7,115	(772)	(10.9)
Sales Acquisition Expense[2]	7,495	5,600	1,895	33.8
Computer Software Expense[3]	6,522	4,684	1,838	39.2
Other Sales, General and Administrative Expense	12,619	10,948	1,671	15.3
Sales, General and Administrative Expense[4]	89,961	84,324	5,637	6.7
Provision for Loan Losses	8,778	4,388	4,390	100.0
Depreciation and Amortization	8,539	8,033	506	6.3
Restructuring Expense	4,328	—	4,328	nmf
Operating Expenses	$111,606	$96,745	$14,861	15.4%
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
4 Progressive Leasing's sales, general and administrative expense was $81.9 million and $79.5 million during the three months ended June 30, 2022 and 2021, respectively.
The increase in personnel costs of $3.4 million was driven by an increase of $1.5 million and $0.5 million at Progressive Leasing and Vive, respectively, resulting from wage increases and promotions, partially offset by a reduction in short-term incentive expense at Progressive Leasing. An additional $1.4 million in personnel costs was attributable to the acquisition and growth of Four, and other strategic initiatives started by the Company in 2021.
Stock-based compensation decreased $1.6 million due to a tranche of 2021 performance units that were determined to no longer be probable of achievement being forfeited in the second quarter of 2022, a reduction of the estimated payout of performance units granted in 2022, and other stock-based compensation forfeitures in the second quarter of 2022 related to the Company's restructuring program initiated during the period. These decreases were partially offset by an increased number of awards granted to personnel hired to support the Company's growth and new business initiatives.
Sales acquisition expense increased $1.9 million compared to the prior year quarter primarily due to increased incentives, sales commissions, and other expenses at Progressive Leasing to promote lease originations with its POS partners.
Computer software expense increased $1.8 million compared to the prior year quarter primarily due to an increase in non-capitalizable software project costs at Progressive Leasing, new strategic initiatives started by the Company in 2021 that continued incurring costs in the second quarter of 2022, and increased software licensing costs.
The provision for loan losses increased $4.4 million compared to the prior year quarter due to the unfavorable economic conditions present in the second quarter of 2022, including a rapid increase in inflation and the absence of government stimulus payments and enhanced unemployment benefits and child tax credits, as compared to the second quarter of 2021, resulting in Vive's delinquencies returning to pre-pandemic levels, and also due to an increase in the Company's overall loan portfolio resulting from growth in GMV at Vive in 2021 and the acquisition of Four in June 2021. The provision for loan losses as a percentage of interest and fees revenue increased to 48.5% in the second quarter of 2022 compared to 31.5% in the same period in 2021 due to delinquencies at Vive returning to pre-pandemic levels and higher write-offs within our Four operations.
Restructuring expense of $4.3 million is the result of a number of restructuring activities initiated by the Company in the second quarter of 2022 intended to reduce expenses, consolidate certain segment corporate headquarters, and align the cost structure of the business with our near-term revenue outlook. The restructuring expense was primarily comprised of severance costs associated with a reduction in Progressive Leasing's workforce and operating lease right-of-use asset impairment charges related to the relocation of the Vive corporate headquarters to the Company's corporate office building.

Other Costs and Expenses
Depreciation of lease merchandise. Depreciation of lease merchandise remained relatively flat, decreasing by 0.1% compared to the second quarter of 2021. As a percentage of total lease revenues and fees, depreciation of lease merchandise increased to 69.6% from 68.1% in the prior year quarter, primarily due to an increase in uncollectible renewal payments, which is recorded as a reduction to lease revenues and fees.
Provision for lease merchandise write-offs. The provision for lease merchandise write-offs increased $30.5 million due to higher customer payment delinquencies and write-offs in the second quarter of 2022, compared to the strong customer payment activity and lower lease merchandise write-offs Progressive Leasing experienced during the second quarter of 2021. Given the significant economic uncertainty resulting from the rate of the increase in inflation in recent months to levels not seen in more than forty years; the absence of government stimulus payments and enhanced unemployment benefits and child tax credits in 2022, which we believe benefited many of our customers in the first half of 2021, the ongoing impacts of the COVID-19 pandemic, and the potential effects of such developments on Progressive Leasing's POS partners, customers, and business going forward, a high level of estimation was involved in determining the allowance as of June 30, 2022. Actual lease merchandise write-offs could differ materially from the allowance for those write-offs.
The provision for lease merchandise write-offs as a percentage of lease revenues increased to 9.8% in the second quarter of 2022 from 4.8% in the same period in 2021, as a result of higher customer payment delinquencies and write-offs in 2022 as compared to the strong customer payment activity and low lease merchandise write-offs we experienced in 2021.
Earnings Before Income Tax Expense
Information about our earnings before income tax expense by reportable segment is as follows:

	Three Months Ended June 30,		Change
(In Thousands)	2022	2021	$	%
EARNINGS BEFORE INCOME TAX EXPENSE:
Progressive Leasing	$27,383	$87,521	$(60,138)	(68.7)%
Vive	3,355	4,353	(998)	(22.9)
Other	(3,409)	—	(3,409)	nmf
Total Earnings Before Income Tax Expense	$27,329	$91,874	$(64,545)	(70.3)%
nmf—Calculation is not meaningful
The $3.4 million loss before income tax expense within "Other" primarily relates to our Four operations. Factors impacting the change in earnings before income taxes include a $14.7 million reduction in Lease Revenue and Fees, a $30.5 million increase in the provision for lease merchandise write-offs, a $14.9 million increase in operating expense, and a $9.2 million increase in interest expense, all as compared to the first quarter of 2021.
Income Tax Expense
Income tax expense decreased to $7.8 million for the three months ended June 30, 2022 compared to $23.0 million in the prior year comparable period due to lower earnings before income taxes. The effective income tax rate for the three months ended June 30, 2022 was 28.7% compared to 25.1% for the same period in the prior year. The increase in the effective tax rate was primarily driven by discrete income tax expense related to interest on the Company's uncertain tax position liabilities.

Results of Operations – Six months ended June 30, 2022 and 2021

	Six Months Ended June 30,		Change
(In Thousands)	2022	2021	$	%
REVENUES:
Lease Revenues and Fees	$1,324,258	$1,354,030	$(29,772)	(2.2)%
Interest and Fees on Loans Receivable	35,650	26,942	8,708	32.3
	1,359,908	1,380,972	(21,064)	(1.5)
COSTS AND EXPENSES:
Depreciation of Lease Merchandise	936,124	944,715	(8,591)	(0.9)
Provision for Lease Merchandise Write-Offs	112,118	49,898	62,220	124.7
Operating Expenses	225,264	187,941	37,323	19.9
	1,273,506	1,182,554	90,952	7.7
OPERATING PROFIT	86,402	198,418	(112,016)	(56.5)
Interest Expense	(19,237)	(948)	(18,289)	nmf
EARNINGS BEFORE INCOME TAX EXPENSE	67,165	197,470	(130,305)	(66.0)
INCOME TAX EXPENSE	20,546	49,145	(28,599)	(58.2)
NET EARNINGS	$46,619	$148,325	$(101,706)	(68.6)%
nmf—Calculation is not meaningful
Revenues
Information about our revenues by source and reportable segment is as follows:

	Six Months Ended June 30, 2022				Six Months Ended June 30, 2021
(In Thousands)	Progressive Leasing	Vive	Other	Total	Progressive Leasing	Vive	Other	Total
Lease Revenues and Fees	$1,324,258	$—	$—	$1,324,258	$1,354,030	$—	$—	$1,354,030
Interest and Fees on Loans Receivable	—	34,634	1,016	35,650	—	26,942	—	26,942
Total Revenues	$1,324,258	$34,634	$1,016	$1,359,908	$1,354,030	$26,942	$—	$1,380,972
The decrease in Progressive Leasing revenues was primarily due to an increase in customer payment delinquencies and uncollectible renewal payments for Progressive Leasing, as compared to the strong customer payment activity and low delinquencies it experienced during the six months ended June 30, 2021. The provision for uncollectible renewal payments, which is recorded as a reduction to lease revenues and fees, was $185.5 million for the six months ended June 30, 2022 compared to $76.3 million in the same period in 2021. Lease revenues and fees was also lower as a result of fewer customers electing to exercise early lease buyouts in the first half of 2022, as compared to the same period in 2021, and a 1.7% decline in Progressive Leasing's GMV in the first half of 2022, as compared to the same period in 2021.

Operating Expenses
Information about certain significant components of operating expenses for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021 is as follows:

	Six Months Ended June 30,		Change
(In Thousands)	2022	2021	$	%
Personnel Costs[1]	$102,867	$90,061	$12,806	14.2%
Stock-Based Compensation	9,040	8,136	904	11.1
Occupancy Costs	3,344	2,814	530	18.8
Advertising	8,047	7,648	399	5.2
Professional Services	11,783	11,462	321	2.8
Sales Acquisition Expense[2]	13,329	10,502	2,827	26.9
Computer Software Expense[3]	13,118	8,794	4,324	49.2
Other Sales, General and Administrative Expense	25,927	21,815	4,112	18.8
Sales, General and Administrative Expense[4]	187,455	161,232	26,223	16.3
Provision for Loan losses	16,460	10,856	5,604	51.6
Depreciation and Amortization	17,021	15,853	1,168	7.4
Restructuring Expense	4,328	—	4,328	nmf
Operating Expenses	$225,264	$187,941	$37,323	19.9%
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
4 Progressive Leasing's sales, general and administrative expense was $167.9 million and $151.5 million during the six months ended June 30, 2022 and 2021, respectively.
The increase in personnel costs of $12.8 million was driven by an increase of $8.9 million and $1.0 million at Progressive Leasing and Vive, respectively, resulting from wage increases and promotions, partially offset by a reduction in short-term incentive expense at Progressive Leasing. An additional $2.9 million in personnel costs was attributable to the acquisition and growth of Four, and other strategic initiatives started by the Company in 2021 that continued incurring costs during the first half of 2022.
Sales acquisition expense increased $2.8 million compared to the prior year primarily due to increased incentives, sales commissions, and other expenses at Progressive Leasing to promote lease originations with its POS partners.
Computer software expense increased $4.3 million primarily due to an increase in non-capitalizable costs for software implementation projects by Progressive Leasing during the first six months of 2022, new strategic initiatives started by the Company in 2021 that continued incurring costs in the first half of 2022, and increased software and licensing costs.
Other sales, general and administrative expense increased $4.1 million primarily due to additional administrative costs within Progressive Leasing and Vive during 2022, as well as an increase of $0.8 million due to the acquisition and growth of Four, and other strategic initiatives started by the Company in 2021 that continued incurring costs during the first half of 2022.
Provision for loan losses increased $5.6 million due to an increase in the Company's overall loan portfolio, resulting from growth in GMV at Vive during 2021 and the acquisition of Four in June 2021, and also due to higher delinquencies at Vive during the six months ended June 30, 2022 as compared to the strong customer payment activity during the same period in 2021. The provision for loan losses as a percentage of interest and fees revenue increased to 46.2% for the six months ended June 30, 2022 compared to 40.3% in the same period in 2021, due to higher write-offs within our Four operations and delinquencies at Vive returning to pre-pandemic levels.
Restructuring expense of $4.3 million is the result of a number of restructuring activities initiated by the Company in the second quarter of 2022 intended to reduce expenses, consolidate certain segment corporate headquarters, and align the cost structure of the business with our near-term revenue outlook. The restructuring expense was primarily comprised of severance costs associated with a reduction in Progressive Leasing's workforce and operating lease right-of-use asset impairment charges related to the relocation of the Vive corporate headquarters to the Company's corporate office building.

Other Costs and Expenses
Depreciation of lease merchandise. Depreciation of lease merchandise decreased by 0.9% due to fewer customers exercising 90-day and other early lease buyout elections in the first six months of 2022 when compared to the same period in 2021. As a percentage of total lease revenues and fees, depreciation of lease merchandise increased to 70.7% from 69.8% in the prior year period, primarily due to an increase in uncollectible renewal payments in the first six months of 2022 compared to the same period in 2021.
Provision for lease merchandise write-offs. The provision for lease merchandise write-offs increased $62.2 million due to higher customer payment delinquencies and write-offs in the first six months of 2022, compared to the strong customer payment activity and lower lease merchandise write-offs we experienced during the first six months of 2021. Given the significant economic uncertainty resulting from the rate of the increase in inflation experienced in recent months, the absence of government stimulus payments and enhanced unemployment benefits and child tax credits, which we believe benefited many of our customers in the first half of 2021, and the ongoing impacts of the COVID-19 pandemic and the potential effects of such developments on our POS partners, customers, and business going forward, a high level of estimation was involved in determining the allowance as of June 30, 2022. Actual lease merchandise write-offs could differ materially from the allowance.
The provision for lease merchandise write-offs as a percentage of lease revenues increased to 8.5% for the six months ended June 30, 2022 from 3.7% for the same period in 2021 due to higher customer payment delinquencies and write-offs, and changes in estimates on the allowance as discussed above.
Earnings Before Income Taxes
Information about our earnings before income taxes by reportable segment is as follows:

	Six Months Ended June 30,		Change
(In Thousands)	2022	2021	$	%
EARNINGS BEFORE INCOME TAXES:
Progressive Leasing	$69,464	$191,693	$(122,229)	(63.8)%
Vive	7,778	5,777	2,001	34.6
Other	(10,077)	—	(10,077)	nmf
Total Earnings Before Income Taxes	$67,165	$197,470	$(130,305)	(66.0)%
nmf—Calculation is not meaningful
The $10.1 million loss before income tax expense within "Other" primarily relates to our Four operations. Factors impacting the change in earnings before income taxes are discussed above.
Income Tax Expense
Income tax expense decreased to $20.5 million for the six months ended June 30, 2022 compared to $49.1 million in the prior year comparable period. The effective tax rate was 30.6% during the six months ended June 30, 2022 compared to 24.9% in the same period in the prior year. The increase in the effective tax rate is primarily driven by discrete income tax expense related to the Company's uncertain tax position liabilities and the employee stock-based compensation vesting event that occurred in the first quarter of 2022. There are no material adjustments between the Company's effective tax rate of 24.9% for the six months ended June 30, 2021 and the Company's statutory income tax rate.

Overview of Financial Position
The major changes in the condensed consolidated balance sheet from December 31, 2021 to June 30, 2022 include:
•Cash and cash equivalents decreased $42.8 million to $127.3 million during the six months ended June 30, 2022. For additional information, refer to the "Liquidity and Capital Resources" section below.
•Lease merchandise, net of accumulated depreciation and allowances, decreased $98.8 million due primarily to an increase of $45.7 million in accumulated depreciation and allowance on lease merchandise and a decrease in Progressive Leasing's GMV of 22.2% for the second quarter of 2022 as compared to the fourth quarter of 2021.

Liquidity and Capital Resources
General
We expect that our primary capital requirements will consist of:
•Reinvesting in our business, including buying merchandise for the operations of Progressive Leasing. Because we believe Progressive Leasing will continue to grow over the long-term, we expect that the need for additional lease merchandise will remain a major capital requirement;
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
Our capital requirements have been financed through:
•cash flows from operations;
•private debt offerings;
•bank debt; and
•stock offerings.
As of June 30, 2022, the Company had $127.3 million of cash, $350.0 million of availability under the Revolving Facility, and $600.0 million of indebtedness.
Cash Provided by Operating Activities
Cash provided by operating activities was $155.7 million and $238.8 million during the six months ended June 30, 2022 and 2021, respectively. The $83.1 million decrease in operating cash flows was driven by a reduction in customer payment activity compared to the prior year period, primarily due to increased customer payment delinquencies and fewer customers exercising early lease buyout options in the first six months of 2022 as compared to the same period in 2021. The decrease in cash provided by operating activities is also a result of $17.1 million of interest paid on the Company's Senior Notes and changes in certain working capital accounts, including a decrease of $33.4 million in accounts payable and accrued expenses. The change was partially offset by a $22.5 million decrease in purchases of lease merchandise by Progressive Leasing during the six months ended June 30, 2022 compared to the same period in 2021. Other changes in cash provided by operating activities are discussed above in our discussion of results for the six months ended June 30, 2022.
Cash Used in Investing Activities
Cash used in investing activities was $22.0 million and $58.7 million during the six months ended June 30, 2022 and 2021, respectively. The $36.7 million decrease in investing cash outflows in the six months ended June 30, 2022 as compared to the same period in 2021 was primarily due to the $22.7 million of cash paid for the acquisition of Four in June 2021. Additionally, proceeds from loans receivable increased $13.3 million and cash outflows for investments in loans receivables decreased $1.4 million as compared to the same period in 2021.
Cash Used in Financing Activities
Cash used in financing activities was $176.6 million during the six months ended June 30, 2022 compared to $79.3 million during the same period in 2021. Cash used in financing activities in the six months ended June 30, 2022 was primarily used for the Company's repurchase of $176.5 million of its common stock, compared to $77.2 million of share repurchases in the same period in the prior year.

Share Repurchases
We purchase our stock in the market from time to time as authorized by our Board of Directors. On November 3, 2021, the Company announced that its Board of Directors had authorized a new $1 billion share repurchase program that replaced the previous $300 million repurchase program. The Company repurchased 6,099,866 shares for $176.5 million during the six months ended June 30, 2022. As of June 30, 2022, we had the authority to purchase additional shares up to our remaining authorization limit of $384.4 million.
As of July 26, 2022, we repurchased an additional 97,203 shares of common stock for $1.6 million subsequent to June 30, 2022.
Debt Financing
On November 24, 2020, the Company entered into a credit agreement with a consortium of lenders providing for a $350.0 million senior revolving credit facility, under which revolving borrowings became available on the date of the completion of the separation and distribution transaction pursuant to which our former Aaron's Business segment was spun-off into a separate publicly-traded company, and under which all borrowings and commitments will mature or terminate on November 24, 2025.
As of June 30, 2022, the Company had no outstanding balance and $350.0 million remaining available for borrowings on the Revolving Facility. The Revolving Facility includes an uncommitted incremental facility increase option ("Incremental Facilities") which, subject to certain terms and conditions, permits the Company at any time prior to the maturity date to request an increase in extensions of credit available thereunder by an aggregate additional principal amount of up to $300.0 million.
Our Revolving Facility contains certain financial covenants, which include requirements that the Company maintain ratios of (i) total net debt to EBITDA of no more than 2.50:1.00 and (ii) consolidated interest coverage of no less than 3.00:1.00. The Company will be in default under the Revolving Facility if it fails to comply with these covenants, and all borrowings outstanding may become due immediately. Additionally, under the Revolving Facility, if the total net debt to EBITDA, as defined by the Revolving Facility, exceeds 1.25, the revolver becomes fully secured for the remaining duration of the Revolving Facility term. As of June 30, 2022, the Company exceeded the 1.25 total net debt to EBITDA ratio and the Revolving Facility became fully secured. At June 30, 2022, we were in compliance with the financial covenants set forth in the Revolving Facility and believe that we will continue to be in compliance in the future.
On November 26, 2021, the Company entered into an indenture in connection with its offering of $600 million aggregate principal amount of its senior unsecured notes due 2029 (the "Senior Notes"). The Senior Notes were issued at 100.0% of their par value with a stated fixed annual interest rate of 6.00%. Interest accrues on the outstanding balance and is payable semi-annually. The Senior Notes are general unsecured obligations of the Company and are guaranteed by certain of the Company's existing and future domestic subsidiaries.
The indenture discussed above contains various other covenants and obligations to which the Company and its subsidiaries are subject while the Senior Notes are outstanding. The covenants in the indenture may limit the extent to which, or the ability of the Company and its subsidiaries to, among other things: (i) incur additional debt and guarantee debt; (ii) pay dividends or make other distributions or repurchase or redeem capital stock; (iii) prepay, redeem or repurchase certain debt; (iv) issue certain preferred stock or similar equity securities; (v) make loans and investments; (vi) sell assets; (vii) incur liens; (viii) enter into transactions with affiliates; (ix) enter into agreements restricting the ability of the Company’s subsidiaries to pay dividends; and (x) consolidate, merge or sell all or substantially all of the Company’s assets. The indenture also contains customary events of default for transactions of this type and amount. We were in compliance with these covenants at June 30, 2022 and believe that we will continue to be in compliance in the future.
Commitments
Income Taxes
During the six months ended June 30, 2022, we made net tax payments of $19.5 million. Within the next six months, we anticipate making estimated tax payments of $26.3 million for United States federal income taxes and state income taxes.
Deferred income tax liabilities as of June 30, 2022 were $145.6 million. Deferred income tax liabilities are calculated based on temporary differences between the tax basis of assets and liabilities and their respective book basis, which will result in taxable amounts in future years when the liabilities are settled at their reported financial statement amounts. The results of these calculations do not have a direct connection with the amount of cash taxes to be paid in any future periods. As a result, scheduling deferred income tax liabilities as payments due by period could be misleading because this scheduling would not necessarily relate to liquidity needs.

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
Contractual Obligations and Commitments
Future interest payments on the Company's variable-rate debt are based on a rate per annum equal to, at our option, (i) the London Interbank Overnight ("LIBO") rate plus a margin within the range of 1.5% to 2.5% for revolving loans, based on total leverage, or (ii) the administrative agent's base rate plus a margin ranging from 0.5% to 1.5%, as specified in the agreement. Future interest payments related to our Revolving Facility are based on the borrowings outstanding at that time. Future interest payments may be different depending on future borrowing activity and interest rates. The Company had no outstanding borrowings under the Revolving Facility as of June 30, 2022.
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
Unfunded Lending Commitments
The Company, through its Vive business, had unconditionally cancellable unfunded lending commitments totaling approximately $522.7 million and $467.6 million as of June 30, 2022 and December 31, 2021, respectively, that do not give rise to revenues and cash flows. These unfunded commitments arise in the ordinary course of business from credit card agreements with individual cardholders that give them the ability to borrow, against unused amounts, up to the maximum credit limit assigned to their account. While these unfunded amounts represented the total available unused lines of credit, the Company does not anticipate that all cardholders will utilize their entire available line at any given point in time. Commitments to extend unsecured credit are agreements to lend to a cardholder so long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.
Critical Accounting Policies
Refer to the 2021 Annual Report.
Recent Accounting Pronouncements
Refer to Note 1 to the condensed consolidated financial statements for a discussion of recently issued accounting pronouncements, including pronouncements that were adopted in the current year.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As of June 30, 2022, we had no outstanding borrowings under our Revolving Facility. Borrowings under the Revolving Facility are indexed to the LIBO rate or the prime rate, which exposes us to the risk of increased interest costs if interest rates rise. Based on the fact that the Company had no variable-rate debt outstanding as of June 30, 2022, a hypothetical 1.0% increase or decrease in interest rates would not affect interest expense.
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
Changes in Internal Control Over Financial Reporting.
There were no changes in the Company’s internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, during the three and six months ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
ITEM 1A.RISK FACTORS
The Company does not have any updates to its risk factors disclosure from that previously reported in the 2021 Annual Report.
ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table presents our share repurchase activity for the three months ended June 30, 2022:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs [1]
April 1, 2022 through April 30, 2022	749,540	$27.59	749,540	$462,117,569
May 1, 2022 through May 31, 2022	1,574,945	27.32	1,574,945	419,097,489
June 1, 2022 through June 30, 2022	1,575,000	22.03	1,575,000	384,399,429
Total	3,899,485		3,899,485
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
ITEM 3.DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.OTHER INFORMATION
None.

ITEM 6.EXHIBITS

EXHIBIT NO.	DESCRIPTION OF EXHIBIT

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from this Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in Inline XBRL (included in Exhibit 101)

*Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROG Holdings, Inc.
(Registrant)

Date:	July 27, 2022	By:	/s/ BRIAN GARNER
Brian Garner
Chief Financial Officer
(Principal Financial Officer)

Date:	July 27, 2022	By:	/s/ MATT SEWELL
Matt Sewell
Vice President, Financial Reporting
(Principal Accounting Officer)