Form 10-Q
period 2022-09-30
PROG Holdings, Inc.
filed 2022-10-26
CIK 1808834

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ________________________________
 FORM 10-Q
________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED September 30, 2022
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

Large Accelerated Filer	☒		Accelerated Filer	☐

Non-Accelerated Filer	☐	(Do not check if a smaller reporting company)	Smaller Reporting Company	☐

Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act				☐
    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
    Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class	Shares Outstanding as of October 21, 2022
Common Stock, $0.50 Par Value	50,032,640

PROG HOLDINGS, INC.

PART I – FINANCIAL INFORMATION
ITEM 1.FINANCIAL STATEMENTS
PROG HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	September 30, 2022	December 31, 2021
	(In Thousands, Except Share Data)
ASSETS:
Cash and Cash Equivalents	$221,886	$170,159
Accounts Receivable (net of allowances of $85,734 in 2022 and $71,233 in 2021)	56,543	66,270
Lease Merchandise (net of accumulated depreciation and allowances of $510,217 in 2022 and $463,929 in 2021)	566,148	714,055
Loans Receivable (net of allowances and unamortized fees of $54,031 in 2022 and $53,300 in 2021)	130,136	119,315
Property and Equipment, Net	24,871	25,648
Operating Lease Right-of-Use Assets	12,448	17,488
Goodwill	296,061	306,212
Other Intangibles, Net	120,135	137,305
Income Tax Receivable	10,968	14,352
Deferred Income Tax Assets	2,760	2,760
Prepaid Expenses and Other Assets	49,535	48,197
Total Assets	$1,491,491	$1,621,761
LIABILITIES & SHAREHOLDERS’ EQUITY:
Accounts Payable and Accrued Expenses	$137,575	$135,954
Deferred Income Tax Liabilities	140,517	146,265
Customer Deposits and Advance Payments	33,952	45,070
Operating Lease Liabilities	22,341	25,410
Debt	590,642	589,654
Total Liabilities	925,027	942,353
Commitments and Contingencies (Note 4)
SHAREHOLDERS' EQUITY:
Common Stock, Par Value $0.50 Per Share: Authorized: 225,000,000 Shares at September 30, 2022 and December 31, 2021; Shares Issued: 82,078,654 at September 30, 2022 and December 31, 2021	41,039	41,039
Additional Paid-in Capital	335,642	332,244
Retained Earnings	1,118,150	1,055,526
	1,494,831	1,428,809
Less: Treasury Shares at Cost
Common Stock: 32,046,014 Shares at September 30, 2022 and 25,638,057 at December 31, 2021	(928,367)	(749,401)
Total Shareholders’ Equity	566,464	679,408
Total Liabilities & Shareholders’ Equity	$1,491,491	$1,621,761
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

PROG HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In Thousands, Except Per Share Data)
REVENUES:
Lease Revenues and Fees	$606,585	$635,025	$1,930,843	$1,989,055
Interest and Fees on Loans Receivable	19,236	15,380	54,886	42,322
	625,821	650,405	1,985,729	2,031,377
COSTS AND EXPENSES:
Depreciation of Lease Merchandise	422,589	435,857	1,358,713	1,380,572
Provision for Lease Merchandise Write-offs	43,537	34,174	155,655	84,072
Operating Expenses	112,733	102,053	337,997	289,994
Impairment of Goodwill	10,151	—	10,151	—
	589,010	572,084	1,862,516	1,754,638
OPERATING PROFIT	36,811	78,321	123,213	276,739
Interest Expense	(9,463)	(444)	(28,700)	(1,392)
EARNINGS BEFORE INCOME TAX EXPENSE	27,348	77,877	94,513	275,347
INCOME TAX EXPENSE	11,343	20,464	31,889	69,609
NET EARNINGS	$16,005	$57,413	$62,624	$205,738
EARNINGS PER SHARE
Basic	$0.32	$0.87	$1.18	$3.07
Assuming Dilution	$0.32	$0.86	$1.18	$3.06

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	50,461	66,092	52,896	66,938
Assuming Dilution	50,547	66,385	53,053	67,319
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

PROG HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2022	2021
	(In Thousands)
OPERATING ACTIVITIES:
Net Earnings	$62,624	$205,738
Adjustments to Reconcile Net Earnings to Cash Provided by Operating Activities:
Depreciation of Lease Merchandise	1,358,713	1,380,572
Other Depreciation and Amortization	25,446	21,954
Provisions for Accounts Receivable and Loan Losses	318,314	152,523
Stock-Based Compensation	13,930	14,803
Deferred Income Taxes	(5,748)	16,948
Impairment of Goodwill	10,151	—
Non-Cash Lease Expense	838	708
Other Changes, Net	(5,785)	(2,715)
Changes in Operating Assets and Liabilities, Net of Effects of Acquisitions:
Additions to Lease Merchandise	(1,369,388)	(1,446,046)
Book Value of Lease Merchandise Sold or Disposed	158,582	87,005
Accounts Receivable	(280,096)	(143,970)
Prepaid Expenses and Other Assets	(1,077)	(3,864)
Income Tax Receivable and Payable	3,411	(18,529)
Operating Lease Right-of-Use Assets and Liabilities	1,133	(1,411)
Accounts Payable and Accrued Expenses	3,220	37,973
Customer Deposits and Advance Payments	(11,118)	(6,799)
Cash Provided by Operating Activities	283,150	294,890
INVESTING ACTIVITIES:
Investments in Loans Receivable	(147,711)	(139,980)
Proceeds from Loans Receivable	115,226	97,158
Outflows on Purchases of Property and Equipment	(7,488)	(6,815)
Proceeds from Property and Equipment	18	55
Proceeds (Outflows) from Acquisitions of Businesses	6	(22,942)
Cash Used in Investing Activities	(39,949)	(72,524)
FINANCING ACTIVITIES:
Acquisition of Treasury Stock	(187,361)	(128,233)
Tender Offer Shares Repurchased and Retired	(274)	—
Issuance of Stock Under Stock Option Plans	663	3,133
Shares Withheld for Tax Payments	(2,902)	(5,123)
Debt Issuance Costs	(1,600)	—
Cash Used in Financing Activities	(191,474)	(130,223)
Increase in Cash and Cash Equivalents	51,727	92,143
Cash and Cash Equivalents at Beginning of Period	170,159	36,645
Cash and Cash Equivalents at End of Period	$221,886	$128,788
Net Cash Paid During the Period:
Interest	$17,306	$1,093
Income Taxes	$31,087	$43,985
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

PROG HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. BASIS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
As described elsewhere in this Quarterly Report on Form 10-Q, the Coronavirus Disease ("COVID-19") pandemic and the rampant increase in inflation has led to significant market uncertainty and disruption and has impacted many aspects of our businesses and operations, directly and indirectly. Throughout these notes to the condensed consolidated financial statements, the impacts of the COVID-19 pandemic and inflation on the financial results for the three and nine months ended September 30, 2022 and 2021 have been identified under the respective sections. For a discussion of customer payment trends and significant estimates made by management regarding allowances for lease merchandise, accounts receivable, and loans receivable, as well as the impacts COVID-19 and supply chain disruptions had on generating new lease and loan originations during the three and nine months ended September 30, 2022 and 2021, see Item 2. "Management’s Discussion and Analysis of Financial Condition and Results of Operations," including the "COVID-19 Pandemic," "Results of Operations," and "Liquidity and Capital Resources" below.
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
On June 25, 2021, the Company completed the acquisition of Four Technologies, Inc. ("Four"), an innovative Buy Now, Pay Later company that allows shoppers to pay for merchandise through four interest-free installments. Four’s proprietary platform capabilities and its base of customers and retailers expand PROG Holdings’ ecosystem of financial technology offerings by introducing a payment solution that further diversifies the Company's consumer fintech offerings. Shoppers use Four to purchase furniture, clothing, electronics, health and beauty products, footwear, jewelry, and other consumer goods from retailers across the United States. Four is not a reportable segment for the three and nine month periods ended September 30, 2022 and 2021 as its financial results are not material to the Company's condensed consolidated financial results.
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
The accompanying unaudited condensed consolidated financial statements do not include all information required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments, which are of a normal recurring nature, considered necessary for a fair presentation have been included in the accompanying unaudited condensed consolidated financial statements. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2021 (the "2021 Annual Report") filed with the United States Securities and Exchange Commission on February 23, 2022. The results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of operating results for the full year.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(Shares In Thousands)	2022	2021	2022	2021
Weighted Average Shares Outstanding	50,461	66,092	52,896	66,938
Dilutive Effect of Share-Based Awards	86	293	157	381
Weighted Average Shares Outstanding Assuming Dilution	50,547	66,385	53,053	67,319
Approximately 1,622,000 and 1,418,000 weighted-average share-based awards were excluded from the computation of earnings per share assuming dilution during the three and nine months ended September 30, 2022, respectively, as the awards would have been anti-dilutive for the periods presented.
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
Accounts Receivable
Accounts receivable consist primarily of receivables due from customers of Progressive Leasing and amounted to $56.5 million and $66.3 million, net of allowances, as of September 30, 2022 and December 31, 2021, respectively.
The Company maintains an accounts receivable allowance, which primarily relates to its Progressive Leasing operations and, to a lesser extent, receivables from Vive's POS partners. The Company’s policy is to record an allowance for uncollectible renewal payments based on historical collection experience. Other qualitative factors are considered in estimating the allowance, such as current and forecasted business trends including, but not limited to, the potential unfavorable impacts of the significant increase in inflation and the COVID-19 pandemic on our businesses. Given the significant uncertainty regarding the impacts of increasing inflation and the COVID-19 pandemic on our business, a high level of estimation was involved in determining the allowance as of September 30, 2022. Therefore, actual future accounts receivable write-offs may differ materially from the allowance. If the recent increase in inflation, which has risen at a greater pace than seen in decades, continues in future periods, or if the current level of inflation does not decrease, such developments may further adversely impact our customers' ability to continue to make payments to the Company. The provision for uncollectible renewal payments is recorded as a reduction of lease revenues and fees within the condensed consolidated statements of earnings. For customer lease agreements that are past due, the Company's policy is to write-off lease receivables after 120 days.

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
The following table shows the components of the accounts receivable allowance:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2022	2021	2022	2021
Beginning Balance	$81,898	$48,459	$71,233	$56,364
Net Book Value of Accounts Written Off	(109,203)	(56,507)	(302,945)	(164,518)
Recoveries	8,736	7,085	27,623	30,933
Accounts Receivable Provision	104,303	61,541	289,823	137,799
Ending Balance	$85,734	$60,578	$85,734	$60,578
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
The Company records a provision for write-offs using the allowance method. The allowance method for lease merchandise write-offs estimates the merchandise losses incurred but not yet identified by management as of the end of the accounting period based on historical write-off experience. Other qualitative factors, such as current and forecasted customer payment trends, are considered in estimating the allowance. Given the significant uncertainty regarding the impacts of inflation, which has increased at a greater pace than seen in decades, and the COVID-19 pandemic on our business, a high level of estimation was involved in determining the allowance as of September 30, 2022. Actual lease merchandise write-offs may differ materially from the allowance as of September 30, 2022. If the recent increase in the rate of inflation continues in future periods, or if the current level of inflation does not decrease, such developments may further adversely impact our customers' ability to continue to make payments to the Company. For customer lease agreements that are past due, the Company's policy is to write-off lease merchandise after 120 days.
The following table shows the components of the allowance for lease merchandise write-offs, which is included within lease merchandise, net in the condensed consolidated balance sheets:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2022	2021	2022	2021
Beginning Balance	$70,579	$45,627	$54,367	$45,992
Net Book Value of Merchandise Written off	(56,810)	(30,340)	(157,376)	(85,240)
Recoveries	2,329	2,361	6,989	6,998
Provision for Write-offs	43,537	34,174	155,655	84,072
Ending Balance	$59,635	$51,822	$59,635	$51,822
Vendor Incentives and Rebates Provided to POS Partners
Progressive Leasing has agreements with some of its POS partners that require additional consideration to be paid to the POS partner, including payments for exclusivity, rebates based on lease volume originations generated through the POS partners, and payments to the POS partners for marketing or other development initiatives to promote additional lease originations through these POS partners. Payments made to POS partners as consideration for them providing exclusivity to Progressive Leasing for lease-to-own transactions with customers of the POS partner are expensed on a straight-line basis over the exclusivity term. Rebates are accrued over the period the POS partner is earning the rebate, which is typically based on quarterly or annual lease origination volumes. Payments made to POS partners for marketing or development initiatives are expensed on a straight-line basis over the period the POS partner is earning the funds or the specified marketing term. Progressive Leasing expensed $6.2 million and $19.0 million for such additional consideration to POS partners, during the three and nine months ended September 30, 2022, respectively, compared to $3.9 million and $13.5 million during the three and nine

PROG HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
months ended September 30, 2021. Expenses related to additional consideration provided to POS partners are classified within operating expenses in the condensed consolidated statements of earnings.
Loans Receivable, Net
Gross loans receivable primarily represents the principal balances of credit card charges at Vive's participating merchants that remain due from cardholders, plus unpaid interest and fees due from cardholders. The allowance and unamortized fees represent uncollectible amounts; merchant fee discounts, net of capitalized origination costs; promotional fee discounts; and deferred annual card fees. Loans receivable, net also includes $2.7 million and $1.5 million of outstanding receivables from customers of Four as of September 30, 2022 and December 31, 2021, respectively.
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
The Company calculates Vive's allowance for loan losses based on internal historical loss information and incorporates observable and forecasted macroeconomic data over a twelve-month reasonable and supportable forecast period. Incorporating macroeconomic data could have a material impact on the measurement of the allowance to the extent that forecasted data changes significantly, such as higher forecasted inflation and unemployment rates, and the observed significant market volatility associated with the COVID-19 pandemic. For any periods beyond the twelve-month reasonable and supportable forecast period described above, the Company reverts to using historical loss information on a straight-line basis over a period of six months and utilizes historical loss information for the remaining life of the portfolio. The Company may also consider other qualitative factors in estimating the allowance, as necessary. For the purposes of determining the allowance as of September 30, 2022, management considered other qualitative factors such as the unfavorable impact of the rapid increase in the rate of inflation in recent months and the beneficial impact of government stimulus measures to our customer base in 2020 and 2021 that were not fully factored into the macroeconomic forecasted data and resulted in internal historical loss rates incorporated in Vive's baseline allowance estimate being lower than current forecasted loss rates. We believe those stimulus measures may have contributed to the favorable cardholder payment trends experienced at Vive in 2020 and 2021. The allowance for loan losses is maintained at a level considered appropriate to cover expected future losses of principal, interest and fees on active loans in the loans receivable portfolio. The appropriateness of the allowance is evaluated at each period end. If the recent increase in inflation continues in future periods, such a development may adversely impact our customers' ability to continue to make payments to the Company. To the extent that actual results differ from estimates of uncollectible loans receivable, including the significant uncertainties caused by rapidly increasing inflation and the COVID-19 pandemic, the Company's results of operations and liquidity may be materially affected.
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

PROG HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Vive extends or declines credit to an applicant through its bank partners based upon the applicant's credit rating and other factors. Below is a summary of the credit quality of the Company's loan portfolio as of September 30, 2022 and December 31, 2021 by FICO score as determined at the time of loan origination:

FICO Score Category	September 30, 2022	December 31, 2021
600 or Less	7.4%	7.7%
Between 600 and 700	76.2%	78.0%
700 or Greater	13.8%	12.7%
No Score Identified	2.6%	1.6%
Prepaid Expenses and Other Assets
Prepaid expenses and other assets consist of the following:

(In Thousands)	September 30, 2022	December 31, 2021
Prepaid Expenses	$27,596	$28,283
Prepaid Software Expenses	8,664	7,102
Unamortized Initial Direct Costs on Lease Agreement Originations	5,781	5,326
Prepaid Insurance	1,073	40
Other Assets	6,421	7,446
Prepaid Expenses and Other Assets	$49,535	$48,197
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
Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consist of the following:

(In Thousands)	September 30, 2022	December 31, 2021
Accounts Payable	$9,379	$13,741
Accrued Salaries and Benefits	21,095	25,861
Accrued Sales and Personal Property Taxes	14,463	14,851
Income Taxes Payable	2,809	2,782
Uncertain Tax Positions[1]	51,509	48,451
Other Accrued Expenses and Liabilities	38,320	30,268
Accounts Payable and Accrued Expenses	$137,575	$135,954
1 The uncertain tax positions as of September 30, 2022, and December 31, 2021 are primarily related to the Company’s tax treatment of the $175.0 million settlement payment made in 2020 to the FTC as discussed in Note 10 and Note 11 to the consolidated financial statements in the 2021 Annual Report.

PROG HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Debt
On November 24, 2020, the Company entered into a credit agreement with a consortium of lenders providing for a $350.0 million senior revolving credit facility (the "Revolving Facility"), under which revolving borrowings became available at the completion of the separation and distribution transaction through which the Company's historical Aaron's Business segment was spun-off into a separate company, and under which all borrowings and commitments will mature or terminate on November 24, 2025. The Company expects that the Revolving Facility will be used to provide for working capital and capital expenditures, to finance future permitted acquisitions, and for other general corporate purposes. If the Company's total net debt to EBITDA ratio as defined by the Revolving Facility exceeds 1.25, the Revolving Facility becomes fully secured for the remaining duration of the Revolving Facility term. As of June 30, 2022, the Company exceeded the 1.25 total net debt to EBITDA ratio and the Revolving Facility became fully secured. The Company had no outstanding borrowings and $350.0 million total available credit under the Revolving Facility as of September 30, 2022 and December 31, 2021.
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
At September 30, 2022, the Company was in compliance with all covenants related to its outstanding debt. See Note 9 to the consolidated financial statements in the 2021 Annual Report for further information regarding the Company's indebtedness.
Goodwill
Goodwill represents the excess of the purchase price paid over the fair value of the identifiable net tangible and intangible assets acquired in connection with business acquisitions. Progressive Leasing and Four are the only reporting units with goodwill as of September 30, 2022. Impairment occurs when the reporting unit's carrying value exceeds its fair value. The Company’s goodwill is not amortized but is subject to an impairment test at the reporting unit level annually as of October 1 and more frequently if events or circumstances indicate that an impairment may have occurred. Factors which could necessitate an interim impairment assessment include a sustained decline in the Company’s stock price, prolonged negative industry or economic trends and significant underperformance relative to historical results, projected future operating results, or the Company failing to successfully execute on one or more elements of Progressive Leasing and/or Four's strategic plans.
The Company concluded an interim goodwill impairment test was triggered for the Four reporting unit as of September 30, 2022. Factors that led to this conclusion include: (i) a significant decline in valuations and related market multiples for peers in the Buy Now, Pay Later industry; (ii) an increase in Four's forecasted losses; and (iii) projected negative cash flows for the reporting unit in future periods.
As of September 30, 2022, the Company determined the Four goodwill was partially impaired and recorded an impairment of goodwill of $10.2 million during the three months ended September 30, 2022. The Company engaged the assistance of a third-party valuation firm to perform the interim goodwill impairment test for the Four reporting unit. This included an assessment of the Four reporting unit's fair value relative to the carrying value that was derived using a market approach. The market approach, which includes the guideline public company method, utilized pricing multiples derived from an analysis of other publicly traded companies that operate in the Buy Now, Pay Later industry. We believe the comparable companies we evaluate as marketplace participants serve as an appropriate reference when calculating fair value because those companies have similar risks, participate in similar markets, provide similar products and services for their customers and compete with Four directly. As of September 30, 2022, Four's goodwill balance was $7.3 million. Additional goodwill impairment charges may occur in future periods if the Company fails to execute on one or more elements of Four's strategic plan, Four's actual or projected results are unfavorable compared to the current forecasted operating results, and/or there are further declines in the Buy Now, Pay Later peer market multiples.
The Company completed its annual goodwill impairment test for Progressive Leasing as of October 1, 2021 and concluded that no impairment had occurred. The Company determined that there were no events or circumstances that occurred during the nine months ended September 30, 2022 that would more likely than not reduce the fair value of Progressive Leasing below its carrying amount.

PROG HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Shareholders' Equity
Changes in shareholders' equity for the nine months ended September 30, 2022 and 2021 are as follows:

	Treasury Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Total Shareholders’ Equity
(In Thousands)	Shares	Amount	Shares	Amount
Balance, December 31, 2021	(25,638)	$(749,401)	82,079	$41,039	$332,244	$1,055,526	$679,408
Stock-Based Compensation	—	—	—	—	6,587	—	6,587
Reissued Shares	177	5,260	—	—	(7,776)	—	(2,516)
Repurchased Shares	(2,200)	(78,080)	—	—	—	—	(78,080)
Net Earnings	—	—	—	—	—	27,135	27,135
Balance, March 31, 2022	(27,661)	$(822,221)	82,079	$41,039	$331,055	$1,082,661	$632,534
Stock-Based Compensation	—	—	—	—	2,484	—	2,484
Reissued Shares	47	1,380	—	—	(716)	—	664
Repurchased Shares	(3,899)	(98,395)	—	—	—	—	(98,395)
Net Earnings	—	—	—	—	—	19,484	19,484
Balance, June 30, 2022	(31,513)	$(919,236)	82,079	$41,039	$332,823	$1,102,145	$556,771
Stock-Based Compensation	—	—	—	—	4,960	—	4,960
Reissued Shares	56	1,755	—	—	(2,141)	—	(386)
Repurchased Shares	(589)	(10,886)	—	—	—	—	(10,886)
Net Earnings	—	—	—	—	—	16,005	16,005
Balance, September 30, 2022	(32,046)	$(928,367)	82,079	$41,039	$335,642	$1,118,150	$566,464

	Treasury Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Total Shareholders’ Equity
(In Thousands)	Shares	Amount	Shares	Amount
Balance, December 31, 2020	(23,029)	$(613,881)	90,752	$45,376	$318,263	$1,236,378	$986,136
Stock-Based Compensation	—	—	—	—	4,163	—	4,163
Reissued Shares	216	3,671	—	—	(8,400)	—	(4,729)
Repurchased Shares	(589)	(28,102)	—	—	—	—	(28,102)
Net Earnings	—	—	—	—	—	79,488	79,488
Balance, March 31, 2021	(23,402)	$(638,312)	90,752	$45,376	$314,026	$1,315,866	$1,036,956
Stock-Based Compensation	—	—	—	—	3,973	—	3,973
Reissued Shares	61	1,751	—	—	912	—	2,663
Repurchased Shares	(911)	(49,094)	—	—	—	—	(49,094)
Net Earnings	—	—	—	—	—	68,837	68,837
Balance, June 30, 2021	(24,252)	$(685,655)	90,752	$45,376	$318,911	$1,384,703	$1,063,335
Stock-Based Compensation	—	—	—	—	6,667	—	6,667
Reissued Shares	16	347	—	—	(269)	—	78
Repurchased Shares	(1,125)	(51,037)	—	—	—	—	(51,037)
Net Earnings	—	—	—	—	—	57,413	57,413
Balance, September 30, 2021	(25,361)	$(736,345)	90,752	$45,376	$325,309	$1,442,116	$1,076,456

PROG HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Stock-Based Compensation
During the nine months ended September 30, 2022, the Company issued 539,085 restricted stock units and 264,132 stock options to certain employees, and 389,529 performance share units to certain employees and third-parties, which vest over one to three-year periods for certain units and upon the achievement of specified performance conditions for other units. The weighted average fair value of the restricted stock and performance share awards was $28.00, which was based on the fair market value of the Company’s common stock on the dates of grant. The weighted average fair value of the stock option awards was $10.89, which was based on a grant date value using a Black-Scholes-Merton option pricing model. The Company will recognize the grant date fair value of the restricted stock units and stock options as stock-based compensation expense over the requisite service period of one to three years. The Company will recognize the grant date fair value of the performance units as stock-based compensation expense over the estimated vesting period based on the Company's projected assessment of the performance conditions that are probable of being achieved in accordance with ASC 718, Stock-based Compensation.
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
Recent Accounting Pronouncements
Pending Adoption
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform: Facilitation of the Effects of Reference Rate Reform on Financial Reporting (Topic 848) ("ASU 2020-04"). The standard provides temporary guidance to ease the potential burden in accounting for reference rate reform primarily resulting from the discontinuation of the London Interbank Overnight ("LIBO") rate or another reference rate expected to be discontinued. Entities may apply the provisions of the new standard as of the beginning of the reporting period when the election is made. The provisions of this update have been extended to December 31, 2024, when the reference rate replacement activity is expected to have completed. The Company's Revolving Facility currently references the LIBO rate for determining interest payable on outstanding borrowings. The amendments in ASU 2020-04 are elective and apply to all entities that have contracts referencing the LIBO rate. The new guidance provides an expedient which simplifies accounting analyses under current U.S. GAAP for contract modifications if the change is directly related to a change from the LIBO rate to a new interest rate index. The Company plans to amend the Revolving Facility agreement to change the reference rate from LIBO to the Secured Overnight Financing Rate ("SOFR"). The Company does not expect the adoption of ASU 2020-04 to have a material impact to the Company's condensed consolidated financial statements or to any key terms of our Revolving Facility other than the discontinuation of the LIBO rate.

PROG HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 2. FAIR VALUE MEASUREMENT
Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table summarizes financial liabilities measured at fair value on a recurring basis:

(In Thousands)	September 30, 2022			December 31, 2021
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Deferred Compensation Liability	$—	$2,023	$—	$—	$2,423	$—
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
Four's loans receivable, net of an allowance for loan losses and unamortized fees, are included within loans receivable, net on the condensed consolidated balance sheet as of September 30, 2022 and approximated fair value based on a discounted cash flow methodology.
The Company's Senior Notes are carried at amortized cost on the condensed consolidated balance sheets and are measured at fair value for disclosure purposes. The fair value of the Senior Notes was estimated based on quoted market prices in less active markets and has been classified as Level 2 in the fair value hierarchy.
The following table summarizes the fair value of the Company's debt and loans receivable held by Vive and Four:

(In Thousands)	September 30, 2022			December 31, 2021
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Senior Notes	$—	$478,320	$—	$—	$616,080	$—
Loans Receivable, Net	$—	$—	$165,371	$—	$—	$157,070

PROG HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 3. LOANS RECEIVABLE
The following is a summary of the Company’s loans receivable, net:

(In Thousands)	September 30, 2022	December 31, 2021
Loans Receivable, Gross	$184,167	$172,615
Unamortized Fees	(11,729)	(12,511)
Loans Receivable, Amortized Cost	172,438	160,104
Allowance for Loan Losses	(42,302)	(40,789)
Loans Receivable, Net of Allowances and Unamortized Fees[1]	$130,136	$119,315
1 Loans Receivable, Net of Allowances and Unamortized Fees, attributable to Four was $2.7 million and $1.5 million as of September 30, 2022 and December 31, 2021, respectively.
The table below presents credit quality indicators of the amortized cost of the Company's loans receivable by origination year:

(In Thousands)
As of September 30, 2022	2022	2021	2020	2019	2018	Prior	Total
FICO Score Category:
600 or Less	$6,456	$4,924	$1,223	$336	$95	$35	$13,069
Between 600 and 700	65,751	45,295	13,984	3,792	1,004	1,840	131,666
700 or Greater	14,938	5,537	1,686	356	161	403	23,081
No Score Identified	4,622	—	—	—	—	—	4,622
Total Amortized Cost	$91,767	$55,756	$16,893	$4,484	$1,260	$2,278	$172,438
Included in the table below is an aging of the loans receivable, gross balance:

(Dollar Amounts in Thousands)
Aging Category	September 30, 2022	December 31, 2021
30-59 Days Past Due	6.1%	6.3%
60-89 Days Past Due	3.6%	3.1%
90 or More Days Past Due	5.6%	4.0%
Past Due Loans Receivable	15.3%	13.4%
Current Loans Receivable	84.7%	86.6%
Balance of Credit Card Loans on Nonaccrual Status	5,004	3,527
Balance of Loans Receivable 90 or More Days Past Due and Still Accruing Interest and Fees	$—	$—
The table below presents the components of the allowance for loan losses for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2022	2021	2022	2021
Beginning Balance	$40,797	$45,151	$40,789	$42,127
Provision for Loan Losses	12,031	3,868	28,491	14,724
Charge-offs	(11,612)	(5,381)	(30,286)	(15,031)
Recoveries	1,086	1,012	3,308	2,830
Ending Balance	$42,302	$44,650	$42,302	$44,650

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
At September 30, 2022 and December 31, 2021, the Company had accrued $0.7 million and an immaterial amount, respectively for pending legal and regulatory matters for which it believes losses are probable and the amount of the loss can be reasonably estimated. The Company records its best estimate of the loss to legal and regulatory liabilities in accounts payable and accrued expenses in the condensed consolidated balance sheets. The Company estimates that the aggregate range of reasonably possible loss in excess of accrued liabilities for such probable loss contingencies is immaterial. Those matters for which a probable loss cannot be reasonably estimated are not included within the estimated ranges.
At September 30, 2022, the Company estimated that the aggregate range of loss for all material pending legal and regulatory proceedings for which a loss is reasonably possible, but less likely than probable (i.e., excluding the contingencies described in the preceding paragraph), is immaterial. Those matters for which a reasonable estimate is not possible are not included within estimated ranges and, therefore, the estimated ranges do not represent the Company's maximum loss exposure. The Company’s estimates for legal and regulatory accruals, aggregate probable loss amounts and reasonably possible loss amounts, are all subject to the uncertainties and variables described above.
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
Litigation Matters
In Stein v. Aaron's, Inc., et. al., filed in the United States District Court for the Southern District of New York on February 28, 2020, the plaintiff alleged that from March 2, 2018 through February 19, 2020, the Company made certain misleading public statements about the Company's business, operations, and prospects. The allegations underlying the lawsuit principally relate to the FTC's inquiry into disclosures related to lease-to-own and other financial products offered by the Company through its historical Aaron's Business and Progressive Leasing segments. The United States District Court for the Northern District of Georgia, the Court to whom the case was transferred, granted the Company's motion to dismiss the case on September 29, 2022. Plaintiff has agreed that it will not appeal the matter and the Company has agreed that it will not pursue attorneys' fees and costs from Plaintiff. The United States District Court for the Northern District of Georgia entered a judgment dismissing the action on October 20, 2022.

PROG HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
On August 25, 2022, the Pennsylvania Attorney General filed a complaint against Progressive Leasing in the Philadelphia County Court of Common Pleas alleging, among other things, that Progressive Leasing was operating in the Commonwealth of Pennsylvania in violation of the Pennsylvania Rental Purchase Agreement Act by failing to disclose certain terms and conditions of rent-to-own ("RTO") transactions on "hang tags" physically attached to RTO merchandise. The complaint seeks, among other things, to convert all RTO agreements entered into by Progressive Leasing prior to September 9, 2022 into retail installment contracts for which the maximum interest rate is 6% per annum, civil penalties in the amount of $1,000 for each violation of Pennsylvania’s Unfair Trade Practices and Consumer Protection Law (and $3,000 for each such violation involving a consumer age 60 or older) and unspecified investigation and prosecution costs. Progressive Leasing believes the Pennsylvania Attorney General’s claims are without merit and intends to vigorously defend itself in this matter.
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
Off-Balance Sheet Risk
The Company, through its Vive segment, had unconditionally cancellable unfunded lending commitments totaling approximately $505.8 million and $467.6 million as of September 30, 2022 and December 31, 2021, respectively, that do not give rise to revenues and cash flows. These unfunded commitments arise in the ordinary course of business from credit card agreements with individual cardholders that give them the ability to borrow, against unused amounts, up to the maximum credit limit assigned to their account. While these unfunded amounts represent the total available unused lines of credit, the Company does not anticipate that all cardholders will utilize their entire available line at any given point in time. Commitments to extend unsecured credit are agreements to lend to a cardholder so long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

PROG HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 5. SEGMENTS
As of September 30, 2022, the Company has two reportable segments: Progressive Leasing and Vive.
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
As discussed in Note 1 of the 2021 Annual Report, on June 25, 2021, the Company completed the acquisition of Four, an innovative Buy Now, Pay Later company that allows shoppers to pay for merchandise through four interest-free installments. Four is not a reportable segment for the three and nine month periods ended September 30, 2022 and 2021 as its financial results are not material to the Company's condensed consolidated financial results. The revenues, loss before income taxes, and assets within "other" below is primarily comprised of the operating activities of Four.
Disaggregated Revenue
The following table presents revenue by source and by segment for the three months ended September 30, 2022 and 2021:

	Three Months Ended September 30, 2022				Three Months Ended September 30, 2021
(In Thousands)	Progressive Leasing	Vive	Other	Total	Progressive Leasing	Vive	Other	Total
Lease Revenues and Fees[1]	$606,585	$—	$—	$606,585	$635,025	$—	$—	$635,025
Interest and Fees on Loans Receivable[2]	—	18,392	844	19,236	—	15,212	168	15,380
Total	$606,585	$18,392	$844	$625,821	$635,025	$15,212	$168	$650,405
1 Revenue within the scope of ASC 842, Leases.
2 Revenue within the scope of ASC 310, Receivables.
The following table presents revenue by source and by segment for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30, 2022				Nine Months Ended September 30, 2021
(In Thousands)	Progressive Leasing	Vive	Other	Total	Progressive Leasing	Vive	Other	Total
Lease Revenues and Fees[1]	$1,930,843	$—	$—	$1,930,843	$1,989,055	$—	$—	$1,989,055
Interest and Fees on Loans Receivable[2]	—	53,026	1,860	54,886	—	42,154	168	42,322
Total	$1,930,843	$53,026	$1,860	$1,985,729	$1,989,055	$42,154	$168	$2,031,377
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
The Company incurred various corporate overhead expenses for certain executive management, finance, treasury, tax, audit, legal, risk management, and other overhead functions during the three and nine months ended September 30, 2022 and 2021. Corporate overhead expenses incurred are primarily reflected as expenses of the Progressive Leasing segment and an immaterial amount was allocated to the Vive segment. The allocation of corporate overhead costs to the Progressive Leasing and Vive segments is consistent with how the chief operating decision maker analyzed performance and allocated resources among the segments of the Company during the three and nine months ended September 30, 2022 and 2021. The following is a summary of earnings before income tax expense by segment:

	Three Months Ended September 30,
(In Thousands)	2022	2021
Earnings Before Income Tax Expense:
Progressive Leasing	$43,492	$76,435
Vive	1,376	6,354
Other[1]	(17,520)	(4,912)
Total Earnings Before Income Tax Expense	$27,348	$77,877
1 Earnings Before Income Tax Expense attributable to Other for the three months ended September 30, 2022 includes a $10.2 million goodwill impairment loss related to the partial impairment of Four's goodwill as discussed in Note 1 above.

	Nine Months Ended September 30,
(In Thousands)	2022	2021
Earnings Before Income Tax Expense:
Progressive Leasing	$112,956	$268,128
Vive	9,154	12,131
Other[1]	(27,597)	(4,912)
Total Earnings Before Income Tax Expense	$94,513	$275,347
1 Earnings Before Income Tax Expense attributable to Other for the nine months ended September 30, 2022 includes a $10.2 million goodwill impairment loss related to the partial impairment of Four's goodwill as discussed in Note 1 above.
The following is a summary of total assets by segment:

(In Thousands)	September 30, 2022	December 31, 2021
Assets:
Progressive Leasing	$1,311,583	$1,445,612
Vive	157,178	149,628
Other	22,730	26,521
Total Assets	$1,491,491	$1,621,761

PROG HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 6. RESTRUCTURING EXPENSES
During the second quarter of 2022, the Company initiated restructuring activities intended to reduce expenses, consolidate certain segment corporate headquarters, and align the cost structure of the business with the Company's near-term revenue outlook. The Company continued such activities during the third quarter and recorded restructuring expenses of $4.7 million and $9.0 million for the three and nine months ended September 30, 2022, respectively. These costs were primarily comprised of employee severance within Progressive Leasing and operating lease right-of-use asset impairment charges related to relocation of the Vive corporate headquarters to the Company's corporate office building and a reduction of call center office space. The Company will continue to monitor the impacts of changes in macroeconomic conditions on its businesses and may take additional steps to further adjust the Company's cost structure based on unfavorable changes in these conditions, which may result in further restructuring charges in future periods.
The following tables summarize restructuring charges recorded within operating expenses in the condensed consolidated statements of earnings for the three and nine months ended September 30, 2022:

	Three Months Ended September 30, 2022
(In Thousands)	Progressive Leasing	Vive	Other	Total
Severance	$2,076	$—	$—	$2,076
Right-of-Use Asset Impairment	2,285	—	—	2,285
Property and Equipment Impairment	309	—	—	309
Other Expenses	—	3	—	3
Total Restructuring Expenses	$4,670	$3	$—	$4,673

	Nine Months Ended September 30, 2022
(In Thousands)	Progressive Leasing	Vive	Other	Total
Severance	$5,611	$—	$—	$5,611
Right-of-Use Asset Impairment	2,285	655	—	2,940
Property and Equipment Impairment	309	—	—	309
Other Expenses	138	3	—	141
Total Restructuring Expenses	$8,343	$658	$—	$9,001
The following table summarizes the accrual and payment activity related to the restructuring program for the nine months ended September 30, 2022:

(In Thousands)	Severance	Other Restructuring Activities	Total
Balance at December 31, 2021	$—	$—	$—
Charges	5,611	138	5,749
Cash Payments	(1,954)	(88)	(2,042)
Balance at September 30, 2022	$3,657	$50	$3,707

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
The following discussion should be read in conjunction with the condensed consolidated financial statements as of and for the three and nine months ended September 30, 2022 and 2021, including the notes to those statements, appearing elsewhere in this report. We also suggest that management’s discussion and analysis appearing in this report be read in conjunction with the management’s discussion and analysis and consolidated financial statements included in our 2021 Annual Report.
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
On June 25, 2021, the Company completed the acquisition of Four Technologies, Inc. ("Four"), an innovative Buy Now, Pay Later company that allows shoppers to pay for merchandise through four interest-free installments. Four’s proprietary platform capabilities and its base of customers and retailers expand PROG Holdings’ ecosystem of financial technology offerings by introducing a payment solution that further diversifies the Company's consumer fintech offerings. Shoppers use Four to purchase furniture, clothing, electronics, health and beauty products, footwear, jewelry, and other consumer goods from retailers across the United States. Four is not expected to be a reportable segment in 2022 as its financial results are not expected to be material to the Company's consolidated financial results in 2022. The Company recorded an impairment loss of $10.2 million to partially write-off the goodwill balance of the Four reporting unit during the three months ended September 30, 2022.
Current Business Environment and Outlook
The Company continues to operate in a challenging macro environment as inflation levels in the United States, particularly in gas, food, and housing costs, are putting significant pressure on our customers, resulting in an unfavorable impact on our lease portfolio performance and Gross Merchandise Volume ("GMV") production. Customer payment delinquencies and uncollectible renewal payments experienced within our Progressive Leasing segment during the first nine months of 2022 were higher than projected and exceeded levels experienced during pre-pandemic periods. In response to increasing customer delinquencies and higher write-offs, the Company tightened its lease decisioning, resulting in fewer lease approvals and an adverse impact on GMV production. Customer payment delinquencies and uncollectible renewal payments for leases originated after the Company further tightened its lease decisioning in mid-2022 are consistent with pre-pandemic delinquency trends. The significant increase in inflation levels has also resulted in a decrease in demand from our customer base at key national and regional POS partners.

In light of these macro environment challenges and to align the cost structure of the business with our near-term revenue outlook, the Company executed on a number of cost reduction initiatives during the second and third quarters of 2022 to drive efficiencies and right-size variable costs, while attempting to minimize the negative impact on growth-related initiatives.
The current challenging and volatile macro environment may result in customer payment delinquencies and associated write-offs in future periods reaching levels higher than typical pre-pandemic levels, despite the steps we have taken to tighten our lease and Vive loan decisioning. The relatively high levels of customer payment delinquencies and related write-offs experienced during the nine months ended September 30, 2022 related to leases originated prior to the Company's further tightening of its lease decisioning in mid-2022 may continue for an extended period of time, and/or may increase to even higher levels, which would have an unfavorable impact on our performance.
COVID-19 Pandemic. On March 11, 2020, the World Health Organization declared the outbreak of COVID-19 a pandemic. Since then, the COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains and, at times, increased unemployment levels. Although the temporary showroom and/or store closures or reduced hours and scope of operations that many of our POS partners experienced during portions of 2020 and 2021 generally have eased, the significant increase in COVID-19 cases from the Omicron variant during the first quarter of 2022 resulted in many of our POS partners temporarily resuming such measures during the first half of that quarter of 2022, and also resulted in increases in employee absenteeism and declines in customer traffic for many of our POS partners, all of which unfavorably impacted Progressive Leasing's GMV. In addition, other pandemic-related factors continued to unfavorably impact many of our POS partners during the first nine months of 2022, including supply chain disruptions resulting in shortages of available products at certain POS partners, primarily in the appliance, electronics and furniture categories. These pandemic-related developments, as well as the possible emergence of various COVID-19 subvariants, may have an unfavorable impact on Progressive Leasing’s generation of new lease agreements, Vive's generation of new loans, and on our revenues and earnings, in future periods.
The COVID-19 pandemic may adversely impact our business, results of operations, financial condition, liquidity and/or cash flow in future periods. The extent of any such adverse impacts will depend on future developments, which are highly uncertain and cannot be predicted, including (i) the length and severity of the pandemic, including, for example, the emergence of contagious and harmful variants of COVID-19, and localized outbreaks or additional waves of COVID-19 cases; (ii) the impact of any such outbreaks on our customers, POS partners, and employees; (iii) the nature of any government orders issued in response to such outbreaks, and/or self-imposed restrictions on operations being implemented by our POS partners; (iv) the effectiveness, availability and level of use of vaccines; and (v) whether there is any additional government stimulus in response to the pandemic, as well as the nature, timing and amount of such stimulus payments.
In response to the unfavorable economic impacts arising out of the COVID-19 pandemic, the United States government enacted certain fiscal stimulus measures in several phases during 2020 and 2021 to assist in counteracting the economic disruptions caused by the pandemic. We believe all of those government stimulus measures provided economic support to many of our customers, resulting in an increase in payment activity and early lease buyouts, as well as lease merchandise, accounts receivable, and loan receivable write-offs trending lower during 2020 and 2021. We believe a significant portion of our Progressive Leasing and Vive customers received stimulus payments and/or federally supplemented unemployment payments during 2020 and 2021, which enabled them to continue making payments to us under their lease-to-own or credit card agreements, despite the economically challenging times resulting from the COVID-19 pandemic. We believe expiration of the government stimulus payments, enhanced unemployment benefits and child tax credits that were implemented in response to the COVID-19 pandemic, and other adverse economic impacts arising out of the pandemic also contributed to unfavorable results of operations in the third quarter of 2022 as compared to the same period in 2021.

Highlights
The following summarizes significant financial highlights from the three months ended September 30, 2022:
•We reported revenues of $625.8 million, a decrease of 3.8% compared to the third quarter of 2021. The decrease in revenues was primarily due to an increase in customer payment delinquencies and uncollectible renewal payments, further tightening of lease decisioning beginning in mid-2022 resulting in fewer lease originations, and a decrease in customers exercising early lease buyout options, as compared to the stronger customer payment activity and low delinquencies we experienced during the third quarter of 2021.
•GMV decreased by $55.9 million for Progressive Leasing and $1.1 million for Vive in the third quarter of 2022, compared to the same period in the prior year. We believe these decreases were due to tighter lease and loan decisioning, resulting in fewer lease and loan originations; the rapid increase in the rate of inflation eroding customers' disposable incomes and reducing their demand for many of the goods sold by our POS partners; and the absence of government stimulus payments and enhanced unemployment benefits and child tax credits, which we believe benefited many of our customers in 2021. These negative impacts were partially offset by a $0.5 million increase in GMV generated through e-commerce platforms. In the third quarter of 2022, e-commerce GMV represented 16.5% of Progressive Leasing's total GMV, compared to 14.5% in the third quarter of 2021. Additionally, GMV from our other operations increased by $13.1 million primarily due to an increase in Four loan originations compared to the third quarter of 2021.
•Earnings before income taxes decreased to $27.3 million compared to $77.9 million in the same period in 2021. In addition to lower revenues, the decrease was primarily driven by a $10.7 million increase in operating expenses, as compared to the third quarter of 2021, mainly due to expenses associated with growing our strategic initiatives and the restructuring activities we undertook in 2022. The decrease was also driven by an increase of $9.4 million in the provision for lease merchandise write-offs, as a result of higher customer payment delinquencies and write-offs, as compared to the strong customer payment activity and low lease merchandise charge-offs we experienced during the third quarter of 2021. Other factors contributing to the decrease were a $9.0 million increase in interest expense related to the Senior Notes issued in November 2021 and the $10.2 million goodwill impairment loss related to Four in the third quarter of 2022.
Key Operating Metrics
Gross Merchandise Volume. We believe GMV is a key performance indicator of our Progressive Leasing and Vive segments, as it provides the total value of new lease and loan originations written into our portfolio over a specified time period. GMV does not represent revenues earned by the Company, but rather is a leading indicator we use in forecasting revenues the Company may earn in the short-term. Progressive Leasing's GMV is defined as the retail price of merchandise acquired by Progressive Leasing, which it then expects to lease to its customers. GMV for Vive and Other are defined as gross loan originations.
The following table presents our GMV for the Company for the periods presented:

	Three Months Ended September 30,		Change
(Unaudited and In Thousands)	2022	2021	$	%
Progressive Leasing	$437,417	$493,277	$(55,860)	(11.3)%
Vive	47,967	49,085	(1,118)	(2.3)
Other	15,786	2,655	13,131	nmf
Total GMV	$501,170	$545,017	$(43,847)	(8.0)%
nmf—Calculation is not meaningful
We believe the decrease in Progressive Leasing's and Vive's GMV was primarily due to our tighter lease and loan decisioning to address the unfavorable economic conditions that were present in the second and third quarters of 2022, resulting in fewer lease and loan approvals; the rapid increase in the rate of inflation to levels not seen in more than forty years, which eroded customers' disposable incomes and their demand for many of the goods sold by our POS partners; and the absence of government stimulus payments and enhanced unemployment benefits and child tax credits, which we believe benefited many of our customers in 2021. We believe all of these factors have unfavorably impacted the generation of new leases and loans. The decrease in Progressive Leasing's GMV from those factors was partially offset by a $0.5 million increase in GMV generated through e-commerce platforms. E-commerce channels generated 16.5% of Progressive Leasing's GMV in the third quarter of 2022 compared to 14.5% in the third quarter of 2021. The decrease in total GMV was also partially offset by an increase in GMV from our other operations, primarily due to an increase in Four loan originations from new and existing retail partners.

Active Customer Count. Our active customer count represents the total number of customers that have an active lease agreement with our Progressive Leasing segment or an active loan with our Vive segment or with Four. The following table presents our consolidated active customer count, which includes an immaterial number of customers that have both an active lease agreement and loan agreement, for the Company for the periods presented:

As of September 30 (Unaudited)	2022	2021
Active Customer Count:
Progressive Leasing	915,000	936,000
Vive	92,000	87,000
Other	27,000	8,000
Total Active Customer Count	1,034,000	1,031,000
The decrease in the number of Progressive Leasing customers was primarily due to a decrease in customer demand for the types of merchandise typically purchased through our lease-to-own solutions and also due to our tighter lease decisioning to address the unfavorable economic conditions that were present in the second and third quarters of 2022. The increase in the number of Four customers was primarily driven by an increase in loan originations from new and existing retail partners.
Key Components of Earnings Before Income Taxes
In this MD&A section, we review our condensed consolidated results. For the three and nine months ended September 30, 2022 and the comparable prior year period, some of the key revenue, cost and expense items that affected earnings before income taxes were as follows:
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
Impairment of Goodwill. Impairment of goodwill is the partial write-off of the goodwill balance at the Four reporting unit. Refer to Note 1 of these condensed consolidated financial statements for further discussion of the interim goodwill impairment assessment and resulting impairment charge.
Interest Expense. Interest expense consists of interest incurred on the Company's senior secured revolving credit facility (the "Revolving Facility") and on the Company's Senior Notes.

Results of Operations – Three months ended September 30, 2022 and 2021

	Three Months Ended September 30,		Change
(In Thousands)	2022	2021	$	%
REVENUES:
Lease Revenues and Fees	$606,585	$635,025	$(28,440)	(4.5)%
Interest and Fees on Loans Receivable	19,236	15,380	3,856	25.1
	625,821	650,405	(24,584)	(3.8)
COSTS AND EXPENSES:
Depreciation of Lease Merchandise	422,589	435,857	(13,268)	(3.0)
Provision for Lease Merchandise Write-Offs	43,537	34,174	9,363	27.4
Operating Expenses	112,733	102,053	10,680	10.5
Impairment of Goodwill	10,151	—	10,151	nmf
	589,010	572,084	16,926	3.0
OPERATING PROFIT	36,811	78,321	(41,510)	(53.0)
Interest Expense	(9,463)	(444)	(9,019)	nmf
EARNINGS BEFORE INCOME TAX EXPENSE	27,348	77,877	(50,529)	(64.9)
INCOME TAX EXPENSE	11,343	20,464	(9,121)	(44.6)
NET EARNINGS	$16,005	$57,413	$(41,408)	(72.1)%
nmf—Calculation is not meaningful
Revenues
Information about our revenues by source and reportable segment is as follows:

	Three Months Ended September 30, 2022				Three Months Ended September 30, 2021
(In Thousands)	Progressive Leasing	Vive	Other	Total	Progressive Leasing	Vive	Other	Total
Lease Revenues and Fees	$606,585	$—	$—	$606,585	$635,025	$—	$—	$635,025
Interest and Fees on Loans Receivable	—	18,392	844	19,236	—	15,212	168	15,380
Total	$606,585	$18,392	$844	$625,821	$635,025	$15,212	$168	$650,405
The decrease in Progressive Leasing revenues was primarily due to an increase in customer payment delinquencies and uncollectible renewal payments, as compared to the strong customer payment activity and low delinquencies it experienced during the third quarter of 2021. The provision for uncollectible renewal payments, which is recorded as a reduction to lease revenues and fees, was $104.3 million in the third quarter of 2022 compared to $61.5 million in the third quarter of 2021. Lease revenues and fees were also lower as a result of our tighter lease decisioning beginning in mid-2022, fewer customers electing to exercise early lease buyouts in the third quarter of 2022, as compared to the third quarter of 2021, and an 11.3% decrease in GMV. The increase in Vive revenues was primarily due to higher loans receivable driven by strong GMV growth in 2021.

Operating Expenses
Information about certain significant components of operating expenses for the third quarter of 2022 as compared to the third quarter of 2021 is as follows:

	Three Months Ended September 30,		Change
(In Thousands)	2022	2021	$	%
Personnel Costs[1]	$47,432	$47,302	$130	0.3%
Stock-Based Compensation	4,890	6,667	(1,777)	(26.7)
Occupancy Costs	1,657	1,688	(31)	(1.8)
Advertising	2,497	4,291	(1,794)	(41.8)
Professional Services	4,225	6,460	(2,235)	(34.6)
Sales Acquisition Expense[2]	7,720	5,871	1,849	31.5
Computer Software Expense[3]	6,829	5,683	1,146	20.2
Other Sales, General and Administrative Expense	12,354	11,620	734	6.3
Sales, General and Administrative Expense[4]	87,604	89,582	(1,978)	(2.2)
Provision for Loan Losses	12,031	3,868	8,163	211.0
Depreciation and Amortization	8,425	8,603	(178)	(2.1)
Restructuring Expense	4,673	—	4,673	nmf
Operating Expenses	$112,733	$102,053	$10,680	10.5%
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
4 Progressive Leasing's sales, general and administrative expense was $75.2 million and $80.2 million during the three months ended September 30, 2022 and 2021, respectively.
The provision for loan losses increased $8.2 million compared to the prior year quarter due to the unfavorable economic conditions present during the three months ended September 30, 2022, including a rapid increase in inflation and the absence of government stimulus payments and enhanced unemployment benefits and child tax credits, as compared to the same period in 2021, resulting in Vive's delinquencies returning to pre-pandemic levels. The provision for loan losses also increased due to growth in GMV at Four since it was acquired in June 2021. The provision for loan losses as a percentage of interest and fees revenue increased to 62.5% for the three months ended September 30, 2022 compared to 25.1% in the same period in 2021 due to delinquencies at Vive returning to pre-pandemic levels and higher write-offs within our Four operations.
Restructuring expense of $4.7 million is the result of a number of restructuring activities which were initiated by the Company in the second quarter of 2022, and which continued in the third quarter. Those activities are intended to reduce expenses, consolidate certain segment corporate headquarters and other office locations, and align the cost structure of the business with our near-term revenue outlook. The restructuring expense was primarily comprised of severance costs associated with Progressive Leasing employees and operating lease right-of-use asset impairment charges related to a reduction in call center office space.
Other Costs and Expenses
Depreciation of lease merchandise. Depreciation of lease merchandise decreased by 3.0% during the three months ended September 30, 2022 compared to the same period in 2021. As a percentage of total lease revenues and fees, depreciation of lease merchandise increased to 69.7% from 68.6% in the prior year quarter, primarily due to an increase in uncollectible renewal payments, which is recorded as a reduction to lease revenues and fees.
Provision for lease merchandise write-offs. The provision for lease merchandise write-offs increased $9.4 million due to higher customer payment delinquencies and write-offs during the three months ended September 30, 2022, compared to the strong customer payment activity and lower lease merchandise write-offs Progressive Leasing experienced during the same period in 2021. Given the significant economic uncertainty resulting from the rate of the increase in inflation in recent months, the absence of government stimulus payments and enhanced unemployment benefits and child tax credits in 2022, which we believe benefited many of our customers in 2021, the ongoing impacts of the COVID-19 pandemic, and the potential effects of such developments on Progressive Leasing's POS partners, customers, and business going forward, a high level of estimation was involved in determining the allowance as of September 30, 2022. Actual lease merchandise write-offs could differ materially from the allowance for those write-offs.

The provision for lease merchandise write-offs as a percentage of lease revenues increased to 7.2% during the three months ended September 30, 2022 from 5.4% in the same period in 2021. The increase in the provision was a result of higher customer payment delinquencies and write-offs on leases originated prior to the Company tightening its lease decisioning in mid-2022 to address the unfavorable economic conditions, as compared to the strong customer payment activity and low lease merchandise write-offs we experienced in 2021.
Impairment of Goodwill. The Company recorded a loss of $10.2 million to partially write-off the goodwill balance of the Four reporting unit during the three months ended September 30, 2022. Refer to Note 1 of these condensed consolidated financial statements for further discussion of the interim goodwill impairment assessment and resulting impairment charge.
Earnings Before Income Tax Expense
Information about our earnings before income tax expense by reportable segment is as follows:

	Three Months Ended September 30,		Change
(In Thousands)	2022	2021	$	%
EARNINGS BEFORE INCOME TAX EXPENSE:
Progressive Leasing	$43,492	$76,435	$(32,943)	(43.1)%
Vive	1,376	6,354	(4,978)	(78.3)
Other	(17,520)	(4,912)	(12,608)	nmf
Total Earnings Before Income Tax Expense	$27,348	$77,877	$(50,529)	(64.9)%
nmf—Calculation is not meaningful
The $17.5 million loss before income tax expense within "Other" primarily relates to our Four operations and includes a $10.2 million impairment loss related to the partial impairment of Four's goodwill. Other factors impacting the change in earnings before income taxes are discussed above.
Income Tax Expense
Income tax expense decreased to $11.3 million for the three months ended September 30, 2022 compared to $20.5 million in the prior year comparable period due to lower earnings before income taxes. The effective income tax rate for the three months ended September 30, 2022 was 41.5% compared to 26.3% for the same period in 2021. The increase in the effective tax rate was primarily driven by discrete income tax expenses related to the non-deductible goodwill impairment loss for Four of $10.2 million, interest on the Company's uncertain tax position liabilities, and a permanent adjustment for employee stock-based compensation vesting.

Results of Operations – Nine Months Ended September 30, 2022 and 2021

	Nine Months Ended September 30,		Change
(In Thousands)	2022	2021	$	%
REVENUES:
Lease Revenues and Fees	$1,930,843	$1,989,055	$(58,212)	(2.9)%
Interest and Fees on Loans Receivable	54,886	42,322	12,564	29.7
	1,985,729	2,031,377	(45,648)	(2.2)
COSTS AND EXPENSES:
Depreciation of Lease Merchandise	1,358,713	1,380,572	(21,859)	(1.6)
Provision for Lease Merchandise Write-Offs	155,655	84,072	71,583	85.1
Operating Expenses	337,997	289,994	48,003	16.6
Impairment of Goodwill	10,151	—	10,151	nmf
	1,862,516	1,754,638	107,878	6.1
OPERATING PROFIT	123,213	276,739	(153,526)	(55.5)
Interest Expense	(28,700)	(1,392)	(27,308)	nmf
EARNINGS BEFORE INCOME TAX EXPENSE	94,513	275,347	(180,834)	(65.7)
INCOME TAX EXPENSE	31,889	69,609	(37,720)	(54.2)
NET EARNINGS	$62,624	$205,738	$(143,114)	(69.6)%
nmf—Calculation is not meaningful
Revenues
Information about our revenues by source and reportable segment is as follows:

	Nine Months Ended September 30, 2022				Nine Months Ended September 30, 2021
(In Thousands)	Progressive Leasing	Vive	Other	Total	Progressive Leasing	Vive	Other	Total
Lease Revenues and Fees	$1,930,843	$—	$—	$1,930,843	$1,989,055	$—	$—	$1,989,055
Interest and Fees on Loans Receivable	—	53,026	1,860	54,886	—	42,154	168	42,322
Total Revenues	$1,930,843	$53,026	$1,860	$1,985,729	$1,989,055	$42,154	$168,000	$2,031,377
The decrease in Progressive Leasing revenues was primarily due to an increase in customer payment delinquencies and uncollectible renewal payments for Progressive Leasing, as compared to the strong customer payment activity and low delinquencies it experienced during the nine months ended September 30, 2021. The provision for uncollectible renewal payments, which is recorded as a reduction to lease revenues and fees, was $289.8 million for the nine months ended September 30, 2022 compared to $137.8 million in the same period in 2021. Lease revenues and fees were also lower as a result of fewer customers electing to exercise early lease buyouts during the nine months ended September 30, 2022, as compared to the same period in 2021, and a 4.9% decline in Progressive Leasing's GMV in the nine months ended September 30, 2022, as compared to the same period in 2021.

Operating Expenses
Information about certain significant components of operating expenses for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021 is as follows:

	Nine Months Ended September 30,		Change
(In Thousands)	2022	2021	$	%
Personnel Costs[1]	$150,413	$137,363	$13,050	9.5%
Stock-Based Compensation	13,930	14,803	(873)	(5.9)
Occupancy Costs	5,001	4,881	120	2.5
Advertising	10,544	11,944	(1,400)	(11.7)
Professional Services	16,008	18,135	(2,127)	(11.7)
Sales Acquisition Expense[2]	21,609	17,121	4,488	26.2
Computer Software Expense[3]	19,947	14,477	5,470	37.8
Other Sales, General and Administrative Expense	37,607	32,090	5,517	17.2
Sales, General and Administrative Expense[4]	275,059	250,814	24,245	9.7
Provision for Loan losses	28,491	14,724	13,767	93.5
Depreciation and Amortization	25,446	24,456	990	4.0
Restructuring Expense	9,001	—	9,001	nmf
Operating Expenses	$337,997	$289,994	$48,003	16.6%
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
4 Progressive Leasing's sales, general and administrative expense was $243.1 million and $231.7 million during the nine months ended September 30, 2022 and 2021, respectively.
The increase in personnel costs of $13.1 million was driven by an increase of $6.7 million and $2.0 million at Progressive Leasing and Vive, respectively, resulting from wage increases and promotions, partially offset by a reduction in short-term incentive expense at Progressive Leasing. An additional $4.4 million in personnel costs was attributable to the acquisition and growth of Four, and other strategic initiatives started by the Company in 2021 that continued incurring costs during 2022.
Sales acquisition expense increased $4.5 million compared to the prior year period primarily due to increased incentives, sales commissions, and other expenses at Progressive Leasing to promote lease originations with its POS partners.
Computer software expense increased $5.5 million primarily due to an increase in non-capitalizable costs for software implementation projects by Progressive Leasing during the nine months ended September 30, 2022, new strategic initiatives started by the Company in 2021 that continued incurring costs in 2022, and increased software and licensing costs.
Other sales, general and administrative expense increased $5.5 million primarily due to additional administrative costs within Progressive Leasing during the nine months ended September 30, 2022, in addition to an increase of $1.1 million due to the acquisition and growth of Four, and other strategic initiatives started by the Company in 2021 that continued incurring costs during 2022.
Provision for loan losses increased $13.8 million compared to the same period in 2021 due to unfavorable economic conditions present during the nine months ended September 30, 2022, including a rapid increase in inflation and the absence of government stimulus payments and enhanced unemployment benefits and child tax credits, as compared to the same period in 2021, resulting in Vive's delinquencies returning to pre-pandemic levels. The provision for loan losses also increased due to growth in GMV at Four since it was acquired in June 2021. The provision for loan losses as a percentage of interest and fees revenue increased to 51.9% for the nine months ended September 30, 2022 compared to 34.8% in the same period in 2021, due to delinquencies at Vive returning to pre-pandemic levels and higher write-offs within our Four operations.
Restructuring expense of $9.0 million is the result of a number of restructuring activities initiated by the Company during the nine months ended September 30, 2022 intended to reduce expenses, consolidate certain segment corporate headquarters and other office locations, and align the cost structure of the business with our near-term revenue outlook. The restructuring expense was primarily comprised of severance costs associated with a reduction in Progressive Leasing's workforce and operating lease right-of-use asset impairment charges related to a reduction in call center office space and the relocation of the Vive corporate headquarters to the Company's corporate office building.

Other Costs and Expenses
Depreciation of lease merchandise. Depreciation of lease merchandise decreased by 1.6% due to fewer customers exercising early lease buyout elections during the nine months ended September 30, 2022 compared to the same period in 2021. As a percentage of total lease revenues and fees, depreciation of lease merchandise increased to 70.4% from 69.4% in the prior year period, primarily due to an increase in uncollectible renewal payments during the nine months ended September 30, 2022 compared to the same period in 2021.
Provision for lease merchandise write-offs. The provision for lease merchandise write-offs increased $71.6 million due to higher customer payment delinquencies and write-offs during the nine months ended September 30, 2022, compared to the strong customer payment activity and lower lease merchandise write-offs we experienced during the same period in 2021. Given the significant economic uncertainty resulting from the rate of the increase in inflation experienced in recent months, the absence of government stimulus payments and enhanced unemployment benefits and child tax credits, which we believe benefited many of our customers in 2021, and the ongoing impacts of the COVID-19 pandemic and the potential effects of such developments on our POS partners, customers, and business going forward, a high level of estimation was involved in determining the allowance as of September 30, 2022. Actual lease merchandise write-offs could differ materially from the allowance.
The provision for lease merchandise write-offs as a percentage of lease revenues increased to 8.1% for the nine months ended September 30, 2022 from 4.2% for the same period in 2021. The increase in the provision was due to higher customer payment delinquencies and write-offs on leases originated in the first half of 2022, prior to the Company further tightening its lease decisioning in mid-2022 to address the unfavorable economic conditions, and changes in estimates on the allowance as discussed above.
Impairment of Goodwill. The Company recorded a loss of $10.2 million to partially write-off the goodwill balance of the Four reporting unit during the nine months ended September 30, 2022. Refer to Note 1 of these condensed consolidated financial statements for further discussion of the interim goodwill impairment assessment and resulting impairment charge.
Earnings Before Income Taxes
Information about our earnings before income taxes by reportable segment is as follows:

	Nine Months Ended September 30,		Change
(In Thousands)	2022	2021	$	%
EARNINGS BEFORE INCOME TAXES:
Progressive Leasing	$112,956	$268,128	$(155,172)	(57.9)%
Vive	9,154	12,131	(2,977)	(24.5)
Other	(27,597)	(4,912)	(22,685)	nmf
Total Earnings Before Income Taxes	$94,513	$275,347	$(180,834)	(65.7)%
nmf—Calculation is not meaningful
The $27.6 million loss before income tax expense within "Other" primarily relates to our Four operations and includes a $10.2 million impairment loss related to the partial impairment of Four's goodwill. Other factors impacting the change in earnings before income taxes are discussed above.
Income Tax Expense
Income tax expense decreased to $31.9 million for the nine months ended September 30, 2022 compared to $69.6 million in the prior year comparable period due to lower earnings before income taxes. The effective tax rate was 33.7% during the nine months ended September 30, 2022 compared to 25.3% in the same period in 2021. The increase in the effective tax rate was primarily driven by discrete income tax expenses related to the non-deductible goodwill impairment loss for Four of $10.2 million, interest on the Company's uncertain tax position liabilities, and a permanent adjustment for employee stock-based compensation vesting.

Overview of Financial Position
The major changes in the condensed consolidated balance sheet from December 31, 2021 to September 30, 2022 include:
•Cash and cash equivalents increased $51.7 million to $221.9 million during the nine months ended September 30, 2022. For additional information, refer to the "Liquidity and Capital Resources" section below.
•Lease merchandise, net of accumulated depreciation and allowances, decreased $147.9 million due primarily to an increase of $46.3 million in accumulated depreciation and allowance on lease merchandise and a decrease in Progressive Leasing's GMV of 31.1% for the third quarter of 2022 as compared to the fourth quarter of 2021.

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
Our capital requirements have been financed through:
•cash flows from operations;
•private debt offerings;
•bank debt; and
•stock offerings.
As of September 30, 2022, the Company had $221.9 million of cash, $350.0 million of availability under the Revolving Facility, and $600.0 million of indebtedness.
Cash Provided by Operating Activities
Cash provided by operating activities was $283.2 million and $294.9 million during the nine months ended September 30, 2022 and 2021, respectively. The $11.7 million decrease in operating cash flows was driven by a reduction in customer payment activity compared to the prior year period, primarily due to increased customer payment delinquencies prior to the Company further tightening its lease decisioning in mid-2022 and fewer customers exercising early lease buyout options during the nine months ended September 30, 2022 as compared to the same period in 2021. The decrease in cash provided by operating activities is also a result of $17.3 million of interest paid on the Company's Senior Notes. The decrease in operating cash flows was partially offset by a $76.7 million decrease in purchases of lease merchandise by Progressive Leasing during the nine months ended September 30, 2022 compared to the same period in 2021. Other changes in cash provided by operating activities are discussed above in our discussion of results for the nine months ended September 30, 2022.
Cash Used in Investing Activities
Cash used in investing activities was $39.9 million and $72.5 million during the nine months ended September 30, 2022 and 2021, respectively. The $32.6 million decrease in investing cash outflows in the nine months ended September 30, 2022 as compared to the same period in 2021 was primarily due to the $22.9 million of cash paid for the acquisition of Four in June 2021. Additionally, proceeds from loans receivable increased $18.1 million compared to the same period in 2021. These changes were partially offset by a $7.7 million increase in cash outflows for investments in loans receivables as compared to the same period in 2021.
Cash Used in Financing Activities
Cash used in financing activities was $191.5 million during the nine months ended September 30, 2022 compared to $130.2 million during the same period in 2021. Cash used in financing activities in the nine months ended September 30, 2022 was primarily used for the Company's repurchase of $187.4 million of its common stock, compared to $128.2 million of share repurchases in the same period in the prior year.

Share Repurchases
We purchase our stock in the market from time to time as authorized by our Board of Directors. On November 3, 2021, the Company announced that its Board of Directors had authorized a new $1 billion share repurchase program that replaced the previous $300 million repurchase program. The Company repurchased 6,687,618 shares for $187.4 million during the nine months ended September 30, 2022. As of September 30, 2022, we had the authority to purchase additional shares up to our remaining authorization limit of $373.5 million.
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
As of September 30, 2022, the Company had no outstanding balance and $350.0 million remaining available for borrowings on the Revolving Facility. The Revolving Facility includes an uncommitted incremental facility increase option ("Incremental Facilities") which, subject to certain terms and conditions, permits the Company at any time prior to the maturity date to request an increase in extensions of credit available thereunder by an aggregate additional principal amount of up to $300.0 million.
Our Revolving Facility contains certain financial covenants, which include requirements that the Company maintain ratios of (i) total net debt to EBITDA of no more than 2.50:1.00 and (ii) consolidated interest coverage of no less than 3.00:1.00. The Company will be in default under the Revolving Facility if it fails to comply with these covenants, and all borrowings outstanding may become due immediately. Additionally, under the Revolving Facility, if the total net debt to EBITDA, as defined by the Revolving Facility, exceeds 1.25, the revolver becomes fully secured for the remaining duration of the Revolving Facility term. As of June 30, 2022, the Company exceeded the 1.25 total net debt to EBITDA ratio and the Revolving Facility became fully secured. At September 30, 2022, we were in compliance with the financial covenants set forth in the Revolving Facility and believe that we will continue to be in compliance in the future.
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
The indenture discussed above contains various other covenants and obligations to which the Company and its subsidiaries are subject while the Senior Notes are outstanding. The covenants in the indenture may limit the extent to which, or the ability of the Company and its subsidiaries to, among other things: (i) incur additional debt and guarantee debt; (ii) pay dividends or make other distributions or repurchase or redeem capital stock; (iii) prepay, redeem or repurchase certain debt; (iv) issue certain preferred stock or similar equity securities; (v) make loans and investments; (vi) sell assets; (vii) incur liens; (viii) enter into transactions with affiliates; (ix) enter into agreements restricting the ability of the Company’s subsidiaries to pay dividends; and (x) consolidate, merge or sell all or substantially all of the Company’s assets. The indenture also contains customary events of default for transactions of this type and amount. We were in compliance with these covenants at September 30, 2022 and believe that we will continue to be in compliance in the future.
Commitments
Income Taxes
During the nine months ended September 30, 2022, we made net tax payments of $31.1 million. Within the next three months, we anticipate making estimated tax payments of $19.3 million for United States federal income taxes and state income taxes.
Deferred income tax liabilities as of September 30, 2022 were $140.5 million. Deferred income tax liabilities are calculated based on temporary differences between the tax basis of assets and liabilities and their respective book basis, which will result in taxable amounts in future years when the liabilities are settled at their reported financial statement amounts. The results of these calculations do not have a direct connection with the amount of cash taxes to be paid in any future periods.

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
Contractual Obligations and Commitments
Future interest payments on the Company's variable-rate debt are based on a rate per annum equal to, at our option, (i) the London Interbank Overnight ("LIBO") rate plus a margin within the range of 1.5% to 2.5% for revolving loans, based on total leverage, or (ii) the administrative agent's base rate plus a margin ranging from 0.5% to 1.5%, as specified in the agreement. Future interest payments related to our Revolving Facility are based on the borrowings outstanding at that time. Future interest payments may be different depending on future borrowing activity and interest rates. The Company had no outstanding borrowings under the Revolving Facility as of September 30, 2022.
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
Unfunded Lending Commitments
The Company, through its Vive business, had unconditionally cancellable unfunded lending commitments totaling approximately $505.8 million and $467.6 million as of September 30, 2022 and December 31, 2021, respectively, that do not give rise to revenues and cash flows. These unfunded commitments arise in the ordinary course of business from credit card agreements with individual cardholders that give them the ability to borrow, against unused amounts, up to the maximum credit limit assigned to their account. While these unfunded amounts represented the total available unused lines of credit, the Company does not anticipate that all cardholders will utilize their entire available line at any given point in time. Commitments to extend unsecured credit are agreements to lend to a cardholder so long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.
Critical Accounting Policies
Refer to the 2021 Annual Report.
Recent Accounting Pronouncements
Refer to Note 1 to the condensed consolidated financial statements for a discussion of recently issued accounting pronouncements, including pronouncements that were adopted in the current year.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As of September 30, 2022, we had no outstanding borrowings under our Revolving Facility. Borrowings under the Revolving Facility are indexed to the LIBO rate or the prime rate, which exposes us to the risk of increased interest costs if interest rates rise. Based on the fact that the Company had no variable-rate debt outstanding as of September 30, 2022, a hypothetical 1.0% increase or decrease in interest rates would not affect interest expense.
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
Changes in Internal Control Over Financial Reporting.
There were no changes in the Company’s internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, during the three and nine months ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
ITEM 1A.RISK FACTORS
The Company does not have any updates to its risk factors disclosure from that previously reported in the 2021 Annual Report.
ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table presents our share repurchase activity for the three months ended September 30, 2022:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs [1]
July 1, 2022 through July 31, 2022	97,203	$16.51	97,203	$382,794,227
August 1, 2022 through August 31, 2022	290,549	18.97	290,549	377,283,747
September 1, 2022 through September 30, 2022	200,000	18.85	200,000	373,513,523
Total	587,752		587,752
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
ITEM 3.DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.OTHER INFORMATION
None.

ITEM 6.EXHIBITS

EXHIBIT NO.	DESCRIPTION OF EXHIBIT

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from this Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in Inline XBRL (included in Exhibit 101)

*Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROG Holdings, Inc.
(Registrant)

Date:	October 26, 2022	By:	/s/ BRIAN GARNER
Brian Garner
Chief Financial Officer
(Principal Financial Officer)

Date:	October 26, 2022	By:	/s/ MATT SEWELL
Matt Sewell
Vice President, Financial Reporting
(Principal Accounting Officer)