Form 10-K
period 2022-12-31
PROG Holdings, Inc.
filed 2023-02-22
CIK 1808834

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b).  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2022 was $580,775,300 based on the closing price on that date as reported by the New York Stock Exchange. Solely for the purpose of this calculation and for no other purpose, the non-affiliates of the registrant are assumed to be all shareholders of the registrant other than (i) directors of the registrant, (ii) executive officers of the registrant, and (iii) any shareholder that beneficially owns 10% or more of the registrant’s common shares.
As of February 17, 2023, there were 48,035,766 shares of the Company’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for the 2023 annual meeting of shareholders, to be filed subsequently with the Securities and Exchange Commission, or SEC, pursuant to Regulation 14A, are incorporated by reference into Part III of this Annual Report on Form 10-K.

Cautionary Note Regarding Forward Looking Statements
This Annual Report on Form 10-K (this "Form 10-K") contains forward-looking statements within the meaning of the Securities Act of 1933, the Securities Exchange Act of 1934, and the Private Securities Litigation Reform Act of 1995. These statements include, among others, statements that involve expectations, plans or intentions, such as those relating to management strategies, future business, future results of operations or financial condition, mergers or acquisitions, capital allocation, an increasing rate of inflation, increasing interest rates, the possible impacts to our businesses of a prolonged recession, and any further impacts of the COVID-19 pandemic. These forward-looking statements may be identified by words such as "may," "will," "would," "should," "could," "expect," "anticipate," "believe," "estimate," "intend," "strategy," "future," "opportunity," "plan," "project," "forecast," and other similar expressions. These forward-looking statements involve risks and uncertainties that may cause our actual results and financial condition to differ materially from those expressed or implied in our forward-looking statements. Such risks and uncertainties include, among others, those discussed in the Risk Factor Summary below, Part I, "Item 1A. Risk Factors" and Part II, "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation" of this Form 10-K, as well as in our consolidated financial statements, related notes, and the other information appearing in this Form 10-K and our other filings with the Securities and Exchange Commission (the "SEC"). We do not intend, and undertake no obligation except as required by law, to update any of our forward-looking statements after the date of this Form 10-K to reflect actual results or future events or circumstances. Given these risks and uncertainties, you are cautioned not to place undue reliance on such forward-looking statements.
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
Risks Related to our Businesses, Regulatory Environment and Industry
•Our businesses are subject to extensive laws and regulations, including laws and regulations unique to the industries in which our businesses operate, that may subject them to government investigations and significant monetary penalties and compliance-related burdens.
•Progressive Leasing serves subprime consumers, and its lease-to-own business model poses inherent risks that may have an adverse impact on our financial performance.
•Inflation, rising interest rates, and other adverse macro-economic conditions, including a prolonged recession, may adversely affect consumer confidence and demand for the products and services offered by our Progressive Leasing, Vive and Four businesses.
•Our customers' inability to make the payments they owe our Progressive Leasing, Vive and Four businesses due to inflation, rising interest rates and other adverse macro-economic conditions may unfavorably impact our overall financial performance.
•Given the deteriorating macro-economic environment, our proprietary algorithms and decisioning tools used in approving Progressive Leasing and Vive customers may no longer be indicative of their ability to perform.
•A large percentage of Progressive Leasing’s revenue, which represents approximately 97% of PROG Holdings' consolidated revenue, is concentrated with several key point-of-sale partners (whom we refer to as our "POS partners)."
•Progressive Leasing may be unable to attract additional POS partners and consumers and to retain and grow its existing POS and consumer relationships.
•The business models for our Vive and Four businesses differ significantly from Progressive Leasing’s lease-to-own business, which creates specific and unique risks including significantly different regulatory risks, particularly at the federal level.
•Interruptions, inventory shortages and other factors affecting the supply chains of our retail partners may have a material and adverse effect on several aspects of our performance.
•The COVID-19 pandemic has had, and is expected to continue to have, a material and adverse effect on several aspects of our performance.

•Our capital allocation strategy and financial policies, including our current stock repurchase program, as well as any potential debt repurchase or dividend programs, may not be effective at enhancing shareholder value, or providing other benefits we expect.
•Our cost reduction initiatives may not be adequate or may have unintended consequences that could be disruptive to our businesses.
•The loss of the services of our key executives or our inability to attract and retain key talent, particularly with respect to our information technology function, may have a material adverse impact on our operations.
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
•Consumer identity fraud may adversely affect the performance of our businesses' lease and loan portfolios.
•E-commerce lease and loan origination processes may give rise to greater risks than in-store originations and processes.
•The geographic concentration of Progressive Leasing’s POS partners may magnify the impact of conditions in a particular region, including economic downturns and other occurrences.
•Our results largely depend on prominent presentation, integration, and support of Progressive Leasing and Vive's products and services by POS partners.
Risks Related to Our Indebtedness
•We may not be able to generate sufficient cash to service all of our indebtedness, and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.
•The terms of our indebtedness may restrict our current and future business plans and strategies, particularly our ability to respond to changes or to take certain actions.
•The portion of our indebtedness that is variable in nature subjects us to interest rate risk, which may cause our debt service obligations to increase significantly.
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
Overview
PROG Holdings is a financial technology holding company that provides transparent and competitive payment options to consumers. PROG Holdings' operating segments include Progressive Leasing, an in-store, app-based, and e-commerce point-of-sale lease-to-own solutions provider, Vive Financial ("Vive"), an omnichannel provider of second-look revolving credit products, and Four Technologies, Inc. ("Four"), which offers Buy Now, Pay Later payment options to consumers through the Four platform. The Progressive Leasing segment comprised approximately 97% of our consolidated revenues for the year ended December 31, 2022. Progressive Leasing provides consumers with lease-purchase solutions for merchandise, including furniture, appliances, electronics, jewelry, mobile phones and accessories, mattresses, and automobile electronics and accessories from leading traditional and e-commerce retailers (whom we refer to as our point-of-sale partners, "POS partners," or "retail partners"). Many of our customers fall within the near-prime or subprime Fair Isaac and Company ("FICO") score categories and may have difficulty purchasing big-ticket and other durable goods they desire. Progressive Leasing's technology-based, proprietary decisioning platform offers prompt lease decisioning at the point-of-sale and is integrated with both traditional and e-commerce POS partners’ systems. Progressive Leasing provides customers with transparent and competitive lease payment options along with flexible terms that are designed to help customers achieve merchandise ownership, including through low initial payments and early buyout options. Lease-to-own transactions facilitated through our Company also benefit our POS partners by generating incremental sales to credit-challenged consumers, who typically would not have qualified for financing offers traditionally provided by these retailers.
Strategy
Our strategy to drive growth in our business, which we believe positions us for success over the long-term, includes the following:

•Grow our gross merchandise volume ("GMV") through existing merchant partners, new partners, and direct-to-consumer initiatives - We plan to grow GMV through strategic collaboration and marketing efforts with our existing POS partners. We remain focused on converting our pipeline of retailers into new POS partners. Our ability to maintain and strengthen new and existing relationships, including addressing the changing needs of our POS partners, is critical to the long-term growth of our business. We will also continue to expand our direct-to-consumer marketing efforts to attract new customers and drive more GMV through in-store and online retailers.
•Enhance our industry-leading consumer experience - We are investing in technology platforms that promote customer engagement and simplify the lease application, origination and servicing experience. We are committed to providing our customers with transparency, flexibility, and greater choice on how and where they choose to shop. We are expanding and innovating our e-commerce capabilities to benefit existing and new POS partners and customers.
•Expand our ecosystem to increase access and deliver more value to our consumers - We expect to broaden our financial technology product ecosystem through research and development ("R&D") efforts and strategic acquisitions that will result in a more loyal and engaged customer base. We will leverage our extensive database of lease agreements to offer current and previous customers products that meet their needs.
Operating Segments
As of December 31, 2022, the Company has three operating segments: Progressive Leasing, Vive and Four. The Company’s two reportable segments are Progressive Leasing and Vive, which is consistent with the current organizational structure and how the chief operating decision maker regularly reviews results to analyze performance and allocate resources.
The operating results of our two reportable segments may be found in (i) Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and (ii) Item 8. Financial Statements and Supplementary Data.
Progressive Leasing
Progressive Leasing is our largest operating segment, which empowers consumers and businesses with transparent and flexible lease-to-own options to help consumers achieve ownership of durable goods. Progressive Leasing provides e-commerce, app-based, and in-store point-of-sale lease-to-own solutions through approximately 24,000 third-party POS partner locations and e-commerce websites in 46 states, the District of Columbia and Puerto Rico. It does so by purchasing the desired merchandise from POS partners and, in turn, leasing that merchandise to customers through a cancellable lease-to-own transaction. Progressive Leasing consequently has no stores of its own, but rather offers lease-purchase solutions to the customers of traditional and e-commerce retailers. The Progressive Leasing segment comprised approximately 97% of our consolidated revenues for the year ended December 31, 2022.
Vive
Vive primarily serves customers who may not qualify for traditional prime lending offers and desire to purchase goods and services from participating merchants. Vive offers customized programs with services that include revolving loans through private label and Vive-branded credit cards. Vive's current network of over 6,500 POS partner locations and e-commerce websites includes furniture, mattresses, fitness equipment, and home improvement retailers, as well as medical and dental service providers. The Vive segment comprised approximately 3% of our consolidated revenues for the year ended December 31, 2022.
Four
Four provides consumers of all credit backgrounds with Buy Now, Pay Later ("BNPL") options through four interest-free installments. Four's proprietary platform capabilities provide our base of customers and POS partners with another payment solution as part of the PROG Holdings financial technology offerings. Shoppers use Four's platform to purchase furniture, clothing, electronics, health and beauty, footwear, jewelry, and other consumer goods from retailers across the United States. Four was not a reportable segment for the year ended December 31, 2022 as its financial results were not material to the Company’s results of operations or financial condition. Four's financial results are reported within "Other" for segment reporting purposes.

Operations
Operating Strategy
Our operating strategy is based on distinguishing our Progressive Leasing, Vive, and Four brands from those of our competitors, along with maximizing our operational efficiencies. At every interaction with our POS partners and customers, we strive to combine our service and advanced technology-based solutions to deliver a best-in-class experience. We believe this strategy allows us to grow incremental sales for our POS partners, while realizing operating efficiencies at scale. Importantly, our ability to service our POS partners and our customers while effectively managing labor costs allows us to offer lease-purchase solutions that are generally lower cost and otherwise more attractive than many other options available in the market.

Legacy finance solution shortfall	Progressive Leasing’s answer
Approximately 40% of United States population has a near or below prime FICO score and may not have a convenient solution to finance the purchase of big-ticket items.	Progressive Leasing offers a technology-based, proprietary decisioning platform with transparent and competitive lease payment options.
Consumers may not be able to qualify for traditional products due to low credit score or no traditional credit file/score.	Approvals are determined by various credit underwriting factors beyond traditional credit scores.
Traditional products have high denial rates for non-prime customers and retailer staff have minimal training or program support to enable the purchase.	Progressive Leasing brand loyalty, marketing and POS partner support efforts help drive incremental business to our POS partners and facilitate sales to customers that are otherwise unable to purchase.
Lease Agreement Customer Experience
We offer simplified and transparent lease application and payment processes:

1

Apply

Available online, through Progressive's mobile app, and in-store with select leading retailers

2

Instant Decisioning

Decisions are issued immediately upon submission of application

3

Once Approved

Go shopping for leasable items of your choice – approvals are good for up to 90 days

4

Make your initial payment

An initial payment will be collected when you sign your lease

5

Take items home

Customers take items home same day or arrange for delivery

6

Flexible Payments

Optional auto payments managed by the customer via phone, online or mobile app

Lease Agreement Decisioning Process
Progressive Leasing uses proprietary decisioning algorithms to determine which applicants meet our leasing qualifications and the lease amount for which customers are approved. The Company leverages a large decisioning data set with mature lease performance data and other information provided from third party sources. Progressive Leasing's proprietary algorithms utilize the customer application, customer history, known fraud attributes, retailer/vertical performance and other information in the decision-making process.
Lease Agreement and Collection
The Progressive Leasing customer has the option to acquire ownership of merchandise over a fixed term, usually 12 months, by making weekly, bi-weekly, semi-monthly, or monthly lease payments. The customer may cancel the agreement at any time without penalty by returning the merchandise to Progressive Leasing. If the customer leases the item through the completion of the full term, ownership of the item transfers to the customer. The customer may also purchase the item at any time by making the contractually specified payment.
Contractual payments are usually based on a customer's pay frequency and are typically processed through automated clearing house payments. If a payment is not made in a timely manner, collections are managed in-house through our call centers and proprietary lease management system. The call center contacts customers within a few days after the due date to encourage them to keep their agreement current. If the customer chooses to return the merchandise, arrangements may be made to receive the merchandise from the customer by either scheduling a pick-up or shipping the merchandise to our warehouse in Draper, Utah.
For customer agreements that are past due, the Company's policy is to write off lease merchandise after 120 days. The provision for lease merchandise write-offs as a percentage of lease revenues was 7.7%, 4.8% and 5.4% for the years ended December 31, 2022, 2021, and 2020, respectively.
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
•Expanded customer base - PROG Holdings is able to serve a broader base of consumers through Vive. Vive primarily serves customers with FICO scores between 580 and 700, which make up approximately a quarter of the United States population. These customers generally have credit profiles that are typically stronger than Progressive Leasing's current customers. Additionally, Vive's revolving credit products can be used for the purchase of services in addition to merchandise.
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
Customer Service

A critical component of the success of our operations is the commitment to develop good relationships with our customers. We consistently monitor consumer preferences and trends to ensure that our business models are aligned with our customers' needs. We believe that building a relationship with the customer that ensures customer satisfaction is critical to our long-term success. Our goal, therefore, is to develop a positive experience with our customers, and for our products, service and support in the minds of our customers from the moment they enter the stores, e-commerce websites or mobile apps of our POS partners, or access our website or mobile app.
We believe the strong focus on customer satisfaction generates repeat business from our customers and long-lasting relationships with our POS partners. Our customers are given access to products through multiple channels, including a network of POS partner store locations and e-commerce sites. Our customers benefit from Progressive Leasing's flexible payment alternatives, including early purchase options, reinstatement options, product replacement, discounts and other benefits. In addition, we offer payment deferral options and other payment adjustment options to customers who are experiencing financial difficulties, such as to those customers who have been adversely impacted by financial hardships and other qualifying events. We foster relationships with POS partners to better serve new and existing customers. Our Progressive Leasing segment offers centralized customer and retailer support through call centers located in Draper, Utah; Glendale, Arizona; and virtual servicing operations in El Paso and San Antonio, Texas. Additionally, we utilize a third-party service provider in Cali, Colombia to assist us with our customer support efforts. Our call centers for Vive are located in Draper, Utah and Fayetteville, Arkansas. Since early 2020, substantially all call center representatives for Progressive Leasing and Vive have transitioned to working remotely.
Our commitment to our customers is ongoing throughout their lease term. Progressive Leasing customers have the option to cancel their lease-to-own agreement and return the merchandise at any time. We provide customers the convenience to return merchandise by either scheduling a pick-up or shipping the merchandise to our warehouse in Draper, Utah. Progressive Leasing partners with multiple third-party vendors to sell its returned merchandise.
Purchasing and POS Partner Relationships
The following table details the percentage of Progressive Leasing's revenues attributable to different categories of merchandise offered by its POS partners:

	Year Ended December 31,
Progressive Leasing POS Partner Merchandise Category[1]	2022	2021	2020
Furniture, Appliances and Electronics[2]	57%	57%	57%
Jewelry	17%	17%	14%
Mobile Phones and Accessories	14%	12%	13%
Mattresses	6%	7%	9%
Automobile Electronics and Accessories	3%	4%	5%
Other	3%	3%	2%
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
The following table details the percentage of Vive's revenues attributable to different categories of services and merchandise offered by its POS partners:

	Year Ended December 31,
Vive POS Partner Services and Merchandise Category[1]	2022	2021	2020
Furniture and Mattresses	55%	48%	41%
Medical and Dental	20%	26%	34%
Home Exercise and Home Improvement	11%	8%	9%
Other	14%	18%	16%
1Revenues from a POS partner are attributed to a single category even if the POS partner may offer services or merchandise across multiple categories.
During 2022, four POS partners each individually provided customer relationships that generated greater than 10% of our consolidated revenues.
Marketing and Advertising
Progressive Leasing actively markets its leasing services to help increase the purchasing power of its customers and drive new shoppers and incremental revenue for our POS partners. To accomplish these goals, we invest in digital, traditional, and in-store marketing, and our internal marketing and data science teams continually evaluate and optimize this investment to maximize the benefit for our POS partners.
Our robust digital media program is comprised of paid search, digital display, mobile, video, and paid social advertising. Through a variety of media testing methods, we can verify the impact of our paid digital media on in-store and online shopping trips and lease origination activity. In addition, targeted, personalized email and SMS marketing campaigns leverage our large customer database, educating customers about lease-to-own offerings, and driving lease conversion and sales for our POS partners. In addition, in cooperation with our POS partners, Progressive Leasing leverages a variety of in-store marketing materials to drive awareness at the point of sale.
These efforts drive new and returning customers online and into retail locations, generating incremental sales for our POS partners.
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
Working Capital
Progressive Leasing's most significant working capital asset is merchandise on lease. The need for additional lease merchandise is expected to remain a major working capital requirement. Vive's most significant working capital assets are loans receivable. Four's most significant working capital assets are loans receivable. Consistent and dependable sources of liquidity are required for Progressive Leasing and Four to purchase such merchandise, and for Vive to acquire new loans through its third-party bank partners. Failure to maintain adequate sources of liquidity to purchase lease merchandise and originate loans may materially adversely affect our Progressive Leasing, Vive, and Four businesses. We believe our cash on hand, operating cash flows, and availability under our revolving credit facility are adequate to meet our normal liquidity requirements.
Human Capital
Diversity, equity and inclusion ("DE&I") is integral to our ability to grow and thrive. We respect the dignity and diversity of all people. We strive to nurture a culture of inclusion, holding all employees accountable for advancing our culture of belonging while supporting a diverse environment free from discrimination, harassment and bullying.
By supporting a diverse and inclusive workplace, our employee resource groups help to ensure the many experiences of our diverse employees, customers and communities are reflected in our decisions and actions. We continue to focus on hiring, retention and advancement of women and underrepresented groups. Our vision is to cultivate a welcoming and nurturing workplace that will activate the next generation of innovators. One of the ways we strive to achieve these goals is by providing executive, monetary and other support to our Employee Resource Groups ("ERGs"), all of which encourage and welcome participation from all employees in all positions and locations. Our ERGs work to ensure their members have a voice in the Company’s on-going conversations about DE&I matters, including strategy. Currently, our ERGs include:
•The Black Inclusion Group ("BIG"), whose mission is to enrich the experience of our African American employees by providing professional and leadership development, networking, mentoring and social opportunities, while also promoting understanding of their concerns and views among all of our employees. BIG is focused on inclusion, engagement, learning and advancement initiatives intended to foster recruitment, development, advancement and retention of African American employees.
•Women In Leadership ("WIL"), is an organization created to inspire female employees to develop their leadership abilities, prepare for and take advantage of career growth opportunities, and increase their knowledge of the Company for organizational and personal success. This organization is focused on fostering the recruitment, development, advancement and retention of female employees, and helping all employees gain an appreciation of issues and topics of importance to our female employees.

•Adelante! provides a platform for highlighting and celebrating the richness of the Hispanic and Latino communities’ heritages to promote cultural and issue awareness among all of our employees. This organization also facilitates professional and leadership development, networking, mentoring and social opportunities for Hispanic and Latino employees, with the aim of fostering recruitment, development, advancement and retention of those employees.
•PROGPeople Respecting Individuality, Diversity and Equality ("PRIDE") seeks to foster a culture of understanding, diversity, inclusion and equality with our LGBTQ+ employees and allies, and encourages individuality, respect, professional development, and awareness of the challenges faced by, and issues that are important to, the LGBTQ+ community.
•Veterans and Allies Leading the Organization Responsibly ("VALOR") has developed a mission that embraces the proud military community of employee veterans and brings together the unique background of military service to harness their strengths to better serve the company, community and customers.
In addition to providing support to our ERGs, our efforts to promote DE&I practices include:
•Hosting internal and guest speakers to discuss topics relevant to DE&I matters;
•Conducting training to educate our employees about various DE&I themes, racial justice, disability inclusion and LGBTQ+ allyship, among other themes;
•Improving and formalizing mentorship programs targeted towards our female, minority and LGBTQ+ employees, which we expect to implement during 2023;
•Implementing a talent review process that is designed to utilize a multi-factor approach to understanding the talents of our employees and the potential they have to be future leaders of the Company; and
•Providing the ERGs with financial resources to target donations from the PROG Foundation to non-profit organizations that support DE&I, the missions of the ERGs and the communities in which we serve our customers.
As of December 31, 2022, our employee count was 1,491 for Progressive Leasing, 184 for Vive, and 17 for Four, the majority of which were full time employees. None of our employees are covered by a collective bargaining agreement, and we believe that our relations with employees are good.
The information in the tables below summarizes our gender, ethnicity and race diversity metrics as of December 31, 2022:

December 31, 2022
	Male	Female
Vice Presidents and Above	76.3%	23.7%
All Other Employees	47.0%	53.0%

December 31, 2022
	Hispanic or Latino	White	Black or African American	Native Hawaiian or Pacific Islander	Asian	American Indian or Alaskan Native	Two or More Races
Vice Presidents and Above	2.7%	86.8%	7.9%	—	2.6%	—	—
All Other Employees	27.1%	53.9%	9.3%	1.4%	4.4%	1.0%	2.9%
We foster a culture of learning that provides employees with development opportunities to support their unique career paths. We support our employees in owning their development and growth, and we provide development training and resources to empower employees to achieve their personal best at work. In 2023, we are launching a career development framework tool that links employees to online learning curricula in multiple delivery formats as a way to further aid employees in their development. The tool will provide content on topics such as compliance and specific business-related needs, as well as assessments, videos and digital learning modules, which will be available live, in-person and online.
We empower our employees to give to causes they feel passionately about, through volunteering, making financial donations, which we match up to certain limits, serving as nonprofit board members, and participating in our Company-sponsored Day of Service.
We work to ensure that our employment practices comply with all applicable local, state and federal laws, including those concerning equal opportunity, compensation and safe working conditions. We strive to achieve shared, meaningful goals and commit to open communication through which individuals have no fear of expressing themselves freely and respectfully where, for example, they in good faith believe they need to raise a concern regarding a potential violation of law or Company policies.

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
For the years ended December 31, 2022, 2021, and 2020, personnel expenses were $194.2 million, $189.6 million, and $170.3 million, respectively.
Seasonality
Progressive Leasing's revenue mix is moderately seasonal. Adjusting for growth, the first quarter of each year generally has higher revenues than any other quarter. This is primarily due to realizing the benefit of our POS partners' increases in business and higher lease originations during the fourth quarter holiday season, as well as increased liquidity for our customers in the first quarter due to receipt of federal and state income tax refunds. Our customers will more frequently exercise the early purchase option on their existing lease agreements during the first quarter of the year. We expect these trends to continue in future periods.
Industry Overview
The Lease-to-Own Industry
The lease-to-own industry offers customers an alternative to traditional methods of obtaining home furnishings, electronics, appliances, computers, jewelry, and other consumer goods and services. In a standard industry lease-to-own transaction, the customer has the option to acquire ownership of merchandise over a fixed term by making periodic lease payments. The customer may cancel the agreement at any time without penalty by returning the merchandise to the lessor. If the customer leases the item through the completion of the full term, ownership of the item transfers to the customer. The customer may also purchase the item at any time by tendering the contractually specified payment.
The lease-to-own model is particularly attractive to customers who are unable to pay the full purchase price for merchandise upfront and lack the credit to qualify for conventional financing programs. Other individuals who find the lease-to-own model attractive are customers who, despite access to credit, do not wish to incur additional debt or have only a temporary need for the merchandise.
Government Regulation
Our Progressive Leasing, Vive and Four businesses are extensively regulated by and subject to the requirements of various federal, state and local laws and regulations. Violations of these laws and regulations may subject them to government investigations and significant monetary penalties, remediation expenses and compliance-related burdens.
Federal regulatory authorities are increasingly focused on alternative consumer financial services and products that our Progressive Leasing, Vive and Four businesses provide. For example, in April 2020, Progressive Leasing entered into the Federal Trade Commission ("FTC") Settlement in order to resolve allegations by the FTC that certain of Progressive Leasing’s advertising and marketing practices violated the FTC Act. Even though Progressive Leasing believed it was in compliance with the FTC Act, and thus, did not admit any violations of the FTC Act or any other laws, under the terms of the FTC Settlement, Progressive Leasing paid $175 million to the FTC and agreed to enhance certain of its compliance-related activities, including augmenting disclosures to its customers and expanding its POS partner monitoring programs. Furthermore, our Vive business, through its bank partners, offers Vive branded credit cards and other private label credit card products for subprime and near-prime consumers. Accordingly, it is subject to federal laws and regulations with respect to cardholder agreement terms and disclosures (e.g., the Truth In Lending Act), credit discrimination (e.g., the Equal Credit Opportunity Act), credit reporting (e.g., the Fair Credit Reporting Act), and servicing and collection activities. The BNPL industry is also under increasing scrutiny from federal regulators as the Consumer Financial Protection Bureau ("CFPB") is currently reviewing the business practices of a number of companies that offer BNPL services and has alleged several areas of perceived risks of consumer harm, including inconsistent consumer protections and the risk of borrowers becoming overextended. We expect applicable federal regulatory agencies will continue their increased focus on alternative consumer financial services and products, and, as a result, businesses such as ours may be held to higher standards of monitoring, disclosure and reporting, regardless of whether new laws or regulations governing our industry are adopted.
In addition to federal regulatory oversight, currently, nearly every state specifically regulates lease-to-own transactions via state statutes, and are holding businesses like Progressive Leasing to higher standards of training, monitoring and compliance. Most state lease purchase laws require lease-to-own companies to disclose to their customers the total number of payments, total amount and timing of all payments to acquire ownership of any item, any other charges that may be imposed and miscellaneous other items. The more restrictive state lease purchase laws limit the retail price for an item, limit the total amount that a customer may be charged for an item, or regulate the "cost-of-rental" amount that lease-to-own companies may charge on lease-to-own transactions. With respect to the regulation of the "cost-of-rental" amount, such laws generally define "cost-of-rental" as lease fees paid in excess of the "retail" price of the goods. Progressive Leasing’s long-established policy in all states is to disclose the terms of its lease purchase transactions as a matter of good business ethics and customer service. From time to time, state attorneys general have directed investigations, regulatory initiatives and/or legal actions toward us, our industry, or certain companies within the industry, including states in which our Progressive Leasing business has POS partners. For example, in August 2022, the Pennsylvania Attorney General filed a complaint against Progressive Leasing alleging, among other things, that Progressive Leasing was operating in Pennsylvania in violation of the Pennsylvania Rental Purchase Agreement Act by failing to disclose certain terms and conditions of rent-to-own ("RTO") transactions on "hang tags" physically attached to RTO merchandise. Although the Company believes the Pennsylvania Attorney General’s claims are without merit and intends to vigorously defend itself, we may incur substantial costs, including legal fees, penalties, and remediation expenses in the matter.
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
Available Information
Our primary internet address is www.progholdings.com. The information contained on our website is not included as part of, or incorporated by reference into, this Annual Report on Form 10-K or any other reports we file with or furnish to the Securities and Exchange Commission ("SEC"). On our website, we make available, free of charge, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements, director and officer reports on Forms 3, 4, and 5, and any amendments to these reports, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. We also make available on our website our Code of Ethics, our corporate governance principles, and the charters for the Audit, Compensation and Nominating and Corporate Governance Committees of the Board of Directors. The SEC maintains an internet site, www.sec.gov, containing reports, proxy and information statements, and other information regarding issuers, including us, that file electronically with the SEC.

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
Risk Factors
Risks Related to our Businesses, Regulatory Environment and Industry
Our businesses are subject to extensive federal, state and local laws and regulations, including certain laws and regulations unique to the industries in which our businesses operate, that may subject them to government investigations and significant monetary penalties, remediation expenses and compliance-related burdens that may result in them changing the manner in which they operate, which may be materially adverse to several aspects of our performance.
In April 2020, our Progressive Leasing business entered into a settlement with the FTC (the "FTC Settlement") to resolve allegations by the FTC that certain of Progressive Leasing’s advertising and marketing practices violated the FTC Act, even though Progressive Leasing believed it was in compliance with the FTC Act, and thus, did not admit any violations of that act or any other laws. Under the FTC Settlement, Progressive Leasing paid $175 million to the FTC and agreed to enhance certain of its compliance-related activities, including augmenting disclosures to its customers and expanding its POS partner monitoring programs. Federal regulatory authorities are increasingly focused on alternative consumer financial services products, including consumer protection within the subprime financial marketplace in which our Progressive Leasing, Vive and Four businesses operate. For example, the Consumer Financial Protection Bureau ("CFPB") is currently reviewing the business practices of a number of companies that offer buy-now-pay-later ("BNPL") services and has alleged several areas of perceived risk of consumer harm, including inconsistent consumer protections and the risk of borrowers becoming overextended. We believe the CFPB’s review is illustrative of the greater focus federal regulatory authorities are putting on alternative consumer financial services products, including within the industries in which our businesses operate, which may result in increased compliance costs and the possibility of significant monetary penalties, remediation expenses and costly changes to the manner in which we conduct our businesses.
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
In recent years, state regulatory authorities have been increasingly focused on the subprime financial marketplace, including the lease-to-own industry. For example, in August 2022, a complaint was filed by the Pennsylvania Attorney General against the Company's Progressive Leasing business alleging, among other things, that Progressive Leasing was operating in the Commonwealth of Pennsylvania in violation of the Pennsylvania Rental Purchase Agreement Act by failing to disclose certain terms and conditions of rent-to-own ("RTO") transactions on "hang tags" physically attached to RTO merchandise. Although the Company believes the Pennsylvania Attorney General's claims are without merit and intends to vigorously defend itself, we may incur substantial costs, including legal fees, fines, penalties, and remediation expenses in the matter. Additionally, in early 2021, a number of lease-to-own companies, including the Company's Progressive Leasing business, received a subpoena from the California Department of Financial Protection and Innovation (the "DFPI"). The subpoena received by Progressive Leasing in January 2021 from the DFPI requested the production of documents regarding Progressive Leasing's operations and its compliance with state consumer protection laws, including new legislation that went into effect on January 1, 2021. Although the Company believes Progressive Leasing is in compliance with all applicable consumer financial laws and regulations in California, this inquiry may lead to an enforcement action and/or a consent order and substantial costs, including legal fees, fines, penalties, and remediation expenses. While the Company intends to preserve defenses surrounding the jurisdiction of DFPI in this matter, the Company has fully cooperated and anticipates that it will continue cooperating with the DFPI in responding to its inquiry. We are currently unable to predict the ultimate timing or outcome of either the complaint filed by the Pennsylvania Attorney General or the investigation undertaken by the DFPI. In addition, the FTC Settlement may lead to investigations and enforcement actions by, and/or consent orders with, state Attorneys General or other state regulatory agencies.

Furthermore, in November 2021, Rent-A-Center, Inc. announced that its Acima division ("Acima"), which is a large virtual lease-to-own business that competes with Progressive Leasing, had received a letter from the Nebraska Attorney General’s office stating that the Attorney General of Nebraska, along with a coalition of thirty-eight state Attorneys General, had initiated a multistate investigation into the business acts and practices of Acima. As of the date of this Annual Report on Form 10-K, we have not received a similar communication from the Nebraska Attorney General’s office and are not aware of any intention by any state Attorneys General involved in the Acima matter to broaden their investigation to include Progressive Leasing in their investigation. However, there can be no assurance that Progressive Leasing will not be included in such matter and, if it is, that it would not lead to an enforcement action and/or a consent order, or substantial costs, including legal fees, fines, penalties, and remediation expenses. We cannot predict whether any state Attorneys General or state regulatory agencies will direct other investigations or regulatory investigations towards us or our industry in the future, or what the impact of any such future regulatory investigation may be.
In addition, certain aspects of Progressive Leasing’s, Vive’s and Four’s businesses, such as the content of their advertising and other disclosures to customers about transactions, their respective data collection practices, the manner in which they may contact their customers, the decisioning process regarding whether to enter into a transaction with a potential customer, their credit reporting practices, and the manner in which they process and store certain customer, employee and other information are subject to federal and state laws and regulatory oversight. For example, the California Consumer Privacy Act of 2018 (the "CCPA"), which became effective on January 1, 2020, gives residents of California expanded rights to access and delete their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used, and also provides for civil penalties for violations and private rights of action for data breaches. In addition, the California Privacy Rights Act ("CPRA"), which became effective on January 1, 2023, significantly modifies the CCPA, including by expanding consumers’ rights with respect to certain personal information and creating a new state agency to oversee implementation and enforcement efforts. The CCPA, CPRA, and other applicable state and federal privacy laws now require Progressive Leasing, Vive and Four to design, implement and maintain different types of privacy-related compliance controls and programs simultaneously in multiple states, thereby further increasing the complexity and cost of compliance. In addition, certain states' laws limit the total cost that Progressive Leasing may charge a customer in order for the customer to achieve ownership of the leased merchandise at the end of the lease term.
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
Inflation, rising interest rates, and other adverse macro-economic conditions, including a prolonged recession, may adversely affect consumer confidence and demand for the products and services offered by our Progressive Leasing, Vive and Four businesses.
We derive our revenue from the products and services offered by our Progressive Leasing, Vive and Four businesses. Consumer confidence is affected by inflation, rising interest rates, and other macro-economic conditions, including a prolonged recession. A deterioration in consumer confidence could adversely affect our business in many ways, including reducing demand for our products and services. As a result, a sustained decline in macro-economic conditions could result in lower revenue and negatively impact our businesses and the Company's overall financial results.
Our customers' inability to make the payments they owe our Progressive Leasing, Vive and Four businesses due to inflation, rising interest rates and other adverse macro-economic conditions, including a prolonged recession, may unfavorably impact our overall financial performance.
Inflation has recently increased at the fastest pace in over forty years. In response to these concerns, the Federal Reserve has raised interest rates multiple times over the past year, and will likely continue to raise them again in the near term, which could lead to a prolonged economic recession. Food, energy, residential rent and other costs of living have also increased significantly over the last twelve months, which we believe disproportionately negatively affects the customers we serve and therefore may unfavorably impact our customers' ability to make the payments they owe the Company, resulting in increased customer payment delinquencies, lease merchandise write-offs, loan loss provisioning and loan write-offs.
Given the deteriorating macro-economic environment, our proprietary algorithms and decisioning tools used in approving Progressive Leasing and Vive customers may no longer be indicative of their ability to perform, which in turn may limit the ability of our Progressive Leasing, Vive and Four businesses to manage risk, avoid lease and loan charge-offs and may result in insufficient reserves to cover actual losses.
We believe our proprietary lease and loan decisioning processes to be a key to the success of our Progressive Leasing and Vive businesses. These decisioning processes assume behavior and attributes observed for prior customers, among other factors, are indicative of performance by our future customers. Unexpected changes in customer behavior caused by deteriorating macroeconomic conditions, including, for example, widespread supply chain disruptions and/or the significant increase in inflation in the U.S., which has reached levels not seen since before Progressive Leasing was founded, the U.S. economy experiencing a prolonged recession and/or job losses or increased job absenteeism for hourly employees who are our customers may lead to increased incidences and costs related to lease merchandise write-offs. In addition, we believe that deteriorating macroeconomic conditions such as these lead to general declines in discretionary spending levels and disproportionately negatively impact the customers we serve. As a result, our decisioning process has required, and will likely continue to require, frequent adjustments (including tightening) and the application of greater management judgment in the interpretation of the results produced by our decisioning tools, which could have an unfavorable impact on our GMV, margins and earnings. These decisioning tools may be unable to accurately predict and respond to the impact of a prolonged economic downturn or changes to customer behaviors, which in turn may limit the ability of our Progressive Leasing and Vive businesses to manage risk, avoid lease and loan charge-offs and may result in insufficient reserves to cover actual losses (which Progressive Leasing records as accounts receivable allowance and allowance for lease merchandise write-offs and Vive and Four record as provision for loan losses).

A large percentage of Progressive Leasing’s revenue is concentrated with several key POS partners, and the loss of any of these POS partner relationships would materially and adversely affect several aspects of our performance.
Progressive Leasing’s relationship with its largest POS partners will have a significant impact on our operating revenues in future periods. The loss of any key POS partners would have a material adverse effect on our business.
For example, during 2022, we derived 49.3% of our consolidated revenues from customers of Progressive Leasing's top three POS partners, and 77.3% of our consolidated revenues from customers of Progressive Leasing's top ten POS partners. Any extended discontinuance of Progressive Leasing’s relationship with any of those POS partners or other high visibility retailers would have a material adverse impact on several aspects of our performance. In addition, in the event that Progressive Leasing enters into new or amended business or contractual terms or conditions with any of its largest POS partners that are less favorable than its current arrangements with those POS partners, including with respect to the prices it pays those POS partners for merchandise that it leases to consumers and/or exclusivity, rebate or other incentive payments it may make to those POS partners, our business and prospects may be materially and adversely effected.
Any publicity associated with the loss of any of Progressive Leasing’s large POS partners may harm its reputation, making it more difficult to attract and retain consumers and other POS partners and could lessen its negotiating power with its remaining and prospective POS partners. Our operating revenues and operating results may also suffer if any of Progressive Leasing’s POS partners experiences a significant decline in sales for any reason, including, for example, due to increased inflation and/or a prolonged recession reducing or eliminating many consumers’ discretionary incomes, and/or supply chain interruptions unfavorably impacting the inventories of our POS partners.
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
Through its Vive branded credit cards and other private label credit card products, Vive offers POS partners a variety of revolving loans for subprime and near-prime consumers. Therefore, Vive’s business model differs significantly from Progressive Leasing’s lease-to-own business, which creates specific and unique risks including, among others:
•Vive's reliance on two bank partners to issue its Vive branded credit cards and other credit products. Vive’s agreements with its issuing bank partners give those partners the right to terminate those agreements without cause by providing Vive with a non-renewal notice within a specified number of days prior to the dates on which those agreements are scheduled to automatically renew. If those agreements both were terminated or otherwise disrupted, there is a risk that Vive would not be able to replace those banks with an alternative bank provider on terms that Vive would consider favorable or in a timely manner without disruption of its business.
•Vive has significantly different regulatory risks as compared to Progressive Leasing, including those applicable to consumer credit card transactions. For example, Vive may have compliance obligations with respect to federal and state laws and regulations, including pursuant to its agreements with its issuing bank partners, that govern, among other areas, cardholder agreement terms and disclosures (e.g., the Truth In Lending Act), credit discrimination (e.g., the Equal Credit Opportunity Act), credit reporting (e.g., the Fair Credit Reporting Act), and servicing and collection activities. As a result, Vive is or may be subject to different regulations and different regulators than Progressive Leasing, particularly at the federal level, including the Consumer Financial Protection Bureau.
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
The POS partners with whom our Progressive Leasing, Vive and Four businesses partner are critical to our success. Any extended supply chain interruptions, inventory shortages or other operational disruptions affecting any of our POS partners may have a material adverse impact on our business. We depend on our POS partners’ abilities to deliver products to customers at the right time and in the right quantities. Accordingly, it is important for our POS partners to maintain optimal levels of inventory and respond rapidly to shifting demands. For example, during the first half of 2022, global supply chain issues attributable to the COVID-19 pandemic negatively impacted inventory and stocking levels in the retail industry. Future increases in the number and/or severity of COVID-19 infections in countries from which our POS partners source merchandise, such as China, could result in similar supply chain disruptions and inventory shortages for our POS partners in future periods, which could adversely affect their sales and Progressive Leasing’s GMV, revenue and earnings.
The COVID-19 pandemic has had, and may continue to have, among other risks, a material and adverse effect on several aspects of our performance.
The COVID-19 pandemic has had, and may continue to have, an adverse effect on several aspects of our performance. For example, Progressive Leasing's POS partners may experience significant declines in sales, and Progressive Leasing may experience related declines in GMV, active customer counts, revenues and profitability related to the COVID-19 pandemic. Such declines may be due to, among other factors: supply chain interruptions unfavorably impacting the inventories and merchandise availability of our POS partners; increased absenteeism among our POS partners' employees who service customers; and/or reduced operating hours or store closures by our POS partners.The extent to which the COVID-19 pandemic impacts us will depend on a number of factors and developments that we are not able to predict or control, including, among others: the length and severity of the COVID-19 pandemic, including additional periods of increases or spikes in the number of COVID-19 cases in future periods in some or all of the regions where Progressive Leasing’s POS partners’ stores operate, and how widespread any such additional wave of infections, including those related to new variants of the virus, may become; governmental, business and other actions, including the possibility of additional state or local emergency or executive orders that require its POS partners to close or reduce their hours of operations; the health of, and the effect on, our team members; and the impact and efficacy of any governmental and other actions taken to control the spread and impact of the virus, including the efficacy of vaccines administered to prevent the further spread of the virus.
As discussed above, Progressive Leasing’s largest POS partners have a significant impact on our operating revenues even in a normalized operating environment and, in light of COVID-19, their significance has, and is likely to continue to grow. For example, the significant increase in COVID-19 cases from the Omicron variant during the first quarter of 2022 resulted in many of our POS partners temporarily resuming measures such as store closures or reduced hours and scope of operations, and also resulted in increases in employee absenteeism and declines in customer traffic, all of which unfavorably impacted Progressive Leasing's GMV. Any additional, extended operational disruptions to, or financial distress of, any of those POS partners due to COVID-19 may have a material adverse impact on several aspects of our performance.
Our capital allocation strategy and financial policies, including our current stock repurchase program, as well as any potential debt repurchase or dividend programs may not be effective at enhancing shareholder value, or providing other benefits we expect.
Although our capital allocation strategy and financial policies are intended to enhance shareholder value, lower our cost of capital and demonstrate our commitment to return excess capital to shareholders while maintaining our ability to invest in organic growth and strategic acquisition opportunities, there can be no assurance they will be effective.
We have taken significant steps intended to better align our existing capital structure with our go-forward capital allocation strategy. For example, in November 2021, our Board of Directors approved an increase to our share repurchase program, increasing the program from $300 million to $1.0 billion in the aggregate. Promptly thereafter, we commenced a modified “Dutch Auction” tender offer to repurchase up to $425 million of our common stock, funded largely from the proceeds of a $600 million senior notes issuance that was undertaken in connection with the tender offer. The tender offer resulted in the Company repurchasing approximately 13% of its outstanding shares, at $49.00 per share.
Following the tender offer, we have resumed purchases under our share repurchase program. Under the program, we may repurchase shares in open market transactions or pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Exchange Act. For the fiscal year ended December 31, 2022, we purchased an additional $223.6 million of our common stock, representing 15.5% of our outstanding shares, with remaining authority to purchase additional shares up to our remaining authorization limit of $337.3 million. The timing and actual number of further share repurchases following the date of this Annual Report on Form 10-K, if any, will depend on a variety of factors, including the price and availability of our shares, trading volume, general market conditions, and projected cash positions in light of other capital allocation opportunities such as organic growth and strategic acquisitions. The program may be suspended or discontinued at any time in the future without prior notice.
Repurchases under our share repurchase program will reduce the market liquidity for our stock, potentially affecting its trading volatility and price. Future share repurchases (or any potential debt repurchases or dividend programs) will also diminish our cash reserves, which may impact our ability to pursue organic growth and attractive strategic opportunities. Furthermore, there are other financial and operational risks associated with our capital allocation strategy and financial policies, including in the event that we implement a debt repurchase or dividend program, which are detailed more fully below. See "Risks Related to Our Indebtedness."
Our cost reduction initiatives may not be adequate or may have unintended consequences that could be disruptive to our businesses.
In response to the deteriorating macro-economic environment, we have taken a number of steps to reduce our cost structure in order to drive efficiencies and right-size variable costs, while minimizing the negative impact on growth-related initiatives. These cost reduction initiatives have included, among others, reduction of our workforce and of other SG&A expenditures. While we believe these initiatives have thus far benefited the Company, particularly as they relate to aligning our servicing costs with our expectations regarding GMV and revenue, such initiatives may ultimately prove to be inadequate or have unintended consequences disruptive to our businesses. In addition, we may not be fully successful in realizing the efficiencies we are seeking, which are subject to many estimates and assumptions and other factors we may not be able to control. We may also be required to undertake additional cost reduction steps, including a further reduction of our workforce, which could also be disruptive to our businesses and potentially lower the anticipated benefits with respect to our future performance, including with respect to GMV and revenue.

The loss of the services of our key executives or our inability to attract and retain key talent, particularly with respect to our information technology function, may have a material adverse impact on our operations.
Competition for senior executives and key talent in the information technology, finance and sales areas in our industry is intense and the failure to identify, hire, develop, motivate, and retain highly qualified personnel may adversely affect our business and operations. In particular, we rely significantly on the continued service of our data scientists and information technology engineers in order to maintain our complex information technology infrastructure, avoid information technology control deficiencies and develop new products as part of our go-forward business strategy. Competition for these types of highly skilled technology-based employees, as well as an experienced sales force and finance team, in the Salt Lake City area is extremely intense as other national and geographically remote employers who allow such employees to work remotely actively recruit information technology, data science, sales and finance employees, where those employers are not headquartered and do not otherwise maintain a physical presence. Trained and experienced personnel are in high demand and may be in short supply. Many of the companies with which we compete for experienced employees have greater resources than we do and may be able to offer more attractive terms of employment. In addition, we invest significant time and expense in training our employees, which increases their value to competitors that may seek to recruit them. We may not be able to attract, develop, and maintain the skilled workforce necessary to operate our business, including with respect to the maintenance and development of our information technology infrastructure, and labor expenses may increase as a result of a shortage in the supply of qualified personnel. If we are unable to continue to attract experienced data scientists and information technology engineers, or unable to maintain and build our highly experienced sales force and finance team, several aspects of our performance may be materially and adversely affected. We do not carry key man life insurance on any of our personnel.
In addition, our failure to put in place adequate succession plans for key executives or the failure of key employees to successfully transition into new roles, for example, as a result of reductions in workforce, organizational changes and attrition, could have an adverse effect on our businesses and operating results. The unexpected or abrupt departure of one or more of our key personnel and the failure to effectively transfer knowledge and effect smooth key personnel transitions may have an adverse effect on our businesses resulting from the loss of such person’s skills, knowledge of our businesses, and years of industry experience. If we cannot effectively manage leadership transitions and management changes in the future, our reputation and future business prospects could be adversely affected.
Our businesses operate in a highly competitive industry, and their inability to compete successfully would materially and adversely affect several aspects of our performance.
The industry in which our Progressive Leasing, Vive and Four businesses operate is highly competitive and highly fluid, particularly in light of the evolving and increasing regulatory environment we are witnessing from regulators such as the FTC and the CFPB, among others, as discussed above. Progressive Leasing and Vive face competition from national, regional and local operators of lease-to-own stores, virtual lease-to-own companies, traditional and e-commerce retailers (including many that offer layaway programs and title or installment lending), traditional and online sellers of used merchandise, and various types of consumer finance companies that may enable our customers to shop at traditional or online retailers, as well as with rental stores that do not offer their customers a purchase option. Similarly, Four faces competition from other companies who offer buy now, pay later products, many of whom are larger than Four, in addition to some of the competitors mentioned above. These competitors may have significantly greater financial and operating resources, greater name recognition in certain markets and more developed products and services, which may allow them to grow faster, including through acquisitions, and to offer more aggressive exclusivity, rebate and/or other incentive payments to existing and potential POS partners, some of whom may be our POS partners. This in turn may enable these competitors to enter new markets, which may decrease opportunities for us in those markets. Greater name recognition, or better public perception of a competitor’s reputation, may help the competitor divert market share, even in established markets. Some competitors may be willing to offer competing products on an unprofitable basis (or may have looser decisioning standards or be willing to relax their decisioning standards) in an effort to gain market share, which could compel us to match their pricing and/or decisioning strategy or lose business. In addition, some of Progressive Leasing’s competitors may be willing to lease certain types of products that we will not agree to lease, enter into customer leases that have services, as opposed to goods, as a significant portion of the lease value, or engage in other practices related to pricing, aggressive rebates and other incentive payments to POS partners, compliance, and other areas that we will not, in an effort to gain market share at our expense. Our business relies heavily on relationships with POS partners. An increase in competition may cause our POS partners to no longer offer our product and services in favor of our competitors, or to offer our product and services and the products of its competitors simultaneously at the same store locations, which may slow growth in our business and limit or reduce profitability. Furthermore, our virtual lease-to-own competitors may deploy different business models, such as direct-to-consumer strategies, that forego reliance on POS partner relationships that may prove to be more successful.

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
Offering an additional option for Progressive Leasing’s customers to obtain the big-ticket merchandise they need is critical to its success. If consumers do not trust the Progressive Leasing brand or do not have a positive experience, they will not use its products and services. If consumers do not use Progressive Leasing’s products and services, it will not be able to attract or retain POS partners. As a result, Progressive Leasing has invested heavily in both technology and its support team, including the utilization of third-party customer service call centers. If it is unable to maintain a consistently high level of positive customer experience, it will lose existing customers and POS partners. In addition, Progressive Leasing’s ability to attract new consumers and POS partners is highly dependent on its reputation and on positive recommendations from its existing customers and POS partners. Any failure to maintain a consistently high level of customer service, including as a result of actions or events beyond our control relating to the third-party call centers we utilize, or a market perception that it does not maintain high-quality customer service, would adversely affect its reputation and the number of positive customer referrals that it receives. As a result, our business, results of operations, financial condition, and prospects would be materially and adversely affected.
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
Consumer protection within the subprime financial marketplace in which our Progressive Leasing and, to some extent, Vive and Four businesses operate is increasingly garnering the attention of federal, state and local government officials as well as consumer advocacy groups and the media. In addition, the business models and practices of companies offering BNPL services have recently become the subject of information requests and related inquiries by the CFPB and related media coverage. Legislative or regulatory proposals regarding our industry, or interpretations of them, may subject Progressive Leasing, Vive and Four to "headline risks" that could negatively impact each of them in a particular market or in general and, therefore, may adversely affect our share price. In particular, and among other perceived concerns, advocacy groups have asserted (and are likely to continue asserting) that laws and regulations should be broader and more restrictive regarding lease-to-own transactions, such as those engaged in by Progressive Leasing. With respect to these transactions, consumer advocacy groups and media reports generally focus on the total cost to a consumer to acquire merchandise, which is often alleged to be higher than the interest typically charged by banks or similar lending institutions to consumers with better credit histories. This "cost-of-rental" amount, which is generally defined as lease fees paid in excess of the "retail" price of the merchandise, is from time to time characterized by consumer advocacy groups and media reports as predatory or abusive without discussing the benefits associated with lease-to-own programs. Moreover, they often allege noncompliance with current consumer protection regulations and violations of notions of fair dealing with consumers, including, for example, the complaint filed against the Company's Progressive Leasing business by the Pennsylvania Attorney General.
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
Progressive Leasing, Vive and Four use vendors, such as cloud computing web services providers and third-party software providers, in the operation of their businesses. The satisfactory performance, reliability, and availability of Progressive Leasing’s, Vive’s and Four’s technology and their underlying network and infrastructure are critical to their operations and reputation and the ability of their platforms to attract new and retain existing POS partners and customers. They rely on these vendors to protect their systems and facilities against damage or service interruptions from natural disasters, power or telecommunications failures, computer viruses or attempts to harm these systems, criminal acts, and similar events. If an arrangement with a vendor is terminated or if there is a lapse of service or damage to Progressive Leasing’s, Vive’s or Four’s systems or facilities, they may experience interruptions in their ability to operate their platforms. Similarly, the business continuity and disaster recovery plans maintained by Progressive Leasing, Vive and Four, as well as those maintained by any third-party vendors, may not adequately or efficiently prevent or protect against the types of damage or service interruptions discussed above. They also may experience increased costs and difficulties in replacing vendors, and replacement services may not be available on commercially reasonable terms, on a timely basis, or at all. Any interruptions or delays in their platform availability, whether as a result of a failure to perform on the part of a vendor, any damage to one of their vendor’s systems or facilities, the termination of any third-party vendor agreement, software failures, the inadequacy of their or their vendor's business continuity and disaster recovery plans, their or their vendor’s error, natural disasters, terrorism, other man-made problems, security breaches, whether accidental or willful, or other factors, may harm their relationships with their POS partners and customers and also harm their reputation.
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
As described above, Progressive Leasing, Vive and Four increasingly use e-commerce platforms, including the websites of our POS partners, to obtain application information and distribute certain legally required notices to their lease and loan applicants, and to obtain electronically signed documents in lieu of paper documents with tangible consumer signatures. For example, in 2022, Progressive Leasing's GMV generated from e-commerce platforms represented 17.2% of its total GMV, as compared to 15.2% in 2021. These e-commerce-based processes entail additional risks relative to in-store-based underwriting processes and procedures, including risks regarding the sufficiency of notice for compliance with consumer protection laws, increased risks and occurrences of fraud, risks that customers may challenge the authenticity of their lease or loan documents, or the validity of electronic signatures and records, and risks that, despite internal controls, unauthorized changes are made to their electronic documents.
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
Each of Vive and Four maintains an allowance for loan losses that we believe is appropriate at December 31, 2022. Each of Vive and Four estimates its allowance for loan losses in accordance with ASU 2016-13, Measurement of Credit Losses on Financial Instruments ("CECL"), which requires the recognition of all expected credit losses over the life of the loan based on historical experience, current conditions and reasonable and supportable forecasts. The process for establishing the allowance for loan losses is critical to our results of operations and financial condition, and requires complex models and judgments, including forecasts of economic conditions and other qualitative factors. Changes in economic conditions affecting our customers, new information regarding our loans and other factors, both within and outside of our control, may require an increase in the allowance for credit losses. We may underestimate our expected losses and fail to maintain an allowance for credit losses sufficient to account for these losses. In cases where we modify a loan, if the modified loans do not perform as anticipated, we may be required to establish additional allowances on these loans.
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
We and our subsidiaries may be able to incur significant additional indebtedness in the future. Although the indenture that governs the Senior Notes and the Revolving Facility contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and the additional indebtedness incurred in compliance with these restrictions may be substantial. These restrictions also will not prevent us from incurring obligations that do not constitute indebtedness. As of December 31, 2022, we would have had undrawn commitments available to be borrowed under the Revolving Facility of up to $350.0 million. We also would have had available to us an uncommitted incremental facility under the Revolving Facility of up to $300.0 million, with availability subject to satisfaction of certain conditions. If new debt is added to our current debt levels, the related risks that we and our subsidiaries now face may intensify.
The terms of the Revolving Facility and the indenture that governs the Senior Notes may restrict our current and future business plans and strategies, particularly our ability to respond to changes or to take certain actions.
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

We are not currently paying any dividends on our common stock. As a result, unless our Board of Directors determines to begin paying dividends, shareholders will need to sell their shares of common stock to receive any income or realize a return on their investment.
We are not currently paying any dividends on our common stock. Any declaration and payment of future dividends to holders of our common stock may be limited by the provisions of Georgia law, among other considerations. The future payment of dividends, if permitted, will be at the sole discretion of our Board of Directors and will depend on our capital allocation strategy at that time as well as other factors, including our earnings, financial condition, and other considerations that our Board of Directors deem relevant. As a result, unless our Board of Directors determines to begin paying dividends, our shareholders will need to sell their shares of common stock to receive any income or realize a return on their investment.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
The Company leases call center space, and management and information technology space for corporate functions under operating leases expiring at various times through 2027. Most of the leases contain renewal options for additional periods ranging from three to five years. The following table sets forth certain information regarding our corporate and segment management, and significant call center facilities as of December 31, 2022:

LOCATION	SEGMENT, PRIMARY USE AND HOW HELD	SQ. FT.
Draper, Utah	Progressive Leasing and Vive—Corporate Management/Call Center – Leased	148,000
Glendale, Arizona[1]	Progressive Leasing—Corporate Management/Call Center – Leased	69,000
Draper, Utah[2]	Vive—Corporate Management/Call Center – Leased	25,000
1During 2022, the call center office space in Arizona was consolidated to a single floor as part of the Company's restructuring initiatives and partial impairment was recognized for the abandoned portion of the right-of-use lease asset. The existing lease agreement expires in March 2025.
2Vive's corporate headquarters were relocated to the Company's corporate office building as part of the restructuring initiatives during 2022. The existing lease agreement expires in June 2023 and the associated right-of-use lease asset was fully impaired in 2022.
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
The number of shareholders of record of the Company's common stock at February 17, 2023 was 483. The closing price for the common stock at February 17, 2023 was $23.42.
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
Issuer Purchases of Equity Securities
The following table presents our share repurchase activity for the three months ended December 31, 2022:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs[1]
October 1, 2022 through October 31, 2022	125,000	16.55	125,000	$371,444,470
November 1, 2022 through November 30, 2022	1,882,976	17.92	1,882,976	337,707,705
December 1, 2022 through December 31, 2022	24,629	17.52	24,629	337,276,089
Total	2,032,605		2,032,605
1 Share repurchases are conducted under authorizations made from time to time by the Company’s Board of Directors. The authorization, effective November 3, 2021, provided the Company with the ability to repurchase shares up to a maximum amount of $1.0 billion. Subject to the terms of the Board's authorization and applicable law, repurchases may be made at such times and in such amounts as the Company deems appropriate. Repurchases may be discontinued at any time.
Securities Authorized for Issuance Under Equity Compensation Plans
Information concerning the Company's equity compensation plans is set forth in Item 12 of Part III of this Annual Report on Form 10-K.

Performance Graph
Comparison of 5 Year Cumulative Total Return*
Among PROG Holdings, Inc., the S&P Midcap 400 Index, S&P 400 Retailing Index, S&P North American Technology Sector Index, and S&P Smallcap 600 Index

$300
$250
$200
$150
$100
$50
$0
2017
2018
2019
2020
2021
2022
PROG Holdings, Inc.
S&P Midcap 400
North American Technology Sector Index
S&P 400 Retailing Index
S&P Smallcap 600

*$100 invested on 12/31/17 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.
The line graph above and the table below compare, for the last five years, the yearly dollar change in the cumulative total shareholder returns (assuming reinvestment of dividends) on the Company's common stock with that of the S&P Midcap 400 Index, S&P North American Technology Sector Index, S&P 400 Retailing Index, and the S&P Smallcap 600 Index. The Company was previously included in the S&P Midcap 400 Index, but moved to the S&P Smallcap 600 Index in April 2022. The spin-off of The Aaron's Company on November 30, 2020 was reflected as a $9.60 per share special dividend in calculating the PROG Holdings cumulative total shareholder return. Shareholders of PROG Holdings received one share of The Aaron's Company for every two shares of PROG Holdings common stock in the distribution related to the separation and spin-off. The $9.60 per share special dividend was based on the November 30, 2020 closing price of one share of The Aaron's Company common stock, on a "when issued" basis, which was $19.19, adjusted for the distribution ratio.

December 31,	2017	2018	2019	2020	2021	2022
PROG Holdings, Inc.	$100.00	$105.81	$144.06	$157.32	$131.74	$49.33
S&P Midcap 400	100.00	88.92	112.21	127.54	159.12	138.34
S&P 400 Retailing Index	100.00	93.05	104.12	160.25	195.30	145.42
S&P North American Technology Sector Index	100.00	102.88	146.79	213.07	269.33	174.09
S&P Smallcap 600	100.00	91.52	112.37	125.05	158.59	133.06

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
Business Overview
PROG Holdings, Inc. ("we", "our", "us", the "Company", or "PROG Holdings") is a financial technology holding company that provides transparent and competitive payment options to consumers. PROG Holdings has two reportable segments: (i) Progressive Leasing, an in-store, app-based, and e-commerce point-of-sale lease-to-own solutions provider; and (ii) Vive Financial ("Vive"), an omnichannel provider of second-look revolving credit products.
Our Progressive Leasing segment provides consumers with lease-purchase solutions through its point-of-sale partner locations and e-commerce website partners (collectively, "POS partners"). It does so by purchasing the merchandise from the POS partners desired by customers and, in turn, leasing that merchandise to the customers through a cancellable lease-to-own transaction. Progressive Leasing has no stores of its own, but rather offers lease-purchase solutions to the customers of traditional and e-commerce retailers. The Progressive Leasing segment comprised approximately 97% of our consolidated revenues for the year ended December 31, 2022.
Our Vive segment primarily serves customers that may not qualify for traditional prime lending offers who desire to purchase goods and services from participating merchants. Vive offers customized programs with services that include revolving loans through private label and Vive-branded credit cards. Vive's current network of POS partner locations and e-commerce websites includes furniture, mattresses, home exercise equipment, and home improvement retailers, as well as medical and dental service providers. The Vive segment comprised approximately 3% of our consolidated revenues for the year ended December 31, 2022.
On June 25, 2021, the Company completed the acquisition of Four Technologies, Inc. ("Four"), an innovative Buy Now, Pay Later company that allows shoppers to pay for merchandise through four interest-free installments. Four’s proprietary platform capabilities and its base of customers and retailers expand PROG Holdings’ ecosystem of financial technology offerings by introducing a payment solution that further diversifies the Company's consumer financial technology offerings. Shoppers use Four to purchase furniture, clothing, electronics, health and beauty products, footwear, jewelry, and other consumer goods from retailers across the United States. Four is not a reportable segment for the year ended December 31, 2022 as its financial results are not material to the Company's consolidated financial results. Four's financial results are reported within "Other" for segment reporting purposes.
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
Prior to the separation and distribution transaction, the Company's operating segments were Progressive Leasing, the Aaron's Business, and Vive. All direct revenues and expenses of the Aaron's Business operations have been classified within discontinued operations, net of income tax, within our consolidated statements of earnings (loss) through the separation and distribution date of November 30, 2020. Certain corporate expenses that have previously been reported as expenses of the Aaron's Business segment in 2020 did not qualify for classification within discontinued operations and are reported as unallocated corporate expenses for segment purposes within continuing operations. These unallocated corporate expenses are in addition to corporate overhead costs allocated to the Progressive Leasing and Vive segments through the separation and distribution date of November 30, 2020.

Macroeconomic and Business Environment
The Company continues to operate in a challenging macroeconomic environment. The rapid increase in the rate of inflation during 2022, particularly in gas, food, and housing costs, which we believe disproportionately negatively affects the customers we serve and therefore our customers' ability to make the payments they owe to the Company, has resulted in an unfavorable impact on our lease portfolio performance and Gross Merchandise Volume ("GMV") during 2022. Customer payment delinquencies and uncollectible renewal payments experienced within our Progressive Leasing segment during much of 2022 significantly exceeded levels experienced during pre-pandemic periods. In response to increasing customer delinquencies and higher write-offs, Progressive Leasing tightened its lease decisioning several times during 2022, resulting in fewer lease approvals and an adverse impact on GMV. Levels of customer payment delinquencies and uncollectible renewal payments for leases originated after Progressive Leasing further tightened its lease decisioning in mid-2022 improved to levels consistent with pre-pandemic lease portfolio performance. The relatively high levels of customer payment delinquencies and related write-offs experienced during the year ended December 31, 2022 related to leases originated prior to the Company's further tightening of its lease decisioning in mid-2022 may continue for an extended period of time, and/or may increase to even higher levels, which would have an unfavorable impact on our performance. Furthermore, increasing unemployment rates and/or a U.S. recession may result in increasing levels of customer payment delinquencies and related write-offs, which would result in an unfavorable impact on our performance.
The significant increase in inflation and interest rates, and fears of a possible recession have also unfavorably impacted consumer confidence within our customer base, resulting in a decrease in demand for the types of merchandise offered by many of our key national and regional POS partners. In light of these macroeconomic challenges and to align the cost structure of our business with our near-term revenue outlook, the Company executed on a number of cost reduction initiatives during the second and third quarters of 2022 to drive efficiencies and right-size variable costs, while attempting to minimize the negative impact on growth-related initiatives.
COVID-19 Pandemic. The COVID-19 pandemic has negatively impacted the global economy in recent years, including the businesses and operations of our POS partners and our own businesses. For example, the significant increase in COVID-19 cases from the Omicron variant during the first quarter of 2022 resulted in many of our POS partners temporarily closing showrooms and/or reducing the hours and scope of operations of their showrooms, and also resulted in increases in employee absenteeism and declines in customer traffic for many of our POS partners, all of which unfavorably impacted Progressive Leasing's GMV. In addition, other pandemic-related factors unfavorably impacted many of our POS partners during the first half of 2022, including supply chain disruptions resulting in shortages of available products at certain POS partners, primarily in appliances, electronics and furniture categories. Those and other pandemic-related developments, may adversely impact Progressive Leasing's generation of new lease agreements, Vive's generation of new loans, and our results of operations, financial condition, cash flow and/or liquidity in future periods.
The extent of any such adverse, pandemic-related impacts will depend on future developments, which are highly uncertain and cannot be predicted, including, for example, the emergence of more contagious and harmful variants of COVID-19, and localized outbreaks or additional waves of COVID-19 cases and the impact of any such outbreaks on our customers, POS partners, and employees.
We believe pandemic-related government stimulus payments and enhanced unemployment benefits and child tax credits provided in 2020 and 2021 provided economic support to many of our customers, resulting in an increase in payment activity and early lease buyouts despite the economically challenging environment, as well as lease merchandise, accounts receivable, and loan receivable write-offs trending lower during 2020 and 2021. In turn, we further believe that the expiration of the government stimulus payments, enhanced unemployment benefits and child tax credits that were implemented in response to the COVID-19 pandemic also contributed to unfavorable results of operations in 2022 as compared to 2021.

Highlights
The following summarizes significant highlights from the year ended December 31, 2022:
•We reported revenues of $2.6 billion in 2022, a decrease of 3.0% compared to 2021. The decrease in revenues was primarily due to lower GMV as described below, an increase in customer payment delinquencies and uncollectible renewal payments, tightening of lease decisioning beginning in mid-2022 resulting in fewer lease originations, and a decrease in customers exercising early lease buyout options, as compared to the strong customer payment activity and low delinquencies we experienced in 2021.
•GMV decreased by $167.2 million for Progressive Leasing and $21.1 million for Vive in 2022, compared to 2021. These decreases were due to tighter lease and loan decisioning, resulting in fewer lease and loan originations, the rapid increase in the rate of inflation eroding customers' disposable incomes and reducing their demand for many of the goods sold by our POS partners, and the absence of government stimulus payments and enhanced unemployment benefits and child tax credits, which we believe benefited many of our customers in 2021. These negative impacts were partially offset by a $13.0 million increase in Progressive Leasing GMV generated through e-commerce platforms. In 2022, e-commerce GMV represented 17.2% of Progressive Leasing's total GMV, compared to 15.2% in 2021. GMV from our other operations increased by $51.8 million resulting from the growth in loan originations by our Four business during 2022.
•Earnings before income tax expense decreased to $148.2 million compared to $328.2 million in 2021. The decrease was primarily driven by an overall decline in revenues as discussed above. The decrease was also driven by an increase of $66.9 million in the provision for lease merchandise write-offs, as a result of higher customer payment delinquencies and write-offs in 2022, as compared to the strong customer payment activity and historically low lease merchandise write-offs we experienced during 2021. The decrease was further driven by an increase of $23.6 million in the provision for loan losses due to higher loan write-offs during 2022 and the recognition of estimated credit losses as of December 31, 2022, resulting from unfavorable forecasted macroeconomic conditions. Other factors contributing to the decrease were a $32.1 million increase in interest expense related to the Senior Notes issued in November 2021, a $19.8 million increase in sales, general, and administrative expenses, and a $10.2 million goodwill impairment loss related to Four.
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
The following table presents our GMV for the Company for the years presented:

For the Year Ended December 31 (Unaudited and In Thousands)	2022	2021	2020
Progressive Leasing	$1,976,794	$2,143,948	$1,851,308
Vive	178,002	199,139	130,751
Other	60,459	8,651	—
Total GMV	$2,215,255	$2,351,738	$1,982,059
The decrease in Progressive Leasing's and Vive's GMV was primarily due to our tighter lease and loan decisioning to address the unfavorable economic conditions that were present in 2022, resulting in fewer lease and loan approvals; the rapid increase in the rate of inflation, which eroded customers' disposable incomes and their demand for many of the goods sold by our POS partners; and the absence of government stimulus payments and enhanced unemployment benefits and child tax credits, which we believe benefited many of our customers in 2021. We believe all of these factors have unfavorably impacted the generation of new leases and loans. The decrease in Progressive Leasing's GMV from those factors was partially offset by a $13.0 million increase in GMV generated through e-commerce platforms. E-commerce channels generated 17.2% of Progressive Leasing's GMV in 2022 compared to 15.2% in 2021. The decrease in total GMV was also partially offset by an increase in GMV from our other operations, primarily due to an increase in loan originations by our Four business.

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

As of December 31 (Unaudited)	2022	2021	2020
Active Customer Count:
Progressive Leasing	943,000	1,044,000	970,000
Vive	92,000	88,000	66,000
Other	39,000	18,000	—
Total Active Customer Count	1,074,000	1,150,000	1,036,000
The decrease in the number of Progressive Leasing customers in 2022 compared to 2021 was primarily due to a decrease in customer demand for the types of merchandise typically purchased through our lease-to-own solutions and the tightening of our lease decisioning to address the unfavorable economic conditions that were present during 2022. The increase in the number of Vive customers was primarily driven by the growth in loan originations we experienced in 2021. The increase in customers from our other operations is driven primarily by the continued growth in loan originations from our Four business.
Key Components of Earnings from Continuing Operations Before Income Tax Expense
In this MD&A section, we review our consolidated results. For the year ended December 31, 2022 and the comparable prior year periods, some of the key revenue, cost and expense items that affected earnings before income taxes were as follows:
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
Operating Expenses. Operating expenses include personnel costs, stock-based compensation expense, occupancy costs, advertising, professional services expense, sales acquisition expense, computer software expense, bank service charges, the provision for loan losses, fixed asset depreciation expense, intangible asset amortization, and restructuring, among other expenses.
Impairment of Goodwill. Impairment of goodwill is the partial write-off of the goodwill balance at the Four reporting unit. Refer to Note 1 of the accompanying consolidated financial statements for further discussion of the goodwill impairment assessment and resulting impairment charge.
Separation Related Charges. Separation related charges include stock-based compensation expense and retirement charges associated with the separation of the Aaron's Business segment. Refer to Note 2 of the accompanying consolidated financial statements for further discussion of the separation and distribution of the Aaron's Business segment.
Interest Expense, Net. Interest expense, net consists of interest expense incurred on the Company's Senior Notes and senior secured revolving credit facility (the "Revolving Facility"). Interest expense is presented net of interest income earned on the Company's deposits in cash and cash equivalents.

Results of Operations
Results of Operations – Years Ended December 31, 2022 and 2021

			Change
	Year Ended December 31,		2022 vs. 2021
(In Thousands)	2022	2021	$	%
REVENUES:
Lease Revenues and Fees	$2,523,785	$2,619,005	$(95,220)	(3.6)%
Interest and Fees on Loans Receivable	74,041	58,915	15,126	25.7
	2,597,826	2,677,920	(80,094)	(3.0)
COSTS AND EXPENSES:
Depreciation of Lease Merchandise	1,757,730	1,820,010	(62,280)	(3.4)
Provision for Lease Merchandise Write-offs	193,926	126,984	66,942	52.7
Operating Expenses	450,374	397,399	52,975	13.3
Impairment of Goodwill	10,151	—	10,151	nmf
	2,412,181	2,344,393	67,788	2.9
OPERATING PROFIT	185,645	333,527	(147,882)	(44.3)
Interest Expense, Net	(37,401)	(5,323)	(32,078)	nmf
EARNINGS FROM CONTINUING OPERATIONS BEFORE INCOME TAX EXPENSE	148,244	328,204	(179,960)	(54.8)
INCOME TAX EXPENSE	49,535	84,647	(35,112)	(41.5)
NET EARNINGS	$98,709	$243,557	$(144,848)	(59.5)%
nmf—Calculation is not meaningful

Revenues
Information about our revenues by source and reportable segment is as follows:

	Year Ended December 31, 2022				Year Ended December 31, 2021
(In Thousands)	Progressive Leasing	Vive	Other	Total	Progressive Leasing	Vive	Other	Total
Lease Revenues and Fees	$2,523,785	$—	$—	$2,523,785	$2,619,005	$—	$—	$2,619,005
Interest and Fees on Loans Receivable	—	70,911	3,130	74,041	—	58,462	453	58,915
Total Revenues	$2,523,785	$70,911	$3,130	$2,597,826	$2,619,005	$58,462	$453	$2,677,920
The decrease in Progressive Leasing revenues was primarily due to an increase in customer payment delinquencies and uncollectible renewal payments, as compared to the strong customer payment activity and low delinquencies it experienced in 2021. The provision for uncollectible renewal payments, which is recorded as a reduction to lease revenues and fees, was $376.3 million for the year ended December 31, 2022 compared to $224.7 million in 2021. The decrease in Progressive Leasing revenues was also due to a 7.8% decline in its GMV during the year ended December 31, 2022, as compared to 2021, and fewer customers electing to exercise early lease buyouts during 2022, as compared to 2021. The increase in Vive revenues was primarily driven by a larger loan portfolio throughout 2022 as compared to 2021.
Operating Expenses
Information about certain significant components of operating expenses is as follows:

			Change
	Year Ended December 31,		2022 vs. 2021
(In Thousands)	2022	2021	$	%
Personnel Costs[1]	$194,195	$189,576	$4,619	2.4%
Stock-Based Compensation	17,521	21,349	(3,828)	(17.9)
Occupancy Costs	6,466	6,633	(167)	(2.5)
Advertising	15,762	17,502	(1,740)	(9.9)
Professional Services	22,824	24,106	(1,282)	(5.3)
Sales Acquisition Expense[2]	28,828	22,374	6,454	28.8
Computer Software Expense[3]	27,629	20,674	6,955	33.6
Bank Service Charges	12,491	11,542	949	8.2
Other Sales, General and Administrative Expense	40,574	32,717	7,857	24.0
Sales, General and Administrative Expense[4]	366,290	346,473	19,817	5.7
Provision for Loan Losses	41,232	17,668	23,564	133.4
Depreciation and Amortization	33,851	33,258	593	1.8
Restructuring Expense	9,001	—	9,001	nmf
Operating Expenses	$450,374	$397,399	$52,975	13.3%
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
4 Progressive Leasing's sales, general and administrative expense was $321.3 million and $316.3 million during the years ended December 31, 2022 and 2021, respectively.
The increase in personnel costs of $4.6 million was driven primarily by an increase of $2.9 million in personnel costs attributable to an increase in the number of employees resulting from the Four acquisition and other strategic initiatives started by the Company in 2021 that continued incurring costs during 2022. Personnel costs also increased by $2.2 million at Vive, primarily due to wage inflation. These increases were partially offset by a decrease of $0.8 million at Progressive Leasing, primarily due to its reduction in the number of employees during the second half of 2022 as part of its restructuring and cost cutting initiatives.
Sales acquisition expense increased $6.5 million primarily due to increased incentives, sales commissions, and other expenses at Progressive Leasing to promote lease originations with its POS partners.

Computer software expense increased $7.0 million primarily due to an increase in non-capitalizable costs for software implementation projects by Progressive Leasing during 2022, other strategic initiatives started by the Company in 2021 that continued incurring costs in 2022, and increased software licensing costs.
Other sales, general and administrative expense increased $7.9 million primarily due to additional administrative costs within Progressive Leasing during 2022, in addition to an increase of $2.4 million due to the acquisition and growth of our Four business, and other strategic initiatives started by the Company in 2021 that incurred greater costs in 2022 than in 2021.
Provision for loan losses increased $23.6 million due to unfavorable economic conditions present during 2022 and projected macroeconomic conditions, including a rapid increase in the rate of inflation, high unemployment rates, and the absence of government stimulus payments and enhanced unemployment benefits and child tax credits, as compared to 2021, at Vive. The provision for loan losses also increased due to growth in GMV at Four since it was acquired in June 2021. The provision for loan losses as a percentage of interest and fees revenue increased to 55.7% for the year ended December 31, 2022 compared to 30.0% in 2021, due to customer payment delinquencies at Vive returning to pre-pandemic levels, higher expected credit losses due to projected unfavorable macroeconomic conditions, and higher write-offs within our Four operations.
Restructuring expense of $9.0 million is the result of a number of restructuring activities initiated by the Company during 2022 intended to reduce expenses, consolidate certain segment corporate headquarters and other office locations, and align the cost structure of the business with the Company's strategy and near-term revenue outlook. The restructuring expense was primarily comprised of severance costs associated with a reduction in Progressive Leasing's workforce and operating lease right-of-use asset impairment charges related to a reduction in call center and office space and the relocation of the Vive corporate headquarters to the Company's corporate office building.
Other Costs and Expenses
Depreciation of lease merchandise. Depreciation of lease merchandise decreased by 3.4% due to fewer customers exercising early lease buyout elections during the year ended December 31, 2022 compared to 2021. As a percentage of total lease revenues and fees, depreciation of lease merchandise increased slightly compared to 2021, resulting from the decline in early buyout elections.
Provision for lease merchandise write-offs. The provision for lease merchandise write-offs increased by $66.9 million due to higher customer payment delinquencies and write-offs during the year ended December 31, 2022, compared to the strong customer payment activity and historically low lease merchandise write-offs we experienced in 2021. Given the significant economic uncertainty resulting from challenges in the macroeconomic environment, including high inflation, forecasted unemployment rates, and/or a recession and the potential effects of such developments on our POS partners, customers, and business going forward, a high level of estimation was involved in determining the allowance as of December 31, 2022. Actual lease merchandise write-offs could differ materially from the allowance.
The provision for lease merchandise write-offs as a percentage of lease revenues was 7.7% for the year ended December 31, 2022, compared to 4.8% for the year ended December 31, 2021. The increase in the provision as a percentage of lease revenues was primarily due to higher customer payment delinquencies and write-offs on leases originated in 2022, most notably in the first half of 2022 prior to the Company further tightening its lease decisioning to address the unfavorable economic conditions. The provision also increased as a result of changes in estimates for the allowance as discussed above.
Impairment of Goodwill. The Company recorded a loss of $10.2 million to partially write off the goodwill balance of the Four reporting unit during the third quarter of 2022. Refer to Note 1 for additional information regarding the details of the goodwill impairment loss.

Earnings from Continuing Operations Before Income Tax Expense
Information about our earnings from continuing operations before income tax expense by reportable segment is as follows:

			Change
	Year Ended December 31,		2022 vs. 2021
(In Thousands)	2022	2021	$	%
EARNINGS FROM CONTINUING OPERATIONS BEFORE INCOME TAX EXPENSE:
Progressive Leasing	$174,143	$319,125	$(144,982)	(45.4)%
Vive	9,195	20,225	(11,030)	(54.5)
Other	(35,094)	(11,146)	(23,948)	nmf
Earnings from Continuing Operations Before Income Tax Expense	$148,244	$328,204	$(179,960)	(54.8)%
nmf—Calculation is not meaningful
The $35.1 million loss before income taxes within "Other" primarily relates to our Four operations and includes a $10.2 million impairment loss related to the partial impairment of Four's goodwill. Other factors impacting the change in earnings before income tax expense are discussed above.
Income Tax Expense
Income tax expense decreased to $49.5 million for the year ended December 31, 2022 compared to $84.6 million in 2021 primarily due to lower earnings before income tax expense. The effective tax rate was 33.4% for the year ended December 31, 2022 compared to 25.8% in 2021. The increase in the effective tax rate was primarily driven by the non-deductible goodwill impairment loss for Four of $10.2 million, interest on the Company's uncertain tax position liabilities, an unfavorable adjustment for employee stock-based compensation vesting, and an increase in the valuation allowance related to certain deferred tax assets.
Results of Operations – Years Ended December 31, 2021 and 2020

			Change
	Year Ended December 31,		2021 vs. 2020
(In Thousands)	2021	2020	$	%
REVENUES:
Lease Revenues and Fees	$2,619,005	$2,443,405	$175,600	7.2%
Interest and Fees on Loans Receivable	58,915	41,190	17,725	43.0
	2,677,920	2,484,595	193,325	7.8
COSTS AND EXPENSES:
Depreciation of Lease Merchandise	1,820,010	1,690,922	129,088	7.6
Provision for Lease Merchandise Write-offs	126,984	131,332	(4,348)	(3.3)
Operating Expenses	397,399	372,625	24,774	6.6
Separation Related Charges	—	17,953	(17,953)	nmf
	2,344,393	2,212,832	131,561	5.9
OPERATING PROFIT	333,527	271,763	61,764	22.7
Interest Expense, Net	(5,323)	(187)	(5,136)	nmf
EARNINGS FROM CONTINUING OPERATIONS BEFORE INCOME TAX EXPENSE	328,204	271,576	56,628	20.9
INCOME TAX EXPENSE	84,647	37,949	46,698	123.1
NET EARNINGS FROM CONTINUING OPERATIONS	243,557	233,627	9,930	4.3
LOSS FROM DISCONTINUED OPERATIONS, NET OF INCOME TAX	—	(295,092)	295,092	nmf
NET EARNINGS (LOSS)	$243,557	$(61,465)	$305,022	nmf
nmf—Calculation is not meaningful

Revenues
Information about our revenues by source and reportable segment is as follows:

	Year Ended December 31, 2021				Year Ended December 31, 2020
(In Thousands)	Progressive Leasing	Vive	Other	Total	Progressive Leasing	Vive	Other	Total
Lease Revenues and Fees	$2,619,005	$—	$—	$2,619,005	$2,443,405	$—	$—	$2,443,405
Interest and Fees on Loans Receivable	—	58,462	453	58,915	—	41,190	—	41,190
Total Revenues	$2,619,005	$58,462	$453	$2,677,920	$2,443,405	$41,190	$—	$2,484,595
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
Operating Expenses
Information about certain significant components of operating expenses is as follows:

			Change
	Year Ended December 31,		2021 vs. 2020
(In Thousands)	2021	2020	$	%
Personnel Costs[1]	$189,576	$170,285	$19,291	11.3%
Stock-Based Compensation	21,349	20,403	946	4.6
Occupancy Costs	6,633	6,545	88	1.3
Advertising	17,502	6,627	10,875	164.1
Professional Services	24,106	22,503	1,603	7.1
Sales Acquisition Expense[2]	22,374	19,449	2,925	15.0
Computer Software Expense[3]	20,674	13,260	7,414	55.9
Bank Service Charges	11,542	9,916	1,626	16.4
Other Sales, General and Administrative Expense	32,717	37,779	(5,062)	(13.4)
Sales, General and Administrative Expense[4]	346,473	306,767	39,706	12.9
Provision for Loan Losses	17,668	34,038	(16,370)	(48.1)
Depreciation and Amortization	33,258	31,820	1,438	4.5
Operating Expenses	$397,399	$372,625	$24,774	6.6%
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
4 Progressive Leasing's sales, general and administrative expense was $316.3 million and $268.9 million during the years ended December 31, 2021 and 2020, respectively.
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

Advertising expense increased $10.9 million primarily due to Progressive Leasing's effort to continue growing GMV from existing POS partners and to further expand into e-commerce, combined with reduced marketing efforts in the same period of 2020 associated with cost cutting measures implemented in response to the COVID-19 pandemic.
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
Other Costs and Expenses
Depreciation of lease merchandise. Depreciation of lease merchandise increased due to growth in Progressive Leasing's portfolio of leased assets for the year ended December 31, 2021 compared to 2020. As a percentage of total lease revenues and fees, depreciation of lease merchandise increased to 69.5% from 69.2% in 2020, primarily due to elevated early lease buyouts in 2021 as compared to 2020, partially offset by a decrease in the provision for uncollectible renewal payments.
Provision for lease merchandise write-offs. The provision for lease merchandise write-offs decreased $4.3 million primarily due to a $14.8 million decline in write-offs, compared to the year ended December 31, 2020, as a result of continued strong payment activity from customers, and changes to estimates in our allowance for lease merchandise write-offs. At December 31, 2020, we established incremental lease merchandise allowances of $10.3 million, in response to the COVID-19 pandemic, based on management's best estimate of the potential unfavorable impacts the COVID-19 pandemic may have on our customers' ability to continue making payments on their leases. In the year ended December 31, 2021, we continued to experience strong customer payment activity and relatively low write-offs, resulting in the reversal of the full amount of the incremental COVID-19 specific allowance for write-offs. We believe a significant portion of our Progressive Leasing customers received stimulus payments and/or federally supplemented unemployment payments, which contributed to the strong customer payment activity we experienced in 2020 and 2021.
The provision for lease merchandise write-offs as a percentage of lease revenues decreased to 4.8% for the year ended December 31, 2021 from 5.4% in 2020 due to improved customer payment activity, relatively low write-offs, and changes in estimates on the allowance as discussed above.
Separation related charges. The Company incurred $18.0 million of stock-based compensation and retirement costs in the year ended December 31, 2020 related to the Company's separation of the Aaron's Business segment.
Earnings from Continuing Operations Before Income Tax Expense
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
Income Tax Expense
Income tax expense increased to $84.6 million for the year ended December 31, 2021 compared to $37.9 million in 2020. The effective tax rate of 14.0% during the year ended December 31, 2020 was primarily due to a $34.2 million discrete income tax benefit generated by the provisions of the CARES Act in 2020, which resulted from the rate differential on the carryback of the Company's 2018 net operating loss previously recorded at 21% to the 2013 tax year, where the benefit was recognized at 35%. There are no material adjustments between the Company's effective tax rate of 25.8% and the Company's statutory income tax rate for the year ended December 31, 2021.
Overview of Financial Position
The major changes in the consolidated balance sheet from December 31, 2021 to December 31, 2022, include:
•Cash and cash equivalents decreased $38.3 million to $131.9 million for the year ended December 31, 2022. For additional information, refer to the "Liquidity and Capital Resources" section below.
•Lease merchandise, net, decreased $66.0 million due primarily to a 7.8% decrease in Progressive Leasing's GMV in 2022 as compared to 2021.
•Loans receivable, net of allowances and unamortized fees, increased $11.7 million due to growth in the loan portfolios of Vive and Four compared to December 31, 2021.
•Goodwill decreased $10.2 million as a result of the impairment loss to partially write off the goodwill balance of the Four reporting unit during the third quarter of 2022. Refer to Note 1 for additional information regarding the details of the impairment loss.

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
Our capital requirements have been financed through:
•cash flows from operations;
•private debt offerings;
•bank debt; and
•stock offerings.
As of December 31, 2022, the Company had $131.9 million of cash, $350.0 million of availability under the Revolving Facility, and $600.0 million of indebtedness.
The Company's statement of cash flows for the year ended 2020 was not required to be adjusted for discontinued operations. Accordingly, the cash flow activities for the Aaron's Business discontinued operations are included in the discussion and analysis set forth below for the comparative periods through the separation and distribution date of November 30, 2020.
Cash Provided by Operating Activities
Cash provided by operating activities was $242.5 million and $246.0 million during the years ended December 31, 2022 and 2021, respectively. Cash provided by operating activities decreased by $3.5 million despite the $144.8 million decrease in net earnings from continuing operations as compared to 2021. Other significant changes in operating cash outflows compared to the prior year include $35.6 million of interest paid on the Company's Senior Notes compared to $1.5 million in 2021, and an $8.6 million increase in net income tax payments for the year ended December 31, 2022. These decreases in operating cash flows were partially offset by a $165.3 million decrease in purchases of lease merchandise by Progressive Leasing during the year ended December 31, 2022 compared to 2021. Other changes in cash provided by operating activities are discussed above in our discussion of results for the year ended December 31, 2022.
Cash provided by operating activities was $246.0 million and $456.0 million during the years ended December 31, 2021 and 2020, respectively. The $210.0 million decrease in operating cash flows was primarily due to the separation of the Aaron's Business, which accounted for $193.3 million of the cash provided by operating activities during the year ended December 31, 2020. The $16.7 million decrease in cash provided by operating activities from continuing operations in 2021 when compared to 2020 was driven by an increase of lease merchandise purchases of $265.5 million during 2021. The Company also made net income tax payments of $53.6 million during 2021, compared to $29.0 million in 2020. These higher cash outflows in 2021 were partially offset by stronger customer payment activity during the first half of 2021 and the payment of Progressive Leasing's $175.0 million settlement with the FTC in the second quarter of 2020. Changes in certain working capital accounts also contributed to operating cash inflows. Other changes in cash provided by operating activities are discussed above in our discussion of results for the year ended December 31, 2021.
Cash Used in Investing Activities
Cash used in investing activities was $53.5 million and $82.2 million during the year ended December 31, 2022 and 2021, respectively. The $28.7 million decrease in investing cash outflows in the year ended December 31, 2022 as compared to the same period in 2021 was primarily due to the $22.8 million of cash paid for the acquisition of Four in June 2021. Additionally, proceeds from loans receivable increased $27.4 million in 2022 compared to 2021. These changes were partially offset by a $21.4 million increase in cash outflows for investments in loans receivables in 2022 as compared to 2021.
Cash used in investing activities was $82.2 million and $114.5 million during the years ended December 31, 2021 and 2020, respectively. The cash used in investing activities during the year ended December 31, 2020 included $64.5 million in cash outflows attributable to the Aaron's Business discontinued operations. The $32.2 million increase in cash used in investing activities from continuing operations when compared to the same period in 2020 was primarily due to: (i) a $69.6 million increase in cash outflows for investments in Vive loans receivable in 2021 due to growth in loan origination activity; and (ii) the $22.8 million cash paid, net of cash acquired, for the acquisition of Four in June 2021. The increases were partially offset by a $62.9 million increase in proceeds on loans receivable driven by strong customer payment activity and growth in the portfolio in the year ended December 31, 2021 compared to the same period of 2020.
Cash Used in Financing Activities
Cash used in financing activities was $227.2 million during the year ended December 31, 2022 compared to $30.3 million during the year ended December 31, 2021, an increase of $196.9 million. Cash used in financing activities in 2022 was primarily due to the $223.6 million outflows for the acquisition of treasury stock. Cash used in financing activities in 2021 was primarily comprised of: (i) a $425 million outflow for the "Dutch auction" tender offer, plus $3.6 million in related transaction fees, for the repurchase and retirement of our common stock; (ii) a $142.4 million outflow for the acquisition of treasury stock; (iii) the repayment of $50.0 million on our Revolving Facility; and (iv) $600 million gross proceeds from the issuance of Senior Notes, net of $8.3 million of bank fees.
Cash used in financing activities was $30.3 million during the year ended December 31, 2021 compared to $362.6 million during the year ended December 31, 2020, a decrease of $332.3 million. Cash used in financing activities in 2021 was primarily comprised of: (i) a $425 million outflow for the "Dutch auction" tender offer, plus $3.6 million in related transaction fees, for the repurchase and retirement of our common stock; (ii) a $142.4 million outflow for the acquisition of treasury stock; (iii) the repayment of $50.0 million on our Revolving Facility; and (iv) $600 million gross proceeds from the issuance of Senior Notes, net of $8.3 million of bank fees. Cash used in financing activities in 2020 was primarily comprised of: (i) $342.0 million of net repayments made to fully extinguish the Company's historical debt facilities in advance of the separation and distribution transaction; (ii) $50.0 million of borrowings on the Company's Revolving Facility; (iii) $54.2 million of cash transferred to The Aaron's Company in the separation and distribution; (iv) $13.8 million of dividends paid; and (v) $12.4 million of proceeds from stock option exercises.
Share Repurchases
We purchase our stock in the market from time to time as authorized by our Board of Directors. On February 22, 2021, the Company's Board of Directors terminated the share repurchase program that was in effect as of December 31, 2020 and replaced it with a repurchase program that permitted the Company to repurchase up to $300 million of the Company's outstanding common stock. On November 3, 2021, the Company announced that its Board of Directors had authorized a new $1 billion share repurchase program that replaced the previous $300 million repurchase program. As of December 31, 2022, we had the authority to purchase additional shares up to our remaining authorization limit of $337.3 million.
The Company purchased 8,720,223 shares of its common stock for $223.6 million during the year ended December 31, 2022 and 11,611,178 shares for $567.4 million during the year ended December 31, 2021.
Dividends
We paid no dividends during 2022 and 2021 and do not currently anticipate paying any dividends. Prior to the separation and distribution transaction, we declared an annual common stock dividend of $0.165 per share in 2020, which resulted in an aggregate dividend payment of $13.8 million.
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
The indenture discussed above contains various other covenants and obligations to which the Company and its subsidiaries are subject while the Senior Notes are outstanding. The covenants in the indenture may limit the extent to which, or the ability of the Company and its subsidiaries to, among other things: (i) incur additional debt and guarantee debt; (ii) pay dividends or make other distributions or repurchase or redeem capital stock; (iii) prepay, redeem or repurchase certain debt; (iv) issue certain preferred stock or similar equity securities; (v) make loans and investments; (vi) sell assets; (vii) incur liens; (viii) enter into transactions with affiliates; (ix) enter into agreements restricting the ability of the Company’s subsidiaries to pay dividends; and (x) consolidate, merge or sell all or substantially all of the Company’s assets. The indenture also contains customary events of default for transactions of this type and amount. We were in compliance with these covenants at December 31, 2022 and believe that we will continue to be in compliance in the future.
On November 24, 2020, the Company entered into a credit agreement with a consortium of lenders providing for our $350 million senior unsecured Revolving Facility, under which revolving borrowings became available at the completion of the separation and distribution date and under which all borrowings and commitments will mature or terminate on November 24, 2025.
As of December 31, 2022, the Company had no outstanding balance and $350 million remaining available for borrowings on the Revolving Facility. The Revolving Facility includes an uncommitted incremental facility increase option which, subject to certain terms and conditions, permits the Company at any time prior to the maturity date to request an increase in extensions of credit available thereunder by an aggregate additional principal amount of up to $300 million.
Our Revolving Facility contains certain financial covenants, which include requirements that the Company maintain ratios of (i) total net debt to EBITDA of no more than 2.50:1.00 and (ii) consolidated interest coverage of no less than 3.00:1.00. The Company will be in default under the Revolving Facility if it fails to comply with these covenants, and all borrowings outstanding may become due immediately. Additionally, under the Revolving Facility, if the total net debt to EBITDA, as defined by the Revolving Facility, exceeds 1.25, the revolver becomes fully secured for the remaining duration of the Revolving Facility term. As of June 30, 2022, the Company exceeded the 1.25 total net debt to EBITDA ratio and the Revolving Facility became fully secured. At December 31, 2022, we were in compliance with the financial covenants set forth in the Revolving Facility and believe that we will continue to be in compliance in the future.
Commitments
Income Taxes. During the year ended December 31, 2022, we made net income tax payments of $62.2 million. During the year ended December 31, 2023 we anticipate making estimated cash payments of $71.4 million for United States federal and state income taxes.
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
Contractual Obligations and Commitments. Future interest payments on the Company's variable-rate debt are based on a rate per annum equal to, at our option, (i) the London Interbank Overnight Rate ("LIBOR") plus a margin within the range of 1.5% to 2.5% for revolving loans, based on total leverage, or (ii) the administrative agent's base rate plus a margin ranging from 0.5% to 1.5%, as specified in the agreement. The agreement governing the Revolving Facility also contains language allowing for the substitution of interest rates based on the Secured Overnight Financing Rate ("SOFR") once LIBOR ceases being published, which is expected to occur in 2023. Future interest payments related to our Revolving Facility are based on the borrowings outstanding at that time. Future interest payments may be different depending on future borrowing activity and interest rates. The Company had no outstanding borrowings under the Revolving Facility as of December 31, 2022.
As discussed above, on November 26, 2021, the Company issued $600 million aggregate principal amount of Senior Notes that bear a fixed annual interest rate of 6.00%. Interest will accrue on the outstanding balance and will be payable semi-annually. The Senior Notes will mature on November 15, 2029.
The Company has no long-term commitments to purchase merchandise nor does it have significant purchase agreements that specify minimum quantities or set prices that exceed our expected requirements for three months.
Deferred income tax liabilities as of December 31, 2022 were approximately $137.3 million. Deferred income tax liabilities are calculated based on temporary differences between the tax basis of assets and liabilities and their respective book basis, which will result in taxable amounts in future years when the liabilities are settled at their reported financial statement amounts. The results of these calculations do not have a direct connection with the amount of cash taxes to be paid in any future periods. As a result, scheduling deferred income tax liabilities as payments due by period may be misleading, because this scheduling would not necessarily relate to liquidity needs.

Unfunded Lending Commitments. The Company, through its Vive business, has unconditionally cancellable unfunded lending commitments totaling approximately $513.7 million and $467.6 million as of December 31, 2022 and 2021, respectively, that do not give rise to revenues and cash flows. These unfunded commitments arise in the ordinary course of business from credit card agreements with individual cardholders that give them the ability to borrow, against unused amounts, up to the maximum credit limit assigned to their account. While these unfunded amounts represented the total available unused lines of credit, the Company does not anticipate that all cardholders will utilize their entire available line at any given point in time. Commitments to extend unsecured credit are agreements to lend to a cardholder so long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

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
At December 31, 2022 and 2021, we had deferred revenue representing cash collected in advance of being due or earned totaling $37.1 million and $45.1 million, respectively, and accounts receivable, net of an allowance for doubtful accounts based on historical collection rates, of $64.5 million and $66.3 million, respectively. Our accounts receivable allowance is estimated using historical write-off and collection experience. Other qualitative factors, such as current and forecasted customer payment trends, are considered in estimating the allowance. For customer agreements that are past due, the Company's policy is to write off lease receivables after 120 days. The provision for uncollectible renewal payments is recorded as a reduction of lease revenues and fees in accordance with ASC 842.
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
Lease Merchandise
The Company’s Progressive Leasing segment, at which all merchandise is on lease, depreciates merchandise on a straight-line basis to a 0% salvage value generally over 12 months. We record a provision for lease merchandise write-offs using the allowance method. The allowance for lease merchandise write-offs estimates the merchandise losses incurred but not yet identified by management as of the end of the accounting period. The Company estimates its allowance for lease merchandise write-offs using historical write-off experience. Other qualitative factors, such as current and forecasted customer payment trends, are considered in estimating the allowance. For customer agreements that are past due, the Company's policy is to write off lease merchandise after 120 days. As of December 31, 2022 and 2021, the allowance for lease merchandise write-offs was $47.1 million and $54.4 million, respectively. The provision for lease merchandise write-offs was $193.9 million and $127.0 million for the years ended December 31, 2022 and 2021, respectively.
Goodwill and Other Intangible Assets
Intangible assets are classified into one of three categories: (i) intangible assets with definite lives subject to amortization; (ii) intangible assets with indefinite lives not subject to amortization; and (iii) goodwill. For intangible assets with definite lives, tests for impairment are performed if conditions exist that indicate the carrying amount may not be recoverable. For intangible assets with indefinite lives and goodwill, tests for impairment are performed at least annually, and sooner if events or circumstances indicate that an impairment may have occurred. Factors which may necessitate an interim impairment assessment include a sustained decline in a company’s stock price, prolonged negative industry or economic trends and significant underperformance relative to historical or projected future operating results. For the annual impairment test of intangible assets with indefinite lives and goodwill, a company may perform a qualitative assessment for impairment if it believes it is not more likely than not that the carrying amount of a reporting unit’s net assets exceeds the reporting unit’s fair value.
Indefinite-lived intangible assets represent the value of the trade name acquired as part of the Progressive Leasing acquisition. At the date of acquisition, the Company determined that no legal, regulatory, contractual, competitive, economic or other factors limit the useful life of the trade name intangible asset and, therefore, the useful life is considered indefinite. The Company reassesses this conclusion quarterly and continues to believe the useful life of this asset is indefinite. The Company performed a quantitative assessment to complete its indefinite-lived intangible asset impairment test as of October 1, 2022 and determined that no impairment had occurred.
In conjunction with the purchase of Four on June 25, 2021, the Company acquired $5.2 million of definite-lived intangible assets comprised of Four's proprietary technology platform, trade name, and existing merchant relationships. The Company also recorded $17.4 million of goodwill related to the excess of the purchase price over the fair value of the net assets acquired, which represents the Company’s ability to provide a BNPL product to the Company’s existing base of retailers, merchants and customers.
The following table presents the carrying amount of goodwill and other intangible assets, net:

December 31,
(In Thousands)	2022
Goodwill[1]	$296,061
Other Indefinite-Lived Intangible Assets[2]	53,000
Definite-Lived Intangible Assets, Net	61,411
Goodwill and Other Intangibles, Net	$410,472
1 As of December 31, 2022, goodwill for Progressive Leasing and Four was $288.8 million and $7.3 million, respectively.
2 Other indefinite-lived intangible assets represents the Progressive Leasing trade name.
As of December 31, 2022, the Company had two reporting units with goodwill: Progressive Leasing and Four. We performed our annual goodwill impairment testing for the Progressive Leasing reporting unit as of October 1, 2022 using a quantitative methodology. We engaged the same third-party valuation firm to assist with the annual goodwill impairment test for the Progressive Leasing reporting unit. This entailed an assessment of the reporting unit's fair value relative to the carrying value that was derived using a combination of both income and market approaches and performing a market capitalization reconciliation which included an assessment of the control premium implied from our estimated fair values of our reporting units. The fair value measurement involved significant unobservable inputs (Level 3 inputs, as discussed more fully below). The income approach utilized the discounted future expected cash flows, which required assumptions about short-term and long-term cash flows for the Progressive Leasing reporting unit. Due to the significant uncertainty associated with macroeconomic conditions, the assumptions and estimates used by management were highly subjective. The weighted-average cost of capital used in the income approach was adjusted to reflect the specific risks and uncertainties associated with the current macroeconomic environment in developing the cash flow projections. The market approach, which includes the guideline public company method, utilized pricing multiples derived from an analysis of comparable publicly traded companies. We believe the comparable companies we evaluated as marketplace participants served as an appropriate reference when calculating fair value because those companies have similar risks, participate in the lease to own market, provide similar products and services, and compete with Progressive Leasing directly. The Company concluded that the fair value of Progressive Leasing exceeded its carrying value and, therefore, determined that there was no indication of impairment as of October 1, 2022.
As of September 30, 2022, the Company concluded an interim goodwill impairment test was triggered for the Four reporting unit. Factors that led to this conclusion included: (i) a significant decline in valuations and related market multiples for Four's peers in the BNPL industry; (ii) an increase in Four's forecasted losses; and (iii) projected negative cash flows for Four in future periods. The Company determined the Four goodwill was partially impaired and recorded an impairment of goodwill of $10.2 million during the third quarter of 2022. The Company engaged a third-party valuation firm to assist with the interim goodwill impairment test for the Four reporting unit. This included an assessment of the Four reporting unit's fair value relative to the carrying value that was derived using a market approach. The market approach, which includes the guideline public company method, utilized pricing multiples derived from an analysis of other publicly traded companies that operate in the BNPL industry. We believe the comparable companies we evaluate as marketplace participants serve as an appropriate reference when calculating fair value because those companies have similar risks, participate in similar markets, provide similar products and services for their customers and compete with Four directly.
As a result of the impairment recorded in the third quarter of 2022, the carrying value of our Four reporting unit approximated its fair value as of October 1, 2022. As such, additional goodwill impairment charges may occur in future periods if the Company fails to execute on one or more elements of Four's strategic plan, Four's actual or projected results are unfavorable compared to the current forecasted operating results, and/or there are further declines in the BNPL peer market multiples.
As of December 31, 2022, the Company concluded that there were no events or circumstances that would more likely than not reduce the fair value of the Progressive Leasing or Four reporting unit below its carrying amount.

Provision for Loan Losses and Loan Loss Allowance
Effective January 1, 2020 with the adoption of ASU 2016-13, Measurement of Credit Losses on Financial Instruments ("CECL") expected lifetime losses on loans receivable are recognized upon loan acquisition, which results in earlier recognition of credit losses and requires the Company to make its best estimate of probable lifetime losses at the time of acquisition. The Company segments its Vive loans receivable portfolio into homogenous pools by FICO score and by delinquency status and evaluates loans receivable collectively for impairment when similar risk characteristics exist. Our Vive credit card loans do not have contractually stated maturity dates, which requires the Company to estimate an average life of loan by analyzing historical payment trends to determine an expected remaining life of the loan balance. Our current estimate is that the average life of an outstanding credit card loan is approximately one to two years, depending on the respective FICO score segmentation.
The Company calculates the Vive allowance for loan losses based on internal historical loss information and incorporates observable and forecasted macroeconomic data over a twelve-month reasonable and supportable forecast period. Key macroeconomic factors incorporated into our forecasts include projected changes in unemployment rates, stock market volatility, projected United States treasury rates, and projected prime lending rates. Incorporating macroeconomic data could have a material impact on the measurement of the allowance to the extent that forecasted data changes significantly, such as changes in forecasted unemployment rates and the observed significant market volatility. For any periods beyond the twelve-month reasonable and supportable forecast period described above, the Company reverts to using historical loss information on a straight-line basis over a period of six months and utilizes historical loss information for the remaining life of the portfolio.
The Company may also consider other qualitative factors in estimating the allowance, as necessary. For the purposes of determining the allowance as of December 31, 2022, management considered other qualitative factors such as the macroeconomic conditions associated with the impacts from the COVID-19 pandemic, increasing inflation, forecasted higher unemployment rates, and/or a prolonged recession in the United States, which was not fully factored into the macroeconomic forecasted data, and which likely contributed to unfavorable cardholder payment trends we experienced during these periods. The allowance for loan losses is maintained at a level considered appropriate to cover expected lifetime losses of principal, interest and fees on active loans in the loans receivable portfolio, and the appropriateness of the allowance is evaluated at each period end.
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
The provision for loan losses was $41.2 million and $17.7 million for the years ended December 31, 2022 and 2021, respectively. The allowance for loan losses was $42.4 million and $40.8 million as of December 31, 2022 and 2021, respectively.
Recent Accounting Pronouncements
Refer to Note 1 to the Company’s consolidated financial statements for a discussion of recently issued accounting pronouncements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As of December 31, 2022, we had no outstanding borrowings under our senior unsecured Revolving Facility. Borrowings under the Revolving Facility are indexed to LIBOR or the prime rate, which exposes us to the risk of increased interest costs if interest rates rise. Based on the Company’s variable-rate debt outstanding as of December 31, 2022, a hypothetical 1.0% increase or decrease in interest rates would not affect interest expense.
We do not use any significant market risk sensitive instruments to hedge commodity, foreign currency or other risks, and hold no market risk sensitive instruments for trading or speculative purposes.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of PROG Holdings, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of PROG Holdings, Inc. (the Company) as of December 31, 2022 and 2021, the related consolidated statements of earnings (loss), comprehensive income (loss), shareholders' equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 22, 2023 expressed an unqualified opinion thereon.

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
As of December 31, 2022, the allowance for loan losses (ALL) was $42.4 million. As discussed in Note 1 and Note 7 to the consolidated financial statements, management records the ALL to estimate probable lifetime losses that are expected in the loan portfolio. In determining the estimate, management utilizes quantitative factors such as actual historical loss experience and incorporates observable and forecasted macroeconomic data such as unemployment rates, market volatility, inflation, and changes in risk-free and prime rates over a reasonable and supportable forecast period. The Company also considers, as necessary, qualitative factors including observable market factors such as macroeconomic conditions associated with the impacts from the COVID-19 pandemic, increasing inflation, high unemployment rates, and the possibility of a prolonged recession in the United States, which was not fully factored into the macroeconomic forecasted data to evaluate the impact of such programs on its customers’ ability to pay. The Company applies judgment, including the determination of the expected life of the loan receivable, as it determines necessary to make its best estimate of probable expected lifetime losses in the portfolio.
Auditing management’s ALL estimate involved a high degree of complexity in evaluating the quantitative calculation of expected losses in the loan portfolio and subjectivity in evaluating management’s qualitative factors. Management’s assessment and measurement of the qualitative factors is judgmental and has a significant effect on the ALL.

How We Addressed the Matter in Our Audit
We focused our testing within the Vive segment as it comprised the majority of the Company’s ALL balance as of December 31, 2022. We obtained an understanding, evaluated the design and tested the operating effectiveness of controls for management’s process of the measurement and valuation of the ALL. For example, we tested controls over management's review of the ALL calculations, methodology and significant assumptions, including qualitative adjustments.
With respect to the quantitative calculation of expected losses, we involved internal specialists and evaluated the conceptual soundness of the methodology and performed calculation procedures over the model. We also tested the appropriateness of key inputs and assumptions used in the calculation by agreeing a sample of inputs to supporting information. With respect to the identification of qualitative factors, we evaluated the potential impact of imprecision in the calculation and hence the need to consider a qualitative adjustment to the ALL. Regarding measurement of the qualitative adjustment, we evaluated internal data and qualitative factors utilized by management, as well as external macroeconomic factors independently obtained during the audit.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 1991.
Salt Lake City, Utah
February 22, 2023

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of PROG Holdings, Inc.

Opinion on Internal Control Over Financial Reporting
We have audited PROG Holdings, Inc.’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, PROG Holdings, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of earnings (loss), comprehensive income (loss), shareholders' equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and our report dated February 22, 2023 expressed an unqualified opinion thereon.

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
February 22, 2023

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
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) in Internal Control-Integrated Framework. Based on its assessment using those criteria, management concluded that, as of December 31, 2022, the Company’s internal control over financial reporting was effective.
The Company’s internal control over financial reporting as of December 31, 2022 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its report dated February 22, 2023, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022.

PROG HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2022	2021
	(In Thousands, Except Share Data)
ASSETS:
Cash and Cash Equivalents	$131,880	$170,159
Accounts Receivable (net of allowances of $69,264 in 2022 and $71,233 in 2021)	64,521	66,270
Lease Merchandise (net of accumulated depreciation and allowances of $467,355 in 2022 and $463,929 in 2021)	648,043	714,055
Loans Receivable (net of allowances and unamortized fees of $53,635 in 2022 and $53,300 in 2021)	130,966	119,315
Property and Equipment, Net	23,852	25,648
Operating Lease Right-of-Use Assets	11,875	17,488
Goodwill	296,061	306,212
Other Intangibles, Net	114,411	137,305
Income Tax Receivable	18,864	14,352
Deferred Income Tax Assets	2,955	2,760
Prepaid Expenses and Other Assets	48,481	48,197
Total Assets	$1,491,909	$1,621,761
LIABILITIES & SHAREHOLDERS’ EQUITY:
Accounts Payable and Accrued Expenses	$135,025	$135,954
Deferred Income Tax Liabilities	137,261	146,265
Customer Deposits and Advance Payments	37,074	45,070
Operating Lease Liabilities	21,122	25,410
Debt	590,966	589,654
Total Liabilities	921,448	942,353
Commitments and Contingencies (Note 11)
Shareholders’ Equity:
Common Stock, Par Value $0.50 Per Share: Authorized: 225,000,000 Shares at December 31, 2022 and 2021; Shares Issued: 82,078,654 at December 31, 2022 and 2021	41,039	41,039
Additional Paid-in Capital	338,814	332,244
Retained Earnings	1,154,235	1,055,526
	1,534,088	1,428,809
Less: Treasury Shares at Cost
Common Stock: 34,044,102 Shares at December 31, 2022 and 25,638,057 at December 31, 2021	(963,627)	(749,401)
Total Shareholders’ Equity	570,461	679,408
Total Liabilities & Shareholders’ Equity	$1,491,909	$1,621,761
The accompanying notes are an integral part of the Consolidated Financial Statements.

PROG HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)

	Year Ended December 31,
	2022	2021	2020
	(In Thousands, Except Per Share Data)
REVENUES:
Lease Revenues and Fees	$2,523,785	$2,619,005	$2,443,405
Interest and Fees on Loans Receivable	74,041	58,915	41,190
	2,597,826	2,677,920	2,484,595
COSTS AND EXPENSES:
Depreciation of Lease Merchandise	1,757,730	1,820,010	1,690,922
Provision for Lease Merchandise Write-offs	193,926	126,984	131,332
Operating Expenses	450,374	397,399	372,625
Impairment of Goodwill	10,151	—	—
Separation Related Charges	—	—	17,953
	2,412,181	2,344,393	2,212,832
OPERATING PROFIT	185,645	333,527	271,763
Interest Expense, Net	(37,401)	(5,323)	(187)
EARNINGS FROM CONTINUING OPERATIONS BEFORE INCOME TAX EXPENSE	148,244	328,204	271,576
INCOME TAX EXPENSE	49,535	84,647	37,949
NET EARNINGS FROM CONTINUING OPERATIONS	98,709	243,557	233,627
LOSS FROM DISCONTINUED OPERATIONS, NET OF INCOME TAX	—	—	(295,092)
NET EARNINGS (LOSS)	$98,709	$243,557	$(61,465)
BASIC EARNINGS (LOSS) PER SHARE:
Continuing Operations	$1.90	$3.69	$3.47
Discontinued Operations	—	—	(4.39)
TOTAL BASIC EARNINGS (LOSS) PER SHARE	$1.90	$3.69	$(0.91)
DILUTED EARNINGS (LOSS) PER SHARE:
Continuing Operations	$1.90	$3.67	$3.43
Discontinued Operations	—	—	(4.34)
TOTAL DILUTED EARNINGS (LOSS) PER SHARE:	$1.90	$3.67	$(0.90)

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	51,921	66,026	67,261
Assuming Dilution	52,075	66,416	68,022
The accompanying notes are an integral part of the Consolidated Financial Statements.

PROG HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
(In Thousands)	2022	2021	2020
Net Earnings (Loss)	$98,709	$243,557	$(61,465)
Other Comprehensive Loss:
Foreign Currency Translation Adjustment	—	—	(959)
Total Other Comprehensive Loss	—	—	(959)
Comprehensive Income (Loss)	$98,709	$243,557	$(62,424)
The accompanying notes are an integral part of the Consolidated Financial Statements.

PROG HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Treasury Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Shareholders’ Equity
(In Thousands, Except Per Share)	Shares	Amount	Shares	Amount
Balance, January 1, 2020	(24,034)	$(627,940)	90,752	$45,376	$290,229	$2,029,613	$(19)	$1,737,259
Opening Balance Sheet Adjustment - ASC 326	—	—	—	—	—	(6,715)	—	(6,715)
Cash Dividends, $0.165 per share	—	—	—	—	—	(11,194)	—	(11,194)
Stock-Based Compensation	—	—	—	—	41,465	—	—	41,465
Distribution to The Aaron's Company	—	—	—	—	—	(713,861)	978	(712,883)
Reissued Shares	1,005	14,059	—	—	(13,431)	—	—	628
Net Loss	—	—	—	—	—	(61,465)	—	(61,465)
Foreign Currency Translation Adjustment	—	—	—	—	—	—	(959)	(959)
Balance, December 31, 2020	(23,029)	(613,881)	90,752	45,376	318,263	1,236,378	—	986,136
Stock-Based Compensation	—	—	—	—	21,349	—	—	21,349
Reissued Shares	329	6,838	—	—	(7,368)	—	—	(530)
Repurchased Shares	(2,938)	(142,358)	—	—	—	—	—	(142,358)
Tender Offer Shares Repurchased and Retired	—	—	(8,673)	(4,337)	—	(424,409)	—	(428,746)
Net Earnings	—	—	—	—	—	243,557	—	243,557
Balance, December 31, 2021	(25,638)	(749,401)	82,079	41,039	332,244	1,055,526	—	679,408
Stock-Based Compensation	—	—	—	—	17,694	—	—	17,694
Reissued Shares	314	9,372	—	—	(11,124)	—	—	(1,752)
Repurchased Shares	(8,720)	(223,598)	—	—	—	—	—	(223,598)
Net Earnings	—	—	—	—	—	98,709	—	98,709
Balance, December 31, 2022	(34,044)	$(963,627)	82,079	$41,039	$338,814	$1,154,235	$—	$570,461
The accompanying notes are an integral part of the Consolidated Financial Statements.

PROG HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(In Thousands)	2022	2021	2020
OPERATING ACTIVITIES:
Net Earnings (Loss)	$98,709	$243,557	$(61,465)
Adjustments to Reconcile Net Earnings (Loss) to Cash Provided by Operating Activities:
Depreciation of Lease Merchandise	1,757,730	1,820,010	2,163,443
Other Depreciation and Amortization	33,851	33,258	93,814
Provisions for Accounts Receivable and Loan Losses	417,496	242,412	288,206
Stock-Based Compensation	17,521	21,349	41,218
Deferred Income Taxes	(9,199)	15,729	(141,407)
Impairment of Goodwill and Other Assets	10,151	—	470,681
Non-Cash Lease Expense	(1,674)	974	92,277
Other Changes, Net	(7,164)	(7,561)	9,172
Changes in Operating Assets and Liabilities, Net of Effects of Acquisitions and Dispositions:
Additions to Lease Merchandise	(1,889,207)	(2,054,467)	(2,351,064)
Book Value of Lease Merchandise Sold or Disposed	197,489	130,665	317,763
Accounts Receivable	(374,515)	(229,703)	(250,159)
Prepaid Expenses and Other Assets	68	(7,879)	7,753
Income Tax Receivable and Payable	(6,007)	(29,753)	17,066
Operating Lease Right-of-Use Assets and Liabilities	2,999	(1,955)	(109,356)
Accounts Payable and Accrued Expenses	2,227	70,820	39,660
Accrued Regulatory Expense	—	—	(175,000)
Customer Deposits and Advance Payments	(7,996)	(1,495)	3,362
Cash Provided by Operating Activities	242,479	245,961	455,964
INVESTING ACTIVITIES:
Investments in Loans Receivable	(203,600)	(182,204)	(112,596)
Proceeds from Loans Receivable	159,707	132,281	69,358
Outflows on Purchases of Property and Equipment	(9,674)	(9,555)	(64,345)
Proceeds from Property and Equipment	27	78	7,482
Proceeds (Outflows) from Acquisitions of Businesses and Customer Agreements	6	(22,766)	(14,793)
Proceeds from Dispositions of Businesses and Customer Agreements	—	—	359
Cash Used in Investing Activities	(53,534)	(82,166)	(114,535)
FINANCING ACTIVITIES:
(Repayments) Borrowings on Revolving Facility, Net	—	(50,000)	50,000
Proceeds from Debt	—	591,750	5,625
Repayments on Debt	—	—	(347,646)
Acquisition of Treasury Stock	(223,598)	(142,358)	—
Tender Offer Stock Repurchased and Retired	(274)	(428,551)	—
Dividends Paid	—	—	(13,778)
Issuance of Stock Under Stock Option Plans	1,150	4,592	12,362
Shares Withheld for Tax Payments	(2,902)	(5,123)	(11,734)
Debt Issuance Costs	(1,600)	(591)	(3,233)
Transfer of Cash to The Aaron's Company	—	—	(54,150)
Cash Used in Financing Activities	(227,224)	(30,281)	(362,554)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	15
(Decrease) Increase in Cash and Cash Equivalents	(38,279)	133,514	(21,110)
Cash and Cash Equivalents at Beginning of Year	170,159	36,645	57,755
Cash and Cash Equivalents at End of Year	$131,880	$170,159	$36,645
Net Cash Paid During the Year:
Interest Expense	$35,712	$1,452	$10,447
Income Taxes	$62,172	$53,602	$29,000
The accompanying notes are an integral part of the Consolidated Financial Statements.

PROG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1: BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
As described elsewhere in this Annual Report on Form 10-K, the Coronavirus Disease ("COVID-19") pandemic and the rampant increase in inflation has led to significant market uncertainty and disruption and has impacted many aspects of our operations, directly and indirectly. Throughout these notes to the consolidated financial statements, the impacts of the COVID-19 pandemic and inflation on the financial results for the years ended December 31, 2022 and 2021 have been identified under the respective sections. For a discussion of customer payment trends and significant estimates made by management regarding allowances for lease merchandise, accounts receivable, and loans receivable, as well as the impacts COVID-19, inflation, and supply chain disruptions had on generating lease and loan originations during the reportable periods, see Part II, Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations," including the "Macroeconomic and Business Environment," "Results of Operations," "Liquidity and Capital Resources," and Part 1, Item 1A "Risk Factors."
Description of Business
PROG Holdings, Inc. ("we," "our," "us," the "Company," or "PROG Holdings") is a financial technology holding company that provides transparent and competitive payment options to consumers. PROG Holdings has two reportable segments: (i) Progressive Leasing, an in-store, app-based, and e-commerce point-of-sale lease-to-own solutions provider; and (ii) Vive Financial ("Vive"), an omnichannel provider of second-look revolving credit products.
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
On June 25, 2021, the Company completed the acquisition of Four Technologies, Inc. ("Four"), an innovative Buy Now, Pay Later ("BNPL") company that allows shoppers to pay for merchandise through four interest-free installments. Four’s proprietary platform capabilities and its base of customers and retailers expand PROG Holdings’ ecosystem of financial technology offerings by introducing a payment solution that further diversifies the Company's consumer financial technology offerings. Shoppers use Four to purchase furniture, clothing, electronics, health and beauty products, footwear, jewelry, and other consumer goods from retailers across the United States. Four is not a reportable segment for the years ended December 31, 2022 and 2021 as its financial results are not material to the Company's consolidated financial results. See Note 3 for further discussion on the acquisition.
On November 30, 2020, PROG Holdings, Inc. (previously Aaron's Holdings Company, Inc.) completed the separation of its Aaron's Business segment from its Progressive Leasing and Vive segments. The separation was effected through a tax-free distribution of all outstanding shares of common stock of The Aaron's Company, Inc. ("The Aaron's Company") to the PROG Holdings shareholders of record as of the close of business on November 27, 2020 (referred to as the "separation and distribution transaction"). All direct revenues and expenses of the Aaron's Business are presented as discontinued operations for all periods through the separation and distribution date of November 30, 2020. The cash flows related to the Aaron's Business have not been segregated and are included in the consolidated statements of cash flows for the year ended December 31, 2020. With the exception of Note 2, the notes to the consolidated financial statements reflect the continuing operations of PROG Holdings. See Note 2 for additional information regarding discontinued operations.
Basis of Presentation
The preparation of the Company’s consolidated financial statements in conformity with accounting principles generally accepted in the United States ("U.S. GAAP") requires management to make estimates and assumptions that affect the amounts reported in these consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Management does not believe these estimates or assumptions will change significantly in the future absent unidentified and unforeseen events, such as the possible direct or indirect impacts associated with the COVID-19 pandemic, increasing inflation, increasing unemployment rates, and/or a prolonged recession in the United States.

PROG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
All of Progressive Leasing's customer agreements are considered operating leases. The Company maintains ownership of the lease merchandise until all payment obligations are satisfied under the lease ownership agreements. Initial lease payments made by the customer upon lease execution are recognized as deferred revenue and are amortized as lease revenue over the estimated lease term on a straight-line basis. Initial lease payments and other payments collected in advance of being due or earned are recognized as deferred revenue within customer deposits and advance payments in the accompanying consolidated balance sheets. All other customer lease billings are earned prior to the lease payment due date and are recorded net of related sales taxes as earned. Payment due date terms include weekly, bi-weekly, semi-monthly and monthly frequencies. Revenue recorded prior to the payment due date results in unbilled receivables recognized in accounts receivable, net of allowances, in the accompanying consolidated balance sheets. Lease revenues are recorded net of a provision for uncollectible renewal payments.
Initial direct costs related to lease purchase agreements are capitalized as incurred and amortized as operating expense over the estimated lease term. The capitalized costs have been classified within prepaid expenses and other assets in the accompanying consolidated balance sheets.
Interest and Fees on Loans Receivable
Interest and fees on loans receivable is primarily generated from our Vive segment. Vive extends or declines credit to an applicant through its bank partners based upon the applicant’s credit rating and other factors. Qualifying applicants are approved for a specified maximum revolving credit card line to finance their initial purchase and to use in subsequent purchases at the merchant or other participating merchants for an initial 24-month period, which Vive may renew if the cardholder remains in good standing.
Vive acquires the loan receivable from its third-party bank partners at a discount from the face value of the loan. The discount is comprised of a merchant fee discount and a promotional fee discount, if applicable.
The merchant fee discount represents a pre-negotiated, nonrefundable discount that generally ranges from 3% to 25% of the loan face value. The discount is designed to cover the risk of loss related to the portfolio of cardholder charges and Vive’s direct origination costs. The merchant fee discount and origination costs are presented net in the consolidated balance sheets in loans receivable. Cardholders generally have an initial 24-month period that the card is active. The merchant fee discount, net of the origination costs, is amortized on a net basis and is recorded as interest and fees on loans receivable in the consolidated statements of earnings on a straight-line basis over the initial 24-month period. If the loan receivable is paid off or charged off during the 24-month period, the remaining net merchant fee discount is recognized as interest and fees on loans receivable at that time.
The discount from the face value of the loan on the acquisition of the loan receivable from the merchant through the third-party bank partners may also include a promotional fee discount, which generally ranges from 1% to 8%. The promotional fee discount is intended to compensate the holder of the loan receivable (i.e., Vive) for deferred or reduced interest rates that are offered to the cardholder for a specified period on the outstanding loan balance (generally for six, 12 or 18 months). The promotional fee discount is amortized as interest and fees on loans receivable in the consolidated statements of earnings on a straight-line basis over the promotional interest period (i.e., over six, 12 or 18 months, depending on the promotion). If the loan receivable is paid off or charged off prior to the expiration of the promotional period, the remaining promotional fee discount is recognized as interest and fees on loans receivable at that time. The unamortized promotional fee discount is presented net within loans receivable in the consolidated balance sheets.

PROG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Annual fees are charged to cardholders at the commencement of the loan and on each subsequent anniversary date. Annual fees are deferred and recognized into revenue on a straight-line basis over a one-year period. Under the provisions of the credit card agreements, Vive also may assess fees for missed or late payments, which are recognized as revenue in the billing period in which they are assessed if collectibility is reasonably assured. Annual fees and other fees are recognized as interest and fees on loans receivable in the consolidated statements of earnings.
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
The Company records a provision for write-offs using the allowance method. The allowance method for lease merchandise write-offs estimates the merchandise losses incurred but not yet identified by management as of the end of the accounting period based on historical write-off experience. Other qualitative factors, such as current and forecasted customer payment trends, are considered in estimating the allowance. Given the significant uncertainty regarding the impacts of inflation, unemployment rates, and/or the COVID-19 pandemic on our business, a high level of estimation was involved in determining the allowance as of December 31, 2022. Actual lease merchandise write-offs may differ materially from the allowance as of December 31, 2022. If the recent increase in the rate of inflation continues in future periods, or if the current level of inflation does not decrease, such developments may further adversely impact our customers' ability to continue to make payments to the Company. For customer lease agreements that are past due, the Company's policy is to write off lease merchandise after 120 days.
The following table shows the components of the allowance for lease merchandise write-offs, which is included within lease merchandise, net in the consolidated balance sheets:

	Year Ended December 31,
(In Thousands)	2022	2021	2020
Beginning Balance	$54,367	$45,992	$47,362
Net Book Value of Merchandise Written off	(210,160)	(128,031)	(142,830)
Recoveries	8,985	9,422	10,128
Provision for Write-offs	193,926	126,984	131,332
Ending Balance	$47,118	$54,367	$45,992

PROG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Vendor Incentives and Rebates Provided to POS Partners
Progressive Leasing has agreements with some of its POS partners that require additional consideration to be paid to the POS partner, including payments for exclusivity, rebates based on lease volume originations generated through the POS partners, and payments to the POS partners for marketing or other development initiatives to promote additional lease originations through these POS partners. Payments made to POS partners as consideration for them providing exclusivity to Progressive Leasing for lease-to-own transactions with customers of the POS partner are expensed on a straight-line basis over the exclusivity term. Rebates are accrued over the period the POS partner is earning the rebate, which is typically based on quarterly or annual lease origination volumes. Payments made to POS partners for marketing or development initiatives are expensed on a straight-line basis over the period the POS partner is earning the funds or the specified marketing term. Progressive Leasing expensed $27.7 million, $18.0 million, and $13.0 million for such additional consideration to POS partners, for the years ended December 31, 2022, 2021 and 2020, respectively. Expenses related to additional consideration provided to POS partners are classified within operating expenses in the consolidated statements of earnings.
Advertising
The Company expenses advertising costs as incurred. Total advertising costs amounted to $15.8 million, $17.5 million and $6.6 million for the years ended December 31, 2022, 2021 and 2020, respectively, and are classified within operating expenses in the consolidated statements of earnings.
Stock-Based Compensation
The Company has stock-based employee compensation plans, which are more fully described in Note 14 to these consolidated financial statements. The Company estimates the fair value for the options granted on the grant date using a Black-Scholes-Merton option-pricing model. The fair value of each share of restricted stock units ("RSUs"), restricted stock awards ("RSAs") and performance share units ("PSUs") awarded is equal to the market value of a share of the Company’s common stock on the grant date. The Company estimates the fair value of awards issued under the Company's employee stock purchase plan ("ESPP") using a series of Black-Scholes pricing models that consider the components of the "lookback" feature of the plan, including the underlying stock, call option and put option. The design of awards issued under the Company's ESPP is described in more detail in Note 14 to these consolidated financial statements.
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

	Year Ended December 31,
(Shares In Thousands)	2022	2021	2020
Weighted Average Shares Outstanding	51,921	66,026	67,261
Dilutive Effect of Share-Based Awards	154	390	761
Weighted Average Shares Outstanding Assuming Dilution	52,075	66,416	68,022
Approximately 1,410,000, 423,000 and 747,000 weighted-average share-based awards were excluded from the computation of earnings per share assuming dilution during the years ended December 31, 2022, 2021 and 2020, respectively, as the awards would have been antidilutive for the periods presented.
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

PROG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Accounts Receivable
Accounts receivable consist primarily of receivables due from customers of Progressive Leasing and amounted to $64.5 million and $66.3 million, net of allowances, as of December 31, 2022 and 2021, respectively.
The Company maintains an accounts receivable allowance, which primarily relates to its Progressive Leasing operations and, to a lesser extent, receivables from Vive's POS partners. The Company’s policy is to record an allowance for uncollectible renewal payments based on historical collection experience. Other qualitative factors, such as current and forecasted business trends, are considered in estimating the allowance. Given the significant uncertainty regarding the impacts of increasing inflation, unemployment rates, and/or the COVID-19 pandemic on our business, a high level of estimation was involved in determining the allowance as of December 31, 2022. Therefore, actual future accounts receivable write-offs may differ materially from the allowance. If the recent increase in inflation continues in future periods, or if the current level of inflation does not decrease, such developments may further adversely impact certain customers' ability to continue to make payments to the Company. The provision for uncollectible renewal payments is recorded as a reduction of lease revenues and fees within the consolidated statements of earnings. For customer lease agreements that are past due, the Company's policy is to write off lease receivables after 120 days.
Vive's allowance for uncollectible merchant accounts receivable, which primarily relates to cardholder returns and refunds, and is an immaterial amount related to Vive's bad debt expense, is recorded within operating expenses in the consolidated statements of earnings. See below for a discussion of Vive's loans receivable and related allowance for loan losses.
The following table shows the components of the accounts receivable allowance:

	Year Ended December 31,
(In Thousands)	2022	2021	2020
Beginning Balance	$71,233	$56,364	$65,573
Net Book Value of Accounts Written Off	(415,344)	(247,789)	(278,576)
Recoveries	37,111	37,914	46,010
Accounts Receivable Provision	376,264	224,744	223,357
Ending Balance	$69,264	$71,233	$56,364
Loans Receivable, Net
Gross loans receivable primarily represents the principal balances of credit card charges at Vive's participating merchants that remain due from cardholders, plus unpaid interest and fees due from cardholders. The allowance and unamortized fees represent uncollectible amounts; merchant fee discounts, net of capitalized origination costs; promotional fee discounts; and deferred annual card fees. Loans receivable, net, also includes $5.3 million and $1.5 million of outstanding receivables from customers of Four as of December 31, 2022 and 2021, respectively.
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
Expected lifetime losses on loans receivable are recognized upon loan acquisition, which requires the Company to make its best estimate of probable lifetime losses at the time of acquisition. Vive's credit card loans do not have contractually stated maturity dates, which requires the Company to estimate an average life of loan by analyzing historical payment trends to determine an expected remaining life of the loan balance. The Company segments its loans receivable portfolio into homogenous pools by Fair Isaac and Company ("FICO") score and by delinquency status and evaluates loans receivable collectively for impairment when similar risk characteristics exist.

PROG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company calculates Vive's allowance for loan losses based on internal historical loss information and incorporates observable and forecasted macroeconomic data over a twelve-month reasonable and supportable forecast period. Incorporating macroeconomic data could have a material impact on the measurement of the allowance to the extent that forecasted data changes significantly, such as higher forecasted inflation and unemployment rates, and the observed significant market volatility associated with the COVID-19 pandemic. For any periods beyond the twelve-month reasonable and supportable forecast period described above, the Company reverts to using historical loss information on a straight-line basis over a period of six months and utilizes historical loss information for the remaining life of the portfolio. The Company may also consider other qualitative factors in estimating the allowance, as necessary. For the purposes of determining the allowance as of December 31, 2022, management considered other qualitative factors such as the unfavorable impact of the rapid increase in the rate of inflation in recent months and the beneficial impact of government stimulus measures to the Company's customer base in 2020 and 2021 that were not fully factored into the macroeconomic forecasted data and resulted in internal historical loss rates incorporated in Vive's baseline allowance estimate being lower than current forecasted loss rates. We believe those stimulus measures may have contributed to the favorable cardholder payment trends experienced at Vive in 2020 and 2021. The allowance for loan losses is maintained at a level considered appropriate to cover expected future losses of principal, interest and fees on active loans in the loans receivable portfolio. The appropriateness of the allowance is evaluated at each period end. If the recent increase in inflation continues in future periods, such a development may adversely impact certain customers' ability to continue to make payments to the Company. To the extent that actual results differ from estimates of uncollectible loans receivable, including the significant uncertainties caused by rapidly increasing inflation, forecasted higher unemployment rates, and/or the COVID-19 pandemic, the Company's results of operations and liquidity may be materially affected.
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
Vive extends or declines credit to an applicant through its bank partners based upon the applicant’s credit rating and other factors. Below is a summary of the credit quality of the Company’s loan portfolio as of December 31, 2022 and 2021 by FICO score as determined at the time of loan origination:

	December 31,
FICO Score Category	2022	2021
600 or Less	6.9%	7.7%
Between 600 and 700	75.4%	78.0%
700 or Greater	13.4%	12.7%
No Score Identified	4.3%	1.6%
Property and Equipment
The Company records property and equipment at cost. Depreciation and amortization are computed on a straight-line basis over the estimated useful lives of the respective assets, which range from three to 12 years for leasehold improvements and from one to seven years for other depreciable property and equipment.
Costs incurred to develop software for internal use are capitalized and amortized over the estimated useful life of the software, which ranges from five to 10 years. The Company develops software for use in its Progressive Leasing, Vive, and Four operations and related to other strategic initiatives. The Company uses an agile development methodology in which feature-by-feature updates are made to its software. Certain costs incurred during the application development stage of an internal-use software project are capitalized when management, with the relevant authority, authorizes and commits to funding a feature update and it is probable that the project will be completed and the software will be used to perform the function intended. Capitalization of costs ceases when the feature update is substantially complete and ready for its intended use. All costs incurred during preliminary project and post-implementation project stages are expensed. Generally, the life cycle for each feature update implementation is one month.
Gains and losses related to dispositions and retirements are recognized as incurred. Maintenance and repairs are also expensed as incurred, and leasehold improvements are capitalized and amortized over the lesser of the lease term or the asset's useful life. Depreciation expense for property and equipment is included in operating expenses in the accompanying consolidated

PROG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
statements of earnings and was $11.0 million, $11.0 million and $9.7 million during the years ended December 31, 2022, 2021 and 2020, respectively. Amortization of previously capitalized internal use software development costs, which is a component of depreciation expense for property and equipment, was $5.5 million, $4.9 million and $3.4 million during the years ended December 31, 2022, 2021 and 2020, respectively.
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
Prepaid Expenses and Other Assets
Prepaid expenses and other assets consist of the following:

	December 31,
(In Thousands)	2022	2021
Prepaid Expenses	$18,845	$18,223
Prepaid Lease Merchandise	10,134	10,100
Prepaid Software Expenses	7,022	7,102
Unamortized Initial Direct Costs on Lease Agreement Originations	6,016	5,326
Other Assets	6,464	7,446
Prepaid Expenses and Other Assets	$48,481	$48,197
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
As of September 30, 2022, the Company determined the Four goodwill was partially impaired and recorded an impairment of goodwill of $10.2 million during the third quarter of 2022. The Company engaged a third-party valuation firm to assist with the interim goodwill impairment test for the Four reporting unit. This included an assessment of the Four reporting unit's fair value relative to the carrying value that was derived using a market approach. The market approach, which includes the guideline public company method, utilized pricing multiples derived from an analysis of other publicly traded companies that operate in the BNPL industry. We believe the comparable companies we evaluate as marketplace participants serve as an appropriate reference when calculating fair value because those companies have similar risks, participate in similar markets, provide similar products and services for their customers and compete with Four directly. The Company completed its annual goodwill impairment test of Four as of October 1, 2022 and concluded that no additional impairment had occurred. As of December 31, 2022, Four's goodwill balance was $7.3 million. Additional goodwill impairment charges may occur in future periods if the Company fails to execute on one or more elements of Four's strategic plan, Four's actual or projected results are unfavorable compared to the current forecasted operating results, and/or there are further declines in the BNPL peer market multiples.

PROG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company completed its annual goodwill impairment test for Progressive Leasing as of October 1, 2022 and concluded that no impairment had occurred. The Company determined that there were no events that occurred or circumstances that changed during the fourth quarter of 2022 that would more likely than not reduce the fair value of Progressive Leasing or Four below their carrying amounts.
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
Indefinite-lived intangible assets are not amortized but are subject to an impairment test annually and when events or circumstances indicate that impairment may have occurred. The Company performs the impairment test for its indefinite-lived intangible assets on October 1 in conjunction with its annual goodwill impairment test. The Company completed its indefinite-lived intangible asset impairment test as of October 1, 2022 and concluded that no impairment had occurred.
Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consist of the following:

	December 31,
(In Thousands)	2022	2021
Accounts Payable	$14,386	$13,741
Accrued Salaries and Benefits	21,366	25,861
Accrued Sales and Personal Property Taxes	13,517	14,851
Income Taxes Payable	1,287	2,782
Uncertain Tax Positions[1]	51,110	48,451
Accrued Vendor Rebates	9,320	9,109
Other Accrued Expenses and Liabilities	24,039	21,159
Accounts Payable and Accrued Expenses	$135,025	$135,954
1 The uncertain tax positions as of December 31, 2022 and 2021 are primarily related to the Company’s tax treatment of the $175.0 million settlement payment made in 2020 to the FTC as discussed in Note 10 and Note 11.
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

PROG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
In March 2022, the FASB issued ASU 2022-02, Financial Instruments - Credit Losses, Troubled Debt Restructurings and Vintage Disclosures. ASU 2022-04 eliminates the accounting guidance for troubled debt restructurings by creditors while enhancing disclosure requirements for certain restructurings by creditors when a borrower is experiencing financial difficulty. In addition, the amendments require disclosure of current period gross write-offs for financing receivables by year of origination in the vintage disclosures. ASU 2022-02 is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years for entities. The Company has elected to early adopt this standard for the year ended December 31, 2022. The adoption of this update did not have a material impact to the financial statements; however, the Company enhanced its vintage disclosure to include the current period gross write-offs by year of origination within Note 7.
Pending Adoption
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform: Facilitation of the Effects of Reference Rate Reform on Financial Reporting ("ASU 2020-04"). The standard provides temporary guidance to ease the potential burden in accounting for reference rate reform primarily resulting from the discontinuation of the London Interbank Overnight Rate ("LIBOR") or another reference rate expected to be discontinued. Entities may apply the provisions of the new standard as of the beginning of the reporting period when the election is made. The provisions of this update have been extended to December 31, 2024, when the reference rate replacement activity is expected to have completed. The Company's Revolving Facility currently references LIBOR for determining interest payable on outstanding borrowings. The amendments in ASU 2020-04 are elective and apply to all entities that have contracts referencing LIBOR. The new guidance provides an expedient which simplifies accounting analyses under current U.S. GAAP for contract modifications if the change is directly related to a change from LIBOR to a new interest rate index. The Company plans to amend the Revolving Facility agreement to change the reference rate from LIBOR to the Secured Overnight Financing Rate ("SOFR"). The Company does not expect the adoption of ASU 2020-04 to have a material impact to the Company's consolidated financial statements or to any key terms of the Revolving Facility other than the discontinuation of LIBOR.

PROG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 2: DISCONTINUED OPERATIONS
Separation and Distribution of the Aaron’s Business Segment
As discussed in Note 1 above, on November 30, 2020, PROG Holdings completed the separation and distribution of its Aaron's Business segment, and the requirements for the presentation of Aaron's Business as a discontinued operation were met on that date. Accordingly, all direct revenues and expenses of the Aaron's Business operations have been classified within discontinued operations, net of income tax, within the consolidated statements of earnings for all periods through the separation and distribution date of November 30, 2020. Corporate overhead costs previously reported as expenses of the Aaron’s Business segment did not qualify for classification within discontinued operations and have been classified as expenses within continuing operations for all periods presented through the separation and distribution date of November 30, 2020. The following table summarizes the major classes of line items constituting loss from the Aaron's Business segment, which are included within the loss from discontinued operations, net of income tax, in the consolidated statements of earnings and the operating and investing cash flows of the discontinued operations.

11 Months Ended November 30,
(In Thousands)	2020
Revenues	$1,591,217
Operating Loss	(381,244)
Loss from Discontinued Operations Before Income Tax[1]	(393,415)
Income Tax Benefit from Discontinued Operations	(98,323)
Loss from Discontinued Operations, Net of Income Tax	$(295,092)

Cash Flows:
Cash Provided by Operating Activities - Discontinued Operations	$193,319
Cash Used in Investing Activities - Discontinued Operations	$(64,508)
1Loss from Discontinued Operations Before Income Tax reflects a $446.9 million goodwill impairment loss related to the Aaron's Business segment, $36.5 million of third-party transaction costs related to the separation and distribution transaction, $14.7 million related to a sales and marketing early termination fee, and a $4.1 million loss on debt extinguishment.
In order to facilitate an effective separation and distribution, the Company entered into several agreements with The Aaron's Company, which govern the nature of the relationship between and responsibilities of the two companies following the separation. No changes were made to any of the agreements. Payments and expense reimbursements for transition services were not material during the years ended December 31, 2022, 2021 and 2020.
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
The amounts of revenue and loss before income taxes of Four are included in the Company's consolidated statements of earnings from the date of acquisition. Four generated revenues of $3.1 million and losses before income taxes of $24.4 million during the year ended December 31, 2022. Four's results of operations were not material to the Company's 2021 consolidated financial results. Additionally, the pro forma impacts on the Company's revenues and earnings as if the acquisition occurred on January 1, 2020 were not material.

PROG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table provides the fair values of the identifiable assets acquired and liabilities assumed as of the acquisition date:

(In Thousands)	Final Amounts Recognized as of Acquisition Date
Aggregate Purchase Price	$22,694
Fair Value of Identifiable Assets Acquired and Liabilities Assumed
Cash and Cash Equivalents	334
Loans Receivable	609
Property, Plant and Equipment	198
Other Intangibles	5,173
Prepaid Expenses and Other Assets	39
Total Identifiable Assets Acquired	6,353
Accounts Payable and Accrued Expenses	(232)
Deferred Income Tax Liability	(838)
Total Liabilities Assumed	(1,070)
Goodwill	17,411
Net Assets Acquired	$22,694
The intangible assets attributable to the acquisition are comprised of the following:

	Fair Value (In Thousands)	Weighted Average Life (In Years)
Acquired Technology	$4,000	5.0
Trade Name	587	5.0
Merchant Relationships	586	2.0
Total Acquired Intangibles Assets[1]	$5,173
1Acquired definite-lived intangible assets have a total weighted average life of 4.7 years.
The fair value measurements for acquired intangible assets were based on significant unobservable inputs (level 3) developed using company-specific information. Goodwill consists of the excess of the estimated purchase price over the fair value of the net assets acquired and represents the Company's ability to provide a BNPL product to PROG Holdings' existing base of retailers, merchants and customers. The value of goodwill is not tax deductible.
The Company incurred $0.6 million of acquisition-related costs in connection with the acquisition during the year ended December 31, 2021. These costs were included in operating expenses in the consolidated statements of earnings.

PROG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 4: GOODWILL AND INTANGIBLE ASSETS
Indefinite-Lived Intangible Assets
The following table summarizes information related to indefinite-lived intangible assets at December 31:

	December 31,
(In Thousands)	2022	2021
Trade Name	$53,000	$53,000
Goodwill	296,061	306,212
Indefinite-lived Intangible Assets	$349,061	$359,212
The following table provides information related to the carrying amount of the Company's goodwill by reporting unit:

(In Thousands)	Progressive Leasing	Four	Total
Balance at January 1, 2021	$288,801	$—	$288,801
Acquisitions	—	17,411	17,411
Balance at December 31, 2021	288,801	17,411	306,212
Impairment of Goodwill[1]	—	(10,151)	(10,151)
Balance at December 31, 2022	$288,801	$7,260	$296,061
1 As of September 30, 2022, the Company determined the Four goodwill was partially impaired and recorded an impairment of goodwill of $10.2 million during the third quarter of 2022. For further details regarding the impairment, see Note 1.
Definite-Lived Intangible Assets
The following table summarizes information related to definite-lived intangible assets at December 31:

	2022			2021
(In Thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Acquired Internal-Use Software	$14,000	$(14,000)	$—	$14,000	$(14,000)	$—
Technology	72,550	(61,262)	11,288	72,550	(53,862)	18,688
Merchant Relationships	181,586	(131,874)	49,712	181,586	(116,498)	65,088
Other Intangibles[1]	587	(176)	411	587	(58)	529
Total	$268,723	$(207,312)	$61,411	$268,723	$(184,418)	$84,305
1 Other intangibles consists of the Four trade name.
Total amortization expense of definite-lived intangible assets included in operating expenses in the accompanying consolidated statements of earnings (loss) was $22.9 million, $22.3 million and $22.1 million during the years ended December 31, 2022, 2021 and 2020, respectively. As of December 31, 2022, estimated future amortization expense for the next five years related to definite-lived intangible assets is as follows:

(In Thousands)
2023	$22,747
2024	17,889
2025	16,001
2026	4,774
2027	—

PROG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 5: FAIR VALUE MEASUREMENT
Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table summarizes financial liabilities measured at fair value on a recurring basis:

	December 31, 2022			December 31, 2021
(In Thousands)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Deferred Compensation Liability	$—	$2,185	$—	$—	$2,423	$—
The Company maintains the PROG Holdings, Inc. Deferred Compensation Plan as described in Note 16 to these consolidated financial statements, which is an unfunded, nonqualified deferred compensation plan for a select group of management, highly compensated employees and non-employee directors. The liability is recorded in accounts payable and accrued expenses in the consolidated balance sheets. The liability represents benefits accrued for plan participants and is valued at the quoted market prices of the participants’ investment elections, which consist of equity and debt "mirror" funds. As such, the Company has classified the deferred compensation liability as a Level 2 liability.
Financial Assets and Liabilities Not Measured at Fair Value for Which Fair Value is Disclosed
Vive's loans receivable are measured at amortized cost, net of an allowance for loan losses and unamortized fees in the consolidated balance sheets. In estimating fair value for Vive's loans receivable, the Company utilized a discounted cash flow methodology. The Company used various unobservable inputs reflecting its own assumptions, such as contractual future principal and interest cash flows, future loss rates, and discount rates (which consider current interest rates and are adjusted for credit risk, among other factors).
Four's loans receivable, net of an allowance for loan losses and unamortized fees, are included within loans receivable, net in the consolidated balance sheets and approximated fair value based on a discounted cash flow methodology.
On November 26, 2021, the Company entered into an indenture in connection with its offering of $600 million aggregate principal amount of its senior unsecured notes due 2029 (the "Senior Notes"). The Senior Notes are carried at amortized cost in the consolidated balance sheets and are measured at fair value for disclosure purposes. The fair value of the Senior Notes was estimated based on quoted market prices in less active markets and has been classified as Level 2 in the fair value hierarchy.
The following table summarizes the fair value of the Company's debt and the loans receivable held by Vive and Four:

	December 31, 2022			December 31, 2021
(In Thousands)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Senior Notes	$—	$481,320	$—	$—	$616,080	$—
Loans Receivable, Net	$—	$—	$165,690	$—	$—	$157,070
NOTE 6: PROPERTY AND EQUIPMENT
The following is a summary of the Company’s property and equipment:

	December 31,
(In Thousands)	2022	2021
Leasehold Improvements	$10,910	$12,115
Fixtures, Equipment and Vehicles	32,722	34,066
Internal-Use Software	31,163	22,692
Internal-Use Software - In Development	1,868	2,869
Property and Equipment, Gross	76,663	71,742
Less: Accumulated Depreciation and Amortization[1]	(52,811)	(46,094)
Property and Equipment, Net	$23,852	$25,648
1Accumulated amortization of internal-use software development costs amounted to $17.8 million and $12.3 million as of December 31, 2022 and 2021, respectively.

PROG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 7: LOANS RECEIVABLE
The following is a summary of the Company’s loans receivable, net:

	December 31,
(In Thousands)	2022	2021
Loans Receivable, Gross	$184,601	$172,615
Unamortized Fees	(11,207)	(12,511)
Loans Receivable, Amortized Cost	173,394	160,104
Allowance for Loan Losses	(42,428)	(40,789)
Loans Receivable, Net of Allowances and Unamortized Fees[1]	$130,966	$119,315
1 Loans Receivable, Net of Allowances and Unamortized Fees attributable to Four was $5.3 million and $1.5 million as of December 31, 2022 and 2021, respectively.
The table below presents credit quality indicators of the amortized cost of the Company's loans receivable by origination year:

As of December 31, 2022 (In Thousands)	2022	2021 and Prior	Revolving Loans	Total
FICO Score Category:
600 or Less	$—	$—	$12,127	$12,127
Between 600 and 700	—	—	131,112	131,112
700 or Greater	—	—	22,581	22,581
No Score Identified	7,574	—	—	7,574
Total Amortized Cost	$7,574	$—	$165,820	$173,394

Current Period Gross Charge-offs	$4,411	$—	$39,568	$43,979
Included in the table below is an aging of the loans receivable, gross balance:

(Dollar Amounts in Thousands)	December 31,
Aging Category	2022	2021
30-59 Days Past Due	6.6%	6.3%
60-89 Days Past Due	3.5%	3.1%
90 or More Days Past Due	5.1%	4.0%
Past Due Loans Receivable	15.2%	13.4%
Current Loans Receivable	84.8%	86.6%
Balance of Credit Card Loans on Nonaccrual Status	$4,436	$3,527
Balance of Loans Receivable 90 or More Days Past Due and Still Accruing Interest and Fees	$—	$—
The table below presents the components of the allowance for loan losses:

	Year Ended December 31,
(In Thousands)	2022	2021
Beginning Balance	$40,789	$42,127
Provision for Loan Losses	41,232	17,668
Charge-offs	(43,979)	(22,881)
Recoveries	4,386	3,875
Ending Balance	$42,428	$40,789

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
Operating lease costs are recorded on a straight-line basis within operating expenses in the consolidated statements of earnings. The Company did not have any subleases in which it remained as the primary obligor during 2022 or 2021 and currently does not anticipate receiving any future sublease receipts. The Company’s total operating lease cost is comprised of the following:

	Year Ended December 31,
(In Thousands)	2022	2021
Operating Lease cost:
Operating Lease cost classified within Operating Expenses[1]	$4,239	$4,753
Total Operating Lease cost:	$4,239	$4,753
1 Short-term and variable lease expenses were not significant during the years ended December 31, 2022 and 2021. Short-term lease expense is defined as leases with a lease term of greater than one month, but not greater than 12 months.
Additional information regarding the Company’s leasing activities as a lessee is as follows:

	Year Ended December 31,
(In Thousands)	2022	2021
Cash Paid for amounts included in measurement of Lease Liabilities:
Operating Cash Flows for Operating Leases	$5,913	$5,710
Total Cash paid for amounts included in measurement of Lease Liabilities	5,913	5,710
Right-of-Use Assets obtained in exchange for new Operating Lease Liabilities	711	35
Supplemental balance sheet information related to leases is as follows:

		December 31,
(In Thousands)	Balance Sheet Classification	2022	2021
Assets
Total Lease Assets[1]	Operating Lease Right-of-Use Assets	$11,875	$17,488
Liabilities
Total Lease Liabilities	Operating Lease Liabilities	$21,122	$25,410
1 Operating lease right-of-use assets as of December 31, 2022 reflects impairment charges of $2.9 million that were recorded as part of the restructuring activities initiated during 2022. For further details related to the restructuring activities, see Note 12.
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

PROG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company uses its incremental borrowing rate as the discount rate for its leases, as the implicit rate in the lease is not readily determinable. Below is a summary of the weighted-average discount rate and weighted-average remaining lease term for the Company’s operating leases:

	December 31,
	2022		2021
	Weighted Average Discount Rate	Weighted Average Remaining Lease Term (in years)	Weighted Average Discount Rate	Weighted Average Remaining Lease Term (in years)
Operating Leases	3.4%	3.9	3.4%	4.8
Under the short-term lease exception provided within ASC 842, the Company does not record a lease liability or right-of-use asset for any leases that have a lease term of 12 months or less at commencement. Below is a summary of undiscounted operating lease liabilities that have initial terms in excess of one year as of December 31, 2022. The table also includes a reconciliation of the future undiscounted cash flows to the present value of operating lease liabilities included in the consolidated balance sheets.

(In Thousands)	Total
2023	$5,848
2024	5,674
2025	4,512
2026	3,911
2027	2,672
Thereafter	—
Total Undiscounted Cash Flows	22,617
Less: Interest	(1,495)
Present Value of Lease Liabilities	$21,122
NOTE 9: INDEBTEDNESS
Below is a summary of the Company's debt, net of applicable unamortized debt issuance costs:

	December 31,
(In Thousands)	2022	2021
Senior Unsecured Notes, 6.000%, due November 2029	$600,000	$600,000
Revolving Facility Outstanding[1]	—	—
Less: Unamortized Debt Issuance Costs	(9,034)	(10,346)
Total Debt, Net of Unamortized Debt Issuance Costs	$590,966	$589,654
1 Unamortized debt issuance costs related to the Revolving Facility were $1.3 million and $1.7 million as of December 31, 2022 and 2021, respectively. These amounts were included within prepaid expenses in the consolidated balance sheets.
Senior Unsecured Notes
On November 26, 2021, the Company entered into an indenture with the guarantors party thereto and U.S. Bank National Association, as trustee, in connection with the Company’s offering of $600 million aggregate principal amount of its 6.00% senior unsecured notes due 2029. The Senior Notes were issued at 100.0% of their par value. The Senior Notes are general unsecured obligations of the Company and are guaranteed by certain of the Company’s existing and future domestic subsidiaries.
The Senior Notes bear an annual interest rate of 6.00% and interest payments are payable semi-annually on May 15 and November 15 of each year, which commenced on on May 15, 2022. The Senior Notes will mature on November 15, 2029.
The net proceeds from the Senior Notes were used to fund the purchase price, and related fees and expenses, of the Company’s tender offer to purchase $425 million of the Company’s common stock in 2021 as discussed in Note 13. The remaining proceeds were used for additional share repurchases during the year ended December 31, 2022.

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
Revolving Facility
On November 24, 2020, the Company entered into a credit agreement with a consortium of lenders providing for a $350.0 million senior unsecured revolving credit facility (the "Revolving Facility"), under which revolving borrowings became available at the completion of the separation and distribution transaction, and under which all borrowings and commitments will mature or terminate on November 24, 2025. The Company expects that the Revolving Facility will be used to provide for working capital and capital expenditures, to finance future permitted acquisitions, and for other general corporate purposes. The Company incurred $2.2 million of lender and legal fees related to the Revolving Facility, which were recorded within prepaid expenses and other assets in the consolidated balance sheets and will be deferred and amortized through the maturity date. The Company had no outstanding borrowings under the Revolving Facility as of December 31, 2022.
The Company is a guarantor of the Revolving Facility with Progressive Finance Holdings, LLC, a wholly-owned subsidiary of the Company, as borrower. The Revolving Facility includes (i) a $20.0 million sublimit for the issuance of letters of credit on customary terms and (ii) a $25.0 million sublimit for swingline loans on customary terms. The Company will have the right from time to time to request to increase the size of the Revolving Facility or add certain incremental revolving or term loan facilities (the "Incremental Facilities") in minimum amounts to be agreed upon. The aggregate principal amount of all such Incremental Facilities may not exceed $300.0 million. Borrowings under the Revolving Facility bear interest at a rate per annum equal to, at our option, (i) LIBOR plus a margin within the range of 1.50% to 2.50% for revolving loans, based on total leverage, or (ii) the base rate plus the applicable margin, which will be 1.00% lower than the applicable margin for LIBOR loans. The agreement governing the Revolving Facility also contains language allowing for the substitution of interest rates based on the Secured Overnight Financing Rate ("SOFR") once LIBOR ceases being published, which is expected to occur in 2023.
The Company pays a commitment fee on unused balances, which ranges from 0.20% to 0.35% as determined by the Company's ratio of total net debt to EBITDA as defined by the Revolving Facility. As of December 31, 2022, the amount available under the Revolving Facility was $350 million.
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

PROG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Revolving Facility discussed above contains financial covenants, which include requirements that the Company maintain ratios of (i) total net debt to EBITDA as defined by the Revolving Facility of no more than 2.50:1.00 and (ii) consolidated interest coverage of no less than 3.00:1.00. The Company will be in default under the Revolving Facility agreement if it fails to comply with these covenants, and all borrowings outstanding may become due immediately. Additionally, under the Revolving Facility agreement, if the total net debt to EBITDA as defined by the Revolving Facility agreement exceeds 1.25, the revolver becomes fully secured for the remaining duration of the Revolving Facility term. As of June 30, 2022 the Company exceeded the 1.25 total net debt to EBITDA ratio and the Revolving Facility became fully secured. Under the Revolving Facility, the Company may pay cash dividends in any year so long as, after giving pro forma effect to the dividend payment, the Company maintains compliance with its financial covenants and no event of default has occurred or would result from the payment.
At December 31, 2022, the Company was in compliance with all covenants related to its debt.
Below is a summary of future principal maturities due as of December 31, 2022:

(In Thousands)
2023	$—
2024	—
2025	—
2026	—
2027	—
Thereafter	600,000
Total	$600,000

PROG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 10: INCOME TAXES
The following is a summary of the Company’s income tax expense from continuing operations:

	Year Ended December 31,
(In Thousands)	2022	2021	2020
Current Income Tax Expense:
Federal	$46,411	$50,240	$(15,895)
State	12,155	18,678	16,219
Foreign	168	—	—
	58,734	68,918	324
Deferred Income Tax (Benefit) Expense:
Federal	(10,498)	16,852	37,132
State	1,497	(1,123)	493
Foreign	(198)	—	—
	(9,199)	15,729	37,625
Income Tax Expense	$49,535	$84,647	$37,949
Significant components of the Company’s deferred income tax liabilities and assets are as follows:

	December 31,
(In Thousands)	2022	2021
Deferred Income Tax Liabilities:
Property and Equipment	$232	$244
Goodwill and Other Intangibles	949	1,046
Investment in Partnership	161,499	170,568
Operating Lease Right-of-Use Assets	271	421
Total Deferred Income Tax Liabilities	162,951	172,279
Deferred Income Tax Assets:
Accrued Liabilities	10,420	10,415
Advance Payments	33	—
Operating Lease Liabilities	382	440
Other, Net	23,598	20,476
Total Deferred Income Tax Assets	34,433	31,331
Less: Valuation Allowance	(5,788)	(2,557)
Net Deferred Income Tax Liabilities	$134,306	$143,505

PROG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company’s effective tax rate from continuing operations differs from the statutory United States Federal income tax rate as follows:

	Year Ended December 31,
	2022	2021	2020
Statutory Rate	21.0%	21.0%	21.0%
Increases (Decreases) in United States Federal Taxes
Resulting From:
State Income Taxes, Net of Federal Income Tax Benefit	5.0	3.8	4.6
Non-deductible Goodwill Impairment	1.4	—	—
NOL Carryback under CARES Act	—	—	(13.1)
Other Permanent Differences	0.6	—	(1.0)
Deferred Tax Adjustments	0.7	—	1.1
Valuation Allowance	2.2	—	—
Current Uncertain Tax Position Expense	2.2	0.7	(0.3)
Shortfall in Stock-based Compensation	1.0	—	—
Other, Net	(0.7)	0.3	1.7
Effective Tax Rate	33.4%	25.8%	14.0%
The Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") was enacted on March 27, 2020 in the United States. As a result of the CARES Act legislation, the Company elected to carryback its 2018 net operating losses of $242.2 million to 2013, thus generating a refund of $84.4 million, which was received in July 2020, and an income tax benefit of $34.2 million which was reported within continuing operations in 2020. Vive filed a separate federal return from the Company and has also elected to carryback its 2018 and 2019 net operating losses of $5.4 million and $5.2 million respectively, to 2013 and 2014, thus generating a refund of $1.8 million in 2020, $0.5 million in 2021, and an estimated refund of $1.3 million anticipated to be received in 2023. The tax benefit related to the carryback of the net operating losses is the result of the federal income tax rate differential between the current statutory rate of 21% and the 35% rate applicable to 2013 and 2014.
At December 31, 2022, the Company had $2.1 million of tax-effected state net operating loss carryforwards and $3.4 million of state tax credit carryforwards, which will both begin to expire in 2023 and 2024, respectively. The valuation allowance increased during the year primarily related to state attributes that may expire before utilization.
The Company files a federal consolidated income tax return in the United States, and the separate legal entities file in various states. With few exceptions, the Company is no longer subject to federal, state and local tax examinations by tax authorities for years before 2019.
In connection with the separation and distribution of The Aaron's Company, we entered into various agreements that govern the relationship between the parties going forward, including a tax matters agreement. Under the tax matters agreement, the Company is generally responsible for all additional taxes (and will be entitled to all related refunds of taxes) imposed on The Aaron's Company and its subsidiaries arising after the separation date with respect to the taxable periods ended on or prior to November 30, 2020.
Uncertain Tax Positions
The following table summarizes the activity related to the Company’s uncertain tax positions:

	Year Ended December 31,
(In Thousands)	2022	2021	2020
Balance at January 1,	$46,750	$2,748	$3,699
Additions Based on Tax Positions Related to the Current Year	850	44,816	26
Additions for Tax Positions of Prior Years	—	21	220
Prior Year Reductions	—	(1)	(108)
Statute Expirations	(607)	(692)	(1,053)
Settlements	(586)	(142)	(36)
Balance at December 31,	$46,407	$46,750	$2,748

PROG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2022 and 2021, uncertain tax positions (inclusive of accrued interest) were $51.1 million and $48.5 million, respectively, and are included within accounts payable and accrued expenses in the consolidated balance sheets. The increase is primarily driven by the Company’s tax treatment of its settlement with the Federal Trade Commission ("FTC").
In December 2019, Progressive Leasing reached an agreement in principle with the staff of the FTC with respect to a tentative settlement to resolve the FTC inquiry received by the Company in July 2018, under which Progressive Leasing agreed to pay $175.0 million. At the time of the agreement, the Company treated the tentative settlement as a non-deductible regulatory charge for tax purposes and recognized tax expense.
The $175.0 million settlement was finalized and paid to the FTC in 2020. Prior to filing the Company’s 2020 income tax return, it was determined there is a reasonable basis for deducting the settlement amount on the return. However, the tax position does not meet the more-likely-than-not recognition standard and no tax benefit has been recognized in the current period. As a result, the Company has reclassified $44.7 million from taxes payable, previously recognized in December 2019, to an uncertain tax position as of September 30, 2021. Additionally, the Company has recognized the accrued interest related to the uncertain tax position as a component of income tax expense in accordance with the Company's accounting policy. As of December 31, 2022 and 2021, the amount of accrued interest related to the FTC settlement was $4.5 million and $1.6 million, respectively.
As of December 31, 2022 and 2021, the amount of uncertain tax benefits that, if recognized, would affect the effective tax rate is $48.1 million and $46.1 million, respectively, including interest and penalties.
During the years ended December 31, 2022 and 2021 the Company recognized a net expense of $3.0 million and $1.5 million, respectively, related to penalties and interest. The net expense related to penalties and interest in 2020 was immaterial. The Company had $4.7 million and $1.7 million of accrued interest and penalties at December 31, 2022 and 2021, respectively. The Company recognizes potential interest and penalties related to uncertain tax benefits as a component of income tax expense.
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
At December 31, 2022 and 2021, the Company had accrued $0.6 million and an immaterial amount, respectively for pending legal and regulatory matters for which it believes losses are probable and the amount of the loss can be reasonably estimated. The Company records its best estimate of the loss to legal and regulatory liabilities in accounts payable and accrued expenses in the consolidated balance sheets. The Company estimates the aggregate range of reasonably possible loss in excess of accrued liabilities for such probable loss contingencies is immaterial. Those matters for which a probable loss cannot be reasonably estimated are not included within the estimated ranges.
At December 31, 2022, the Company estimated that the aggregate range of loss for all material pending legal and regulatory proceedings for which a loss is reasonably possible, but less likely than probable (i.e., excluding the contingencies described in the preceding paragraph), is immaterial. Those matters for which a reasonable estimate is not possible are not included within estimated ranges and, therefore, the estimated ranges do not represent the Company’s maximum loss exposure. The Company’s estimates for legal and regulatory accruals, aggregate probable loss amounts and reasonably possible loss amounts, are all subject to the uncertainties and variables described above.
Regulatory Inquiries
In July 2018, the Company received civil investigative demands ("CIDs") from the FTC regarding disclosures related to lease-to-own and other financial products offered by the Company through the Aaron's Business and Progressive Leasing and

PROG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
whether such disclosures violate the Federal Trade Commission Act (the "FTC Act"). Although we believe such disclosures were in compliance with the FTC Act and have not admitted to any wrongdoing, the Company entered into a court-approved consent order with the FTC in April 2020, which, among other matters, requires Progressive to enhance certain compliance-related activities, including monitoring, disclosure and reporting requirements. In addition, the Company paid the $175.0 million settlement amount to the FTC in April 2020. The Company recognized $0.8 million of insurance recoveries during the year ended December 31, 2020 associated with certain legal fees incurred in connection with the FTC matter.
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
Litigation Matters
In Stein v. Aaron's, Inc., et. al., filed in the United States District Court for the Southern District of New York on February 28, 2020, the plaintiff alleged that from March 2, 2018 through February 19, 2020, the Company made certain misleading public statements about the Company's business, operations, and prospects. The allegations underlying the lawsuit principally related to the FTC's inquiry into disclosures regarding lease-to-own and other financial products offered by the Company through its historical Aaron's Business and Progressive Leasing segments. The United States District Court for the Northern District of Georgia, the Court to whom the case was transferred, granted the Company's motion to dismiss the case on September 29, 2022. The plaintiff has agreed that it will not appeal the matter and the Company has agreed that it will not pursue attorneys' fees and costs from the plaintiff. The Court entered a judgment dismissing the action on October 20, 2022.
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
Other Contingencies
At December 31, 2022, the Company had non-cancelable commitments primarily related to certain consulting and information technology services agreements, software licenses, hardware and software maintenance, and minimum contractually required customer loan amounts to be originated through and acquired from Vive's third-party federally insured banks of $32.2 million. Payments under these commitments are scheduled to be $16.2 million in 2023, $9.7 million in 2024, $5.9 million in 2025, and $0.4 million in 2026, with no amounts committed thereafter.
Management regularly assesses the Company’s insurance deductibles, monitors the Company’s litigation and regulatory exposure with the Company’s attorneys and evaluates its loss experience. The Company also enters into various contracts in the normal course of business that may subject it to risk of financial loss if counterparties fail to perform their contractual obligations.
Off-Balance Sheet Risk
The Company, through its Vive segment, had unconditionally cancellable unfunded lending commitments totaling $513.7 million and $467.6 million as of December 31, 2022 and 2021, respectively, that do not give rise to revenues and cash flows. These unfunded commitments arise in the ordinary course of business from credit card agreements with individual cardholders that give them the ability to borrow, against unused amounts, up to the maximum credit limit assigned to their account. While these unfunded amounts represent the total available unused lines of credit, the Company does not anticipate that all cardholders will utilize their entire available line at any given point in time. Commitments to extend unsecured credit are agreements to lend to a cardholder so long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

PROG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 12. RESTRUCTURING EXPENSES
During the second quarter of 2022, the Company initiated restructuring activities intended to reduce expenses, consolidate certain segment corporate headquarters, and align the cost structure of the business with the Company's strategy and near-term revenue outlook.
The Company recorded restructuring expenses of $9.0 million during the year ended December 31, 2022. These costs were primarily comprised of employee severance within Progressive Leasing and operating lease right-of-use asset impairment charges related to relocation of the Vive corporate headquarters to the Company's corporate office building and a reduction of call center office space. The Company will continue to refine its strategy, pursue efficiencies and monitor the impacts of changes in macroeconomic conditions on its businesses and the Company anticipates additional steps to further adjust its cost structure, which may result in additional restructuring charges in future periods.
The following tables summarize restructuring charges recorded within operating expenses in the consolidated statements of earnings for the year ended ended December 31, 2022:

	Year Ended December 31, 2022
(In Thousands)	Progressive Leasing	Vive	Other	Total
Severance	$5,611	$—	$—	$5,611
Right-of-Use Asset Impairment	2,285	655	—	2,940
Property and Equipment Impairment	309	3	—	312
Other Expenses	138	—	—	138
Total Restructuring Expenses	$8,343	$658	$—	$9,001
The following table summarizes the accrual and payment activity related to the restructuring program for the year ended December 31, 2022:

(In Thousands)	Severance	Other Restructuring Activities	Total
Balance at December 31, 2021	$—	$—	$—
Charges	5,611	138	5,749
Cash Payments	(2,550)	(96)	(2,646)
Balance at December 31, 2022	$3,061	$42	$3,103

PROG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 13: SHAREHOLDERS’ EQUITY
At December 31, 2022, the Company held 34,044,102 shares in its treasury and had the authority to purchase additional shares up to its remaining authorization limit of $337.3 million.
In 2022, the Company repurchased 8,720,223 shares of its common stock for $223.6 million.
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
In addition to the shares repurchased through the tender offer, the Company repurchased 2,937,709 shares of its common stock during 2021 for $142.4 million, totaling 11,611,178 shares of common stock for $567.4 million during the year ended December 31, 2021. The Company did not repurchase any of its common stock in 2020.
The holders of common stock are entitled to receive dividends and other distributions in cash or stock of the Company as and when declared by the Company's Board of Directors out of legally available funds. Certain unvested time-based restricted stock awards entitle participants to vote and accrue dividends during the vesting period. As of December 31, 2022, the Company had issued approximately 169,000 unvested restricted stock awards that contain voting rights but are not presented as outstanding in the consolidated balance sheets.
The Company has 1,000,000 shares of preferred stock authorized. The shares are issuable in series with terms for each series fixed by, and such issuance subject to approval by, the Board of Directors. As of December 31, 2022, no preferred shares have been issued.
NOTE 14: STOCK-BASED COMPENSATION
Description of Plans
The Company grants stock options, RSUs, RSAs and PSUs to certain employees and directors of the Company under the 2015 Equity and Incentive Award Plan, and previously did so under the 2001 Stock Option and Incentive Award Plan (the "2015 Plan" and "2001 Plan"). The 2001 Plan was originally approved by the Company’s shareholders in May 2001 and was amended and restated with shareholder approval in May 2009 and discontinued with the approval of the 2015 Plan on May 6, 2015. The 2015 Plan was subsequently amended and restated with shareholder approval in February 2019. In May 2021, the 2015 Plan was amended, with shareholder approval, to increase the number of shares of common stock authorized for issuance under the 2015 Plan from 8,000,000 shares to 10,980,000 shares. Beginning in 2015, as part of the Company’s long-term incentive compensation program ("LTIP Plan") and pursuant to the Company’s 2001 Plan and 2015 Plan, the Company granted a mix of stock options, time-based restricted stock and performance share units to key executives and managers and also granted time-based restricted stock units to directors of the Company. As of December 31, 2022, the aggregate number of shares of common stock that may be issued or transferred under the 2015 Plan is 4,759,197.
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

PROG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Stock-based Compensation Expense
The Company has elected a policy to estimate forfeitures in determining the amount of stock compensation expense. Total stock-based compensation expense was $17.5 million, $21.3 million and $41.2 million for the years ended December 31, 2022, 2021 and 2020, respectively. The stock-based compensation expense classified within discontinued operations in the consolidated statements of earnings was $5.4 million for the year ended December 31, 2020. The stock-based compensation expense classified within continuing operations is included as a component of operating expenses in the consolidated statements of earnings, with the exception of the incremental compensation expense in 2020 associated with the modifications described above, which were included as a component of separation related charges.
The total income tax benefit recognized in the consolidated statements of earnings for stock-based compensation arrangements was $5.9 million, $5.5 million and $10.1 million in the years ended December 31, 2022, 2021 and 2020, respectively. Deficits of recognized compensation costs in excess of tax deductions, which are included in operating cash flows and as a component of income tax expense in the consolidated statements of earnings was $1.7 million for the year ended December 31, 2022. Benefits of tax deductions in excess of recognized compensation cost, which are included in operating cash flows and as a component of income tax expense in the consolidated statements of earnings, were $0.2 million and $2.6 million for the years ended December 31, 2021 and 2020, respectively.
As of December 31, 2022, there was $23.7 million of total unrecognized compensation expense related to non-vested stock-based compensation of directors and employees of PROG Holdings, which is expected to be recognized over an average period of 1.35 years.
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
The Company granted 264,000, 150,000 and 400,000 stock options during the years ended December 31, 2022, 2021 and 2020, respectively. The weighted-average fair value of options granted and the weighted-average assumptions used in the Black-Scholes-Merton option pricing model for such grants were as follows:

	2022	2021	2020
Dividend Yield	—%	—%	0.4%
Expected Volatility	43.0%	44.0%	39.4%
Risk-free Interest Rate	1.5%	0.6%	0.9%
Expected Term (in years)	4.5	4.4	5.3
Weighted-average Fair Value of Stock Options Granted	$10.89	$17.26	$13.48

PROG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes information about stock options outstanding at December 31, 2022:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding December 31, 2022	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Number Exercisable December 31, 2022	Weighted Average Exercise Price
$20.00-30.00	362,479	6.94	$27.26	134,065	$24.03
30.01-40.00	94,100	7.17	35.06	62,739	35.06
40.01-50.00	264,846	6.80	46.71	183,466	46.60
50.01-60.00	5,304	8.35	53.55	1,768	53.55
20.00-60.00	726,729	6.93	35.55	382,038	36.82
The table below summarizes option activity for the year ended December 31, 2022:

	Options (In Thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in Thousands)	Weighted Average Fair Value
Outstanding at January 1, 2022	678	$38.40
Granted	264	29.16
Forfeited/Expired	(215)	36.67
Exercised	—	—
Outstanding at December 31, 2022	727	35.55	6.93	$—	$12.66
Expected to Vest	334	34.27	8.74	—	12.63
Exercisable at December 31, 2022	382	36.82	5.28	—	12.72
The aggregate intrinsic value amounts in the table above represent the closing price of the Company’s common stock on December 31, 2022 in excess of the exercise price, multiplied by the number of in-the-money stock options as of that same date. Options outstanding that are expected to vest are net of estimated future option forfeitures.
There were no options exercised during the year ended December 31, 2022. The aggregate intrinsic value of options exercised, which represents the value of the Company’s common stock at the time of exercise in excess of the exercise price, was $1.0 million and $24.9 million during the years ended December 31, 2021 and 2020, respectively. The total grant-date fair value of options exercised during the years ended December 31, 2021 and 2020 was $1.0 million and $7.8 million, respectively.
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

PROG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company granted 630,000, 521,000 and 375,000 shares of restricted stock at weighted-average fair values of $26.05, $44.44 and $41.45 in the years ended December 31, 2022, 2021 and 2020, respectively. The following table summarizes information about restricted stock activity during 2022:

	Restricted Stock (In Thousands)	Weighted Average Fair Value
Non-vested at January 1, 2022	726	$43.13
Granted	630	26.05
Forfeited	(164)	34.67
Vested	(164)	44.85
Non-vested at December 31, 2022	1,028	33.84
The total vest-date fair value of restricted stock described above that vested during the year was $3.9 million, $7.8 million and $10.5 million in the years ended December 31, 2022, 2021 and 2020, respectively.
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
The following table summarizes information about performance share unit activity during 2022:

	Performance Share Units (In Thousands)	Weighted Average Fair Value
Non-vested at January 1, 2022	680	$47.27
Granted	390	29.90
Forfeited/Unearned	(143)	39.77
Vested	(186)	45.78
Non-vested at December 31, 2022	741	39.86
The total vest-date fair value of performance share units described above that vested during the period was $4.1 million, $7.1 million and $18.4 million for the years ended December 31, 2022, 2021 and 2020, respectively.

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
The compensation cost related to the ESPP is measured on the grant date based on eligible employees' expected withholdings and is recognized over each six-month offering period. Total compensation cost recognized in connection with the ESPP was $0.4 million, $0.4 million and $0.6 million for years ended December 31, 2022, 2021 and 2020, respectively. The compensation costs attributable to continuing operations were recognized as stock-based compensation included as a component of operating expenses in the consolidated statements of earnings. The compensation cost related to the ESPP that was classified within discontinued operations in the consolidated statements of earnings was $0.3 million for the year ended December 31, 2020.
The Company issued 81,784, 38,044 and 52,107 shares under the ESPP at weighted average purchase prices of $14.06, $39.62 and $38.55 during the years ended December 31, 2022, 2021 and 2020, respectively. As of December 31, 2022, the aggregate number of shares of common stock that may be issued under the ESPP was 455,486.
NOTE 15: SEGMENTS
Description of Products and Services of Reportable Segments
As of December 31, 2022, the Company has two reportable segments: Progressive Leasing and Vive.
Progressive Leasing partners with traditional and e-commerce retailers, primarily in the consumer residential electronics, furniture and appliance, jewelry, mobile phones and accessories, mattresses, and automobile electronics and accessories industries to offer a lease-purchase solution primarily for customers who may not have access to traditional credit-based financing options. It does so by offering leases with monthly, semi-monthly, bi-weekly and weekly payment frequencies.
Vive offers a variety of second-look financing programs originated through third-party federally insured banks to customers of participating merchants and, together with Progressive Leasing, allows the Company to provide POS partners with near-prime and below-prime customers one source for financing and leasing transactions.
As discussed in Note 1 and Note 2 above, the Company spun-off its Aaron's Business segment effective November 30, 2020 through the tax-free distribution of all outstanding common stock of The Aaron's Company, Inc. to the PROG Holdings shareholders. All direct revenues and expenses of the Aaron's Business operations have been classified within discontinued operations, net of income tax, within the consolidated statements of earnings for all periods through the November 30, 2020 separation and distribution date.
As discussed in Note 3 above, on June 25, 2021, the Company completed the acquisition of Four, an innovative BNPL company that allows shoppers to pay for merchandise through four interest-free installments. Four is not a reportable segment for the year ended December 31, 2022 as its financial results are not material to the Company's consolidated financial results. The revenues, loss before income taxes, and assets within "other" below are primarily comprised of the operating activities of Four.
Factors Used by Management to Identify the Reportable Segments
The Company’s reportable segments are based on the operations of the Company that the chief operating decision maker regularly reviews to analyze performance and allocate resources among business units of the Company.

PROG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Disaggregated Revenue
The following table presents revenue by source and by segment for the year ended December 31, 2022:

	Year Ended December 31, 2022
(In Thousands)	Progressive Leasing	Vive	Other	Total
Lease Revenues and Fees[1]	$2,523,785	$—	$—	$2,523,785
Interest and Fees on Loans Receivable[2]	—	70,911	3,130	74,041
Total	$2,523,785	$70,911	$3,130	$2,597,826
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
1 Revenue within the scope of ASC 842, Leases.
2 Revenue within the scope of ASC 310, Receivables.
Measurement of Segment Profit or Loss and Segment Assets
The Company evaluates performance and allocates resources based on revenues and earnings (loss) from operations before income tax expense. The Company determines earnings (loss) before income tax expense for all reportable segments in accordance with U.S. GAAP. A portion of interest expense is allocated from the Progressive Leasing segment to the Vive segment based on the balance of outstanding intercompany debt.
The Company incurred various corporate overhead expenses for certain executive management, finance, treasury, tax, audit, legal, risk management, and other overhead functions during the years ended December 31, 2022, 2021, and 2020. For 2022 and 2021, corporate overhead expenses incurred are primarily reflected as expenses of the Progressive Leasing segment and an immaterial amount was allocated to the Vive segment. For 2020, the Company allocated a predetermined portion of these corporate overhead costs to the Progressive Leasing and Vive segments, which are reflected as expenses of these segments in calculating the earnings before income tax expense for the period. The remaining unallocated corporate expenses represent corporate overhead costs that were previously assigned to the Aaron's Business segment and are in addition to the overhead costs allocated to the Progressive Leasing and Vive segments for 2020. These unallocated corporate overhead expenses have been classified as continuing operations since the costs were not directly attributable to the discontinued operations of the Aaron's Business. These costs are reflected below as unallocated corporate expenses in 2020. The allocation of corporate overhead costs to the Progressive Leasing and Vive segments is consistent with how the chief operating decision maker analyzed performance and allocated resources among the segments of the Company during 2020.

PROG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31,
(In Thousands)	2022	2021	2020
Earnings From Continuing Operations Before Income Tax Expense:
Progressive Leasing	$174,143	$319,125	$320,636
Vive	9,195	20,225	(11,180)
Other[1]	(35,094)	(11,146)	—
Unallocated Corporate Expenses	—	—	(37,880)
Total Earnings From Continuing Operations Before Income Tax Expense	$148,244	$328,204	$271,576
1 Earnings before income tax expense attributable to Other for the year ended December 31, 2022 includes a $10.2 million goodwill impairment loss related to the partial impairment of Four's goodwill as discussed in Note 1 and Note 4.
The following is a summary of total assets by segment:

	December 31,
(In Thousands)	2022	2021
Assets:
Progressive Leasing	$1,309,487	$1,445,612
Vive	155,846	149,628
Other	26,576	26,521
Total Assets	$1,491,909	$1,621,761

PROG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31,
(In Thousands)	2022	2021	2020
Depreciation and Amortization:
Progressive Leasing	$31,374	$31,762	$30,547
Vive	795	849	1,273
Other	1,682	647	—
Total Depreciation and Amortization[1]	$33,851	$33,258	$31,820

Depreciation of Lease Merchandise:
Progressive Leasing	$1,757,730	$1,820,010	$1,690,922
Vive	—	—	—
Other	—	—	—
Total Depreciation of Lease Merchandise	$1,757,730	$1,820,010	$1,690,922

Interest Expense, Net:
Interest Expense:
Progressive Leasing	$38,277	$5,117	$187
Vive	398	473	—
Other	—	—	—
Interest Income:
Progressive Leasing	$(1,274)	$(267)	$—
Vive	—	—	—
Other	—	—	—
Total Interest Expense, Net[2]	$37,401	$5,323	$187

Capital Expenditures[3]:
Progressive Leasing	$5,835	$8,101	$6,403
Vive	926	819	405
Other	2,913	635	—
Total Capital Expenditures	$9,674	$9,555	$6,808
1 Excludes depreciation of lease merchandise, which is not included in the chief operating decision maker's measure of depreciation and amortization.
2 The Company incurred a pre-tax loss on extinguishment of $4.1 million in connection with the repayment of the outstanding borrowings, which is classified within discontinued operations in the consolidated statements of earnings for the year ended December 31, 2020. As repayment of the prior revolving credit and term loan borrowings and prior senior unsecured notes was required under the terms of the loan agreements in the event of a fundamental change to the Company, we have classified the loss on extinguishment and the related historical interest expense of $9.9 million during the year ended December 31, 2020, within loss from discontinued operations, net of income tax in the consolidated statements of earnings.
3 Capital expenditures primarily consists of internal-use software, as well as computer hardware and furniture and equipment.

PROG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In 2022, the results of the Company's operating segments were impacted by the following items:
•Progressive Leasing earnings before income tax expense were impacted by $8.3 million related primarily to severance costs and lease asset impairment associated with the Company's restructuring activities.
•Vive earnings before income tax expense were impacted by $0.7 million related primarily to lease asset impairment associated with the Company's restructuring activities.
•Other earnings before income tax expense were impacted by the $10.2 million impairment loss associated with the partial impairment of Four's goodwill.
In 2021, the results of the Company's operating segments were not impacted by any significant unusual items.
In 2020, the results of the Company’s operating segments were impacted by the following items:
•Progressive Leasing earnings before income tax expense were impacted by $2.4 million related primarily to stock-based compensation expense associated with the modification of outstanding equity awards and executive retirement charges related to the separation and distribution transaction for employees directly associated with Progressive Leasing.
•Unallocated corporate expenses before income tax expense were impacted by $15.6 million related primarily to stock-based compensation expense associated with the modification of outstanding equity awards and executive retirement charges related to the separation and distribution transaction.
NOTE 16: COMPENSATION ARRANGEMENTS
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
Compensation deferred under the plan is recorded as a deferred compensation liability, which is recorded in accounts payable and accrued expenses in the consolidated balance sheets. The deferred compensation plan liability was $2.2 million and $2.4 million as of December 31, 2022 and 2021, respectively. Liabilities under the plan are recorded at amounts due to participants, based on the fair value of participants’ selected investments, which consist of equity and debt "mirror" funds. The obligations are unsecured general obligations of the Company and the participants have no right, interest or claim in the assets of the Company, except as unsecured general creditors. The Company has established a rabbi trust to fund obligations under the plan, primarily with cash and money market funds. The value of the assets within the rabbi trust was $1.9 million and $2.3 million as of December 31, 2022 and 2021, respectively, and is included in prepaid expenses and other assets in the consolidated balance sheets. Benefits paid to employees of the Company were not material during the years ended December 31, 2022, 2021 and 2020.
Effective January 1, 2018, the Company implemented a discretionary match within the nonqualified Deferred Compensation Plan. The match allows eligible employees to receive 100% matching by the Company on the first 3% of contributions and 50% on the next 2% of contributions for a total of a 4% match. The annual match for an individual employee is not to exceed $12,200, $11,600, and $11,400 in 2022, 2021, and 2020, respectively, and is subject to a three-year cliff vesting schedule. There was no deferred compensation expense related to the Company's matching contributions for the year ended December 31, 2022 and the matching contributions were not material during the years ended December 31, 2021 and 2020.
401(k) Defined Contribution Plan
The Company maintains a 401(k) savings plan for all its full-time employees who meet certain eligibility requirements. Effective January 1, 2015, the 401(k) savings plan was amended to allow employees to contribute up to 75% of their annual compensation in accordance with federal contribution limits with 100% matching by the Company on the first 3% of compensation and 50% on the next 2% of compensation for a total of a 4% match. The Company’s expense related to the plan was $3.2 million in 2022, $2.5 million in 2021 and $2.5 million in 2020.
Employee Stock Purchase Plan
See Note 14 to these consolidated financial statements for more information regarding the Company's compensatory ESPP.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
An evaluation of the Company's disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, was carried out by management, with the participation of the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as of the end of the period covered by this Annual Report on Form 10-K. Based on management’s evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2022 to provide reasonable assurance that the objectives of disclosure controls and procedures are met.
Reports of Management and Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting
Management has assessed, and the Company’s independent registered public accounting firm, Ernst & Young LLP, has audited, the Company’s internal control over financial reporting as of December 31, 2022. The unqualified reports of management and Ernst & Young LLP thereon are included in Item 8 of this Annual Report on Form 10-K and are incorporated by reference herein.
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, during the Company’s fourth fiscal quarter of 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
We have adopted a written code of business conduct and ethics that applies to all our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller and other executive officers identified pursuant to this Item 10 who perform similar functions, which we refer to as the Selected Officers. The code is posted on our website at http://www.progholdings.com. We will disclose any material changes in or waivers from our code of business conduct and ethics applicable to any Selected Officer on our website at http://www.progholdings.com or by filing a Form 8-K.
ITEM 11. EXECUTIVE COMPENSATION
The information required in response to this Item is contained under the captions "Compensation Discussion and Analysis," "Summary Compensation Table," "Grants of Plan Based Awards in Fiscal Year 2022," "Outstanding Equity Awards at 2022 Fiscal Year-End," "Option Exercises and Stock Vested in Fiscal Year 2022," "Non-Qualified Deferred Compensation as of December 31, 2022," "Potential Payments Upon Termination or Change in Control," "Non-Management Director Compensation in 2022," "Employment Agreements with Named Executive Officers," "Annual Cash Incentive Awards," "2015 Equity and Incentive Plan," "Compensation Committee Interlocks and Insider Participation" and "Compensation Committee Report" in the Proxy Statement. These portions of the Proxy Statement are hereby incorporated by reference.
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

Consolidated Balance Sheets—December 31, 2022 and 2021
Consolidated Statements of Earnings (Loss)—Years ended December 31, 2022, 2021 and 2020
Consolidated Statements of Comprehensive Income (Loss)—Years ended December 31, 2022, 2021 and 2020
Consolidated Statements of Shareholders’ Equity—Years ended December 31, 2022, 2021 and 2020
Consolidated Statements of Cash Flows—Years ended December 31, 2022, 2021 and 2020
Notes to Consolidated Financial Statements
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

10.14	Deferred Compensation Plan, 2020 Amendment and Restatement (incorporated by reference to Exhibit 10.5 of the Registrant’s Current Report on Form 8-K filed with the SEC on October 16, 2020).
10.15
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

10.17
Form of Executive Performance Share Award Agreement under the Aaron’s, Inc. 2015 Equity and Incentive Award Plan (incorporated by reference to Exhibit 99.3 of the Registrant’s Registration Statement on Form S-8 (333-204014) filed with the SEC on May 8, 2015).

10.18
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

10.20
Amendment to Form of Executive Officer Restricted Stock Unit Award Agreement under the Aaron’s, Inc. 2015 Equity and Incentive Award Plan (incorporated by reference to Exhibit 10.8 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 filed with the SEC on August 6, 2015).

10.21	Employee Stock Purchase Plan, 2020 Amendment and Restatement (incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed with the SEC on October 16, 2020).
10.22
Executive Severance Pay Plan of PROG Holdings, Inc., Effective July 29, 2021 (incorporated by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 filed with the SEC on July 29, 2021).

10.23
Form of Severance and Change In Control Agreement, effective July 29, 2021 (incorporated by reference to Exhibit 10.2 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 filed with the SEC on July 29, 2021).

10.24
Form of Indemnification Agreement (incorporated by reference to Exhibit 10.29 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on February 26, 2021).

10.25
Transition Services Agreement between Blake Wakefield and the Company, dated March 29, 2021 (incorporated by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2021 filed with the SEC on April 29, 2021).

10.26
PROG Holdings, Inc. Amended and Restated 2015 Equity Incentive Plan, 2022 Amendment and Restatement (incorporated by reference to Appendix B to the Company's Definitive Proxy Statement filed with the SEC on April 26, 2022).

10.27	PROG Holdings, Inc. Amended Employee Stock Purchase Plan (incorporated by reference to Appendix C to the Company's Definitive Proxy Statement filed with the SEC on April 26, 2022).

Other Exhibits and Certifications
21*	Subsidiaries of the Registrant.
23*	Consent of Ernst & Young LLP.
31.1*	Certification of the Chief Executive Officer of PROG Holdings, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer of PROG Holdings, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of the Chief Executive Officer of PROG Holdings, Inc. furnished herewith pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of the Chief Financial Officer of PROG Holdings, Inc. furnished herewith pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and embedded within Exhibit 101)
† The Company hereby agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon the request of the SEC.
* Filed herewith.
(b) EXHIBITS
The exhibits listed in Item 15(a)(3) are included elsewhere in this Report.
(c) FINANCIAL STATEMENTS AND SCHEDULES
The financial statements listed in Item 15(a)(1) are included in Item 8 in this Report.

ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 22, 2023.

PROG Holdings, Inc.

By:	/s/ BRIAN GARNER
Brian Garner
Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 22, 2023.

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