Form 10-Q
period 2023-03-31
PROG Holdings, Inc.
filed 2023-04-26
CIK 1808834

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ________________________________
 FORM 10-Q
________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED March 31, 2023
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

Large Accelerated Filer	☒		Accelerated Filer	☐

Non-Accelerated Filer	☐	(Do not check if a smaller reporting company)	Smaller Reporting Company	☐

Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act				☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
    Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class	Shares Outstanding as of April 21, 2023
Common Stock, $0.50 Par Value	46,743,992

PROG HOLDINGS, INC.

PART I – FINANCIAL INFORMATION
ITEM 1.FINANCIAL STATEMENTS
PROG HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	March 31, 2023	December 31, 2022
	(In Thousands, Except Share Data)
ASSETS:
Cash and Cash Equivalents	$249,844	$131,880
Accounts Receivable (net of allowances of $65,170 in 2023 and $69,264 in 2022)	55,819	64,521
Lease Merchandise (net of accumulated depreciation and allowances of $454,444 in 2023 and $467,355 in 2022)	571,668	648,043
Loans Receivable (net of allowances and unamortized fees of $50,149 in 2023 and $53,635 in 2022)	122,352	130,966
Property and Equipment, Net	23,253	23,852
Operating Lease Right-of-Use Assets	11,234	11,875
Goodwill	296,061	296,061
Other Intangibles, Net	108,688	114,411
Income Tax Receivable	14,054	18,864
Deferred Income Tax Assets	2,955	2,955
Prepaid Expenses and Other Assets	53,658	48,481
Total Assets	$1,509,586	$1,491,909
LIABILITIES & SHAREHOLDERS’ EQUITY:
Accounts Payable and Accrued Expenses	$152,379	$135,025
Deferred Income Tax Liabilities	126,901	137,261
Customer Deposits and Advance Payments	34,481	37,074
Operating Lease Liabilities	19,742	21,122
Debt	591,291	590,966
Total Liabilities	924,794	921,448
Commitments and Contingencies (Note 4)
SHAREHOLDERS' EQUITY:
Common Stock, Par Value $0.50 Per Share: Authorized: 225,000,000 Shares at March 31, 2023 and December 31, 2022; Shares Issued: 82,078,654 at March 31, 2023 and December 31, 2022	41,039	41,039
Additional Paid-in Capital	337,103	338,814
Retained Earnings	1,202,268	1,154,235
	1,580,410	1,534,088
Less: Treasury Shares at Cost
Common Stock: 35,336,539 Shares at March 31, 2023 and 34,044,102 at December 31, 2022	(995,618)	(963,627)
Total Shareholders’ Equity	584,792	570,461
Total Liabilities & Shareholders’ Equity	$1,509,586	$1,491,909
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

PROG HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended March 31,
	2023	2022
	(In Thousands, Except Per Share Data)
REVENUES:
Lease Revenues and Fees	$637,082	$692,914
Interest and Fees on Loans Receivable	18,058	17,550
	655,140	710,464
COSTS AND EXPENSES:
Depreciation of Lease Merchandise	435,439	497,011
Provision for Lease Merchandise Write-offs	38,364	50,330
Operating Expenses	105,259	113,658
	579,062	660,999
OPERATING PROFIT	76,078	49,465
Interest Expense, Net	(8,491)	(9,629)
EARNINGS BEFORE INCOME TAX EXPENSE	67,587	39,836
INCOME TAX EXPENSE	19,554	12,701
NET EARNINGS	$48,033	$27,135
EARNINGS PER SHARE
Basic	$1.00	$0.49
Assuming Dilution	$1.00	$0.49

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	47,854	55,402
Assuming Dilution	48,139	55,706
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

PROG HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2023	2022
	(In Thousands)
OPERATING ACTIVITIES:
Net Earnings	$48,033	$27,135
Adjustments to Reconcile Net Earnings to Cash Provided by Operating Activities:
Depreciation of Lease Merchandise	435,439	497,011
Other Depreciation and Amortization	7,979	8,482
Provisions for Accounts Receivable and Loan Losses	78,665	96,230
Stock-Based Compensation	5,415	6,623
Deferred Income Taxes	(10,360)	6,100
Non-Cash Lease Expense	(739)	274
Other Changes, Net	(814)	(1,709)
Changes in Operating Assets and Liabilities, Net of Effects of Acquisitions:
Additions to Lease Merchandise	(399,289)	(480,113)
Book Value of Lease Merchandise Sold or Disposed	40,225	51,933
Accounts Receivable	(61,249)	(94,743)
Prepaid Expenses and Other Assets	(5,087)	(9,395)
Income Tax Receivable and Payable	26,295	841
Operating Lease Right-of-Use Assets and Liabilities	—	(556)
Accounts Payable and Accrued Expenses	(4,501)	(4,237)
Customer Deposits and Advance Payments	(2,593)	(5,577)
Cash Provided by Operating Activities	157,419	98,299
INVESTING ACTIVITIES:
Investments in Loans Receivable	(43,045)	(42,323)
Proceeds from Loans Receivable	44,128	39,052
Outflows on Purchases of Property and Equipment	(1,678)	(2,328)
Proceeds from Property and Equipment	5	6
Proceeds from Acquisitions of Businesses	—	7
Cash Used in Investing Activities	(590)	(5,586)
FINANCING ACTIVITIES:
Acquisition of Treasury Stock	(36,472)	(78,080)
Tender Offer Shares Repurchased and Retired	—	199
Shares Withheld for Tax Payments	(2,393)	(2,516)
Debt Issuance Costs	—	1,535
Cash Used in Financing Activities	(38,865)	(78,862)
Increase in Cash and Cash Equivalents	117,964	13,851
Cash and Cash Equivalents at Beginning of Period	131,880	170,159
Cash and Cash Equivalents at End of Period	$249,844	$184,010
Net Cash Paid During the Period:
Interest	$268	$185
Income Taxes	$2,532	$4,157
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

PROG HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. BASIS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
As described elsewhere in this Quarterly Report on Form 10-Q, the Coronavirus Disease ("COVID-19") pandemic and the rampant increase in inflation has led to significant market uncertainty and disruption and has impacted many aspects of our operations, directly and indirectly. Throughout these notes to the condensed consolidated financial statements, the impacts of the COVID-19 pandemic and inflation on the financial results for the three months ended March 31, 2023 and 2022 have been identified under the respective sections. For a discussion of customer payment trends and significant estimates made by management regarding allowances for lease merchandise, accounts receivable, and loans receivable, as well as the impacts COVID-19, inflation, and supply chain disruptions had on generating lease and loan originations during the reportable periods, see Item 2. "Management’s Discussion and Analysis of Financial Condition and Results of Operations," including the "Macroeconomic and Business Environment," "Results of Operations," and "Liquidity and Capital Resources" below.
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
PROG Holdings’ ecosystem of financial technology offerings also includes Four Technologies, Inc. ("Four"), an innovative Buy Now, Pay Later ("BNPL") company that allows shoppers to pay for merchandise through four interest-free installments. Shoppers use Four to purchase furniture, clothing, electronics, health and beauty products, footwear, jewelry, and other consumer goods from retailers across the United States. Four is not a reportable segment for the three month period ended March 31, 2023 as its financial results are not material to the Company's condensed consolidated financial results.
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
The accompanying unaudited condensed consolidated financial statements do not include all information required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments, which are of a normal recurring nature, considered necessary for a fair presentation have been included in the accompanying unaudited condensed consolidated financial statements. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2022 (the "2022 Annual Report") filed with the United States Securities and Exchange Commission on February 22, 2023. The results of operations for the three months ended March 31, 2023 are not necessarily indicative of operating results for the full year.
Principles of Consolidation
The condensed consolidated financial statements include the accounts of PROG Holdings, Inc. and its subsidiaries, each of which is wholly-owned. Intercompany balances and transactions between consolidated entities have been eliminated.

PROG HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Accounting Policies and Estimates
See Note 1 to the consolidated financial statements in the 2022 Annual Report for an expanded discussion of accounting policies and estimates.
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

	Three Months Ended March 31,
(Shares In Thousands)	2023	2022
Weighted Average Shares Outstanding	47,854	55,402
Dilutive Effect of Share-Based Awards	285	304
Weighted Average Shares Outstanding Assuming Dilution	48,139	55,706
Approximately 1,209,000 and 1,087,000 weighted-average share-based awards were excluded from the computation of earnings per share assuming dilution during the three months ended March 31, 2023 and 2022, respectively, as the awards would have been anti-dilutive for the periods presented.
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

PROG HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The merchant fee discount represents a pre-negotiated, nonrefundable discount that generally ranges from 3% to 25% of the loan face value. The discount is designed to cover the risk of loss related to the portfolio of cardholder charges and Vive's direct origination costs. The merchant fee discount and origination costs are presented net in the condensed consolidated balance sheets in loans receivable. Cardholders generally have an initial 24-month period that the card is active. The merchant fee discount, net of the origination costs, is amortized on a net basis and is recorded as interest and fees on loans receivable in the condensed consolidated statements of earnings on a straight-line basis over the initial 24-month period. If the loan receivable is paid off or charged off during the 24-month period, the remaining net merchant fee discount is recognized as interest and fees on loans receivable at that time.
The discount from the face value of the loan on the acquisition of the loan receivable from the merchant through the third-party bank partners may also include a promotional fee discount, which generally ranges from 1% to 8%. The promotional fee discount is intended to compensate the holder of the loan receivable (i.e., Vive) for deferred or reduced interest rates that are offered to the cardholder for a specified period on the outstanding loan balance (generally for six, 12 or 18 months). The promotional fee discount is amortized as interest and fees on loans receivable in the condensed consolidated statements of earnings on a straight-line basis over the promotional interest period (i.e., over six, 12 or 18 months, depending on the promotion). If the loan receivable is paid off or charged off prior to the expiration of the promotional period, the remaining promotional fee discount is recognized as interest and fees on loans receivable at that time. The unamortized promotional fee discount is presented net within loans receivable in the condensed consolidated balance sheets.
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
Annual fees are charged to cardholders at the commencement of the loan and on each subsequent anniversary date. Annual fees are deferred and recognized into revenue on a straight-line basis over a one-year period. Under the provisions of the credit card agreements, Vive also may assess fees for missed or late payments, which are recognized as revenue in the billing period in which they are assessed if collectibility is reasonably assured. Annual fees and other fees are recognized as interest and fees on loans receivable in the condensed consolidated statements of earnings.
Accounts Receivable
Accounts receivable consist primarily of receivables due from customers of Progressive Leasing and amounted to $55.8 million and $64.5 million, net of allowances, as of March 31, 2023 and December 31, 2022, respectively.
The Company maintains an accounts receivable allowance, which primarily relates to its Progressive Leasing operations and, to a lesser extent, receivables from Vive's POS partners. The Company’s policy is to record an allowance for uncollectible renewal payments based on historical collection experience. Other qualitative factors, such as current and forecasted business trends, are considered in estimating the allowance. Given the significant uncertainty regarding the impacts of increasing inflation, unemployment rates, and/or the COVID-19 pandemic on our business, a high level of estimation was involved in determining the allowance as of March 31, 2023. Therefore, actual future accounts receivable write-offs may differ materially from the allowance. If the significant increase in inflation that began during 2022 continues in future periods, or if the current level of inflation does not decrease, such developments may further adversely impact certain customers' ability to continue to make payments to the Company. The provision for uncollectible renewal payments is recorded as a reduction of lease revenues and fees within the condensed consolidated statements of earnings. For customer lease agreements that are past due, the Company's policy is to write off lease receivables after 120 days.

PROG HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Vive's allowance for uncollectible merchant accounts receivable, which primarily relates to cardholder returns and refunds, and is an immaterial amount related to Vive's bad debt expense, is recorded within operating expenses in the condensed consolidated statements of earnings. See below for a discussion of Vive's loans receivable and related allowance for loan losses.
The following table shows the components of the accounts receivable allowance:

	Three Months Ended March 31,
(In Thousands)	2023	2022
Beginning Balance	$69,264	$71,233
Net Book Value of Accounts Written Off	(86,064)	(92,933)
Recoveries	12,019	9,659
Accounts Receivable Provision	69,951	88,548
Ending Balance	$65,170	$76,507
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
The Company records a provision for write-offs using the allowance method. The allowance method for lease merchandise write-offs estimates the merchandise losses incurred but not yet identified by management as of the end of the accounting period based on historical write-off experience. Other qualitative factors, such as current and forecasted customer payment trends, are considered in estimating the allowance. Given the significant uncertainty regarding the impacts of inflation, unemployment rates, and/or the COVID-19 pandemic on our business, a high level of estimation was involved in determining the allowance as of March 31, 2023. Actual lease merchandise write-offs may differ materially from the allowance as of March 31, 2023. If the significant increase in the rate of inflation that began during 2022 continues in future periods, or if the current level of inflation does not decrease, such developments may further adversely impact our customers' ability to continue to make payments to the Company. For customer lease agreements that are past due, the Company's policy is to write off lease merchandise after 120 days.
The following table shows the components of the allowance for lease merchandise write-offs, which is included within lease merchandise, net in the condensed consolidated balance sheets:

	Three Months Ended March 31,
(In Thousands)	2023	2022
Beginning Balance	$47,118	$54,367
Net Book Value of Merchandise Written off	(39,432)	(47,134)
Recoveries	1,895	2,384
Provision for Write-offs	38,364	50,330
Ending Balance	$47,945	$59,947
Vendor Incentives and Rebates Provided to POS Partners
Progressive Leasing has agreements with some of its POS partners that require additional consideration to be paid to the POS partner, including payments for exclusivity, rebates based on lease volume originations generated through the POS partners, and payments to the POS partners for marketing or other development initiatives to promote additional lease originations through these POS partners. Payments made to POS partners as consideration for them providing exclusivity to Progressive Leasing for lease-to-own transactions with customers of the POS partner are expensed on a straight-line basis over the exclusivity term. Rebates are accrued over the period the POS partner is earning the rebate, which is typically based on quarterly or annual lease origination volumes. Payments made to POS partners for marketing or development initiatives are expensed on a straight-line basis over the period the POS partner is earning the funds or the specified marketing term. Progressive Leasing expensed $6.8 million and $6.5 million for such additional consideration to POS partners, during the three months ended March 31, 2023 and 2022, respectively. Expenses related to additional consideration provided to POS partners are classified within operating expenses in the condensed consolidated statements of earnings.

PROG HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Loans Receivable, Net
Gross loans receivable primarily represents the principal balances of credit card charges at Vive's participating merchants that remain due from cardholders, plus unpaid interest and fees due from cardholders. The allowance and unamortized fees represent uncollectible amounts; merchant fee discounts, net of capitalized origination costs; promotional fee discounts; and deferred annual card fees. Loans receivable, net, also includes $2.3 million and $5.3 million of outstanding receivables from customers of Four as of March 31, 2023 and December 31, 2022, respectively.
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
The Company calculates Vive's allowance for loan losses based on internal historical loss information and incorporates observable and forecasted macroeconomic data over a twelve-month reasonable and supportable forecast period. Incorporating macroeconomic data could have a material impact on the measurement of the allowance to the extent that forecasted data changes significantly, such as higher forecasted inflation and unemployment rates. For any periods beyond the twelve-month reasonable and supportable forecast period described above, the Company reverts to using historical loss information on a straight-line basis over a period of six months and utilizes historical loss information for the remaining life of the portfolio. The Company may also consider other qualitative factors in estimating the allowance, as necessary. For the purposes of determining the allowance as of March 31, 2023, management considered other qualitative factors such as the unfavorable impact of the rapid increase in the rate of inflation that began during 2022, and the resulting current level of inflation, as well as the beneficial impact of government stimulus measures to the Company's customer base in 2020 and 2021 that were not fully factored into the macroeconomic forecasted data and resulted in internal historical loss rates incorporated in Vive's baseline allowance estimate being lower than current forecasted loss rates. We believe those stimulus measures may have contributed to the favorable cardholder payment trends experienced at Vive in 2020 and 2021. The allowance for loan losses is maintained at a level considered appropriate to cover expected future losses of principal, interest and fees on active loans in the loans receivable portfolio. The appropriateness of the allowance is evaluated at each period end. If the increase in inflation that began during 2022 continues in future periods, or if the current level of inflation does not decrease, such a development may adversely impact certain customers' ability to continue to make payments to the Company. To the extent that actual results differ from estimates of uncollectible loans receivable, due to the high level of inflation, forecasted higher unemployment rates, unexpected impacts to the economy associated with the the COVID-19 pandemic, or otherwise, the Company's results of operations and liquidity may be materially affected.
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

PROG HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Vive extends or declines credit to an applicant through its bank partners based upon the applicant's credit rating and other factors. Below is a summary of the credit quality of the Company's loan portfolio as of March 31, 2023 and December 31, 2022 by FICO score as determined at the time of loan origination:

FICO Score Category	March 31, 2023	December 31, 2022
600 or Less	6.7%	6.9%
Between 600 and 700	77.7%	75.4%
700 or Greater	13.3%	13.4%
No Score Identified	2.3%	4.3%
Prepaid Expenses and Other Assets
Prepaid expenses and other assets consist of the following:

(In Thousands)	March 31, 2023	December 31, 2022
Prepaid Expenses	$22,563	$18,845
Prepaid Lease Merchandise	7,827	10,134
Prepaid Software Expenses	11,686	7,022
Unamortized Initial Direct Costs on Lease Agreement Originations	5,360	6,016
Other Assets	6,222	6,464
Prepaid Expenses and Other Assets	$53,658	$48,481
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
Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consist of the following:

(In Thousands)	March 31, 2023	December 31, 2022
Accounts Payable	$9,675	$14,386
Accrued Salaries and Benefits	18,796	21,366
Accrued Sales and Personal Property Taxes	14,050	13,517
Income Taxes Payable	22,772	1,287
Uncertain Tax Positions[1]	52,129	51,110
Accrued Vendor Rebates	3,884	9,320
Other Accrued Expenses and Liabilities	31,073	24,039
Accounts Payable and Accrued Expenses	$152,379	$135,025
1 The uncertain tax positions as of March 31, 2023 and December 31, 2022 are primarily related to the Company’s tax treatment of the $175.0 million settlement payment made in 2020 to the FTC as discussed in Note 10 and Note 11 to the consolidated financial statements in the 2022 Annual Report.

PROG HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Debt
On November 24, 2020, the Company entered into a credit agreement with a consortium of lenders providing for a $350.0 million senior revolving credit facility (the "Revolving Facility"), under which revolving borrowings became available at the completion of the separation and distribution transaction through which the Company's historical Aaron's Business segment was spun-off into a separate company, and under which all borrowings and commitments will mature or terminate on November 24, 2025. The Company expects that the Revolving Facility will be used to provide for working capital and capital expenditures, to finance future permitted acquisitions, and for other general corporate purposes. If the Company's total net debt to EBITDA ratio as defined by the Revolving Facility exceeds 1.25, the Revolving Facility becomes fully secured for the remaining duration of the Revolving Facility term. As of June 30, 2022, the Company exceeded the 1.25 total net debt to EBITDA ratio and the Revolving Facility became fully secured. The Company had no outstanding borrowings and $350.0 million total available credit under the Revolving Facility as of March 31, 2023 and December 31, 2022.
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
The net proceeds from the Senior Notes were used to fund the purchase price, and related fees and expenses, of the Company’s tender offer to purchase $425 million of the Company’s common stock as discussed in Note 12 to the consolidated financial statements in the 2022 Annual Report. Any remaining proceeds were intended for future share repurchases or, to the extent the Company determines not to repurchase additional shares, for general corporate purposes.
At March 31, 2023, the Company was in compliance with all covenants related to its outstanding debt. See Note 9 to the consolidated financial statements in the 2022 Annual Report for further information regarding the Company's indebtedness.
Goodwill
Goodwill represents the excess of the purchase price paid over the fair value of the identifiable net tangible and intangible assets acquired in connection with business acquisitions. Progressive Leasing and Four are the only reporting units with goodwill as of March 31, 2023. Impairment occurs when the reporting unit's carrying value exceeds its fair value. The Company’s goodwill is not amortized but is subject to an impairment test at the reporting unit level annually as of October 1 and more frequently if events or circumstances indicate that an impairment may have occurred. Factors which could necessitate an interim impairment assessment include a sustained decline in the Company’s stock price, prolonged negative industry or economic trends and significant underperformance relative to historical results, projected future operating results, or the Company failing to successfully execute on one or more elements of Progressive Leasing and/or Four's strategic plans.
As of September 30, 2022, the Company determined the Four goodwill was partially impaired and recorded an impairment of goodwill of $10.2 million during the third quarter of 2022. The Company engaged the assistance of a third-party valuation firm to perform the interim goodwill impairment test for the Four reporting unit. This included an assessment of the Four reporting unit's fair value relative to the carrying value that was derived using a market approach. The market approach, which includes the guideline public company method, utilized pricing multiples derived from an analysis of other publicly traded companies that operate in the Buy Now, Pay Later industry. We believe the comparable companies we evaluated as marketplace participants served as an appropriate reference when calculating fair value because those companies have similar risks, participate in similar markets, provide similar products and services for their customers and compete with Four directly. As of March 31, 2023, Four's goodwill balance was $7.3 million. Additional goodwill impairment charges may occur in future periods if the Company fails to execute on one or more elements of Four's strategic plan, Four's actual or projected results are unfavorable compared to the current forecasted operating results, and/or there are further declines in the Buy Now, Pay Later peer market multiples.
The Company completed its annual goodwill impairment test for Progressive Leasing as of October 1, 2022 and concluded that no impairment had occurred. The Company determined that there were no events or circumstances that occurred during the three months ended March 31, 2023 that would more likely than not reduce the fair value of Progressive Leasing or Four below their carrying amounts.

PROG HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Shareholders' Equity
Changes in shareholders' equity for the three months ended March 31, 2023 and 2022 are as follows:

	Treasury Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Total Shareholders’ Equity
(In Thousands)	Shares	Amount	Shares	Amount
Balance, December 31, 2022	(34,044)	$(963,627)	82,079	$41,039	$338,814	$1,154,235	$570,461
Stock-Based Compensation	—	—	—	—	5,460	—	5,460
Reissued Shares	166	4,778	—	—	(7,171)	—	(2,393)
Repurchased Shares	(1,459)	(36,769)	—	—	—	—	(36,769)
Net Earnings	—	—	—	—	—	48,033	48,033
Balance, March 31, 2023	(35,337)	$(995,618)	82,079	$41,039	$337,103	$1,202,268	$584,792

	Treasury Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Total Shareholders’ Equity
(In Thousands)	Shares	Amount	Shares	Amount
Balance, December 31, 2021	(25,638)	$(749,401)	82,079	$41,039	$332,244	$1,055,526	$679,408
Stock-Based Compensation	—	—	—	—	6,587	—	6,587
Reissued Shares	177	5,260	—	—	(7,776)	—	(2,516)
Repurchased Shares	(2,200)	(78,080)	—	—	—	—	(78,080)
Net Earnings	—	—	—	—	—	27,135	27,135
Balance, March 31, 2022	(27,661)	$(822,221)	82,079	$41,039	$331,055	$1,082,661	$632,534

PROG HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Stock-Based Compensation
During the three months ended March 31, 2023, the Company issued 485,749 restricted stock units and 207,838 stock options to certain employees, and 312,469 performance share units to certain employees and third-parties, which vest over one to three-year periods for certain units and upon the achievement of specified performance conditions for other units. The weighted average fair value of the restricted stock and performance share awards was $24.70, which was based on the fair market value of the Company’s common stock on the dates of grant. The weighted average fair value of the stock option awards was $11.66, which was based on a grant date value using a Black-Scholes-Merton option pricing model. The Company will recognize the grant date fair value of the restricted stock units and stock options as stock-based compensation expense over the requisite service period of one to three years. The Company will recognize the grant date fair value of the performance units as stock-based compensation expense over the estimated vesting period based on the Company's projected assessment of the performance conditions that are probable of being achieved in accordance with ASC 718, Stock-based Compensation.
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
Recent Accounting Pronouncements
Pending Adoption
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform: Facilitation of the Effects of Reference Rate Reform on Financial Reporting ("ASU 2020-04"). The standard provides temporary guidance to ease the potential burden in accounting for reference rate reform primarily resulting from the discontinuation of the London Interbank Overnight Rate ("LIBOR") or another reference rate expected to be discontinued. Entities may apply the provisions of the new standard as of the beginning of the reporting period when the election is made. The provisions of this update have been extended to December 31, 2024, when the reference rate replacement activity is expected to have been completed. The Company's Revolving Facility currently references LIBOR for determining interest payable on outstanding borrowings. The amendments in ASU 2020-04 are elective and apply to all entities that have contracts referencing LIBOR. The new guidance provides an expedient which simplifies accounting analyses under current U.S. GAAP for contract modifications if the change is directly related to a change from LIBOR to a new interest rate index. The Company plans to amend the Revolving Facility agreement to change the reference rate from LIBOR to the Secured Overnight Financing Rate ("SOFR"). The Company does not expect the adoption of ASU 2020-04 to have a material impact to the Company's condensed consolidated financial statements or to any key terms of the Revolving Facility other than the discontinuation of LIBOR.

PROG HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 2. FAIR VALUE MEASUREMENT
Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table summarizes financial liabilities measured at fair value on a recurring basis:

(In Thousands)	March 31, 2023			December 31, 2022
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Deferred Compensation Liability	$—	$2,124	$—	$—	$2,185	$—
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
Financial Assets and Liabilities Not Measured at Fair Value for Which Fair Value is Disclosed
Vive's loans receivable are measured at amortized cost, net of an allowance for loan losses and unamortized fees in the condensed consolidated balance sheets. In estimating fair value for Vive's loans receivable, the Company utilized a discounted cash flow methodology. The Company used various unobservable inputs reflecting its own assumptions, such as contractual future principal and interest cash flows, future loss rates, and discount rates (which consider current interest rates and are adjusted for credit risk, among other factors).
Four's loans receivable, net of an allowance for loan losses and unamortized fees, are included within loans receivable, net in the condensed consolidated balance sheets and approximated fair value based on a discounted cash flow methodology.
On November 26, 2021, the Company entered into an indenture in connection with its offering of $600 million aggregate principal amount of its Senior Notes due in 2029. The Senior Notes are carried at amortized cost in the condensed consolidated balance sheets and are measured at fair value for disclosure purposes. The fair value of the Senior Notes was estimated based on quoted market prices in less active markets and has been classified as Level 2 in the fair value hierarchy.
The following table summarizes the fair value of the Company's debt and the loans receivable held by Vive and Four:

(In Thousands)	March 31, 2023			December 31, 2022
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Senior Notes	$—	$510,000	$—	$—	$481,320	$—
Loans Receivable, Net	$—	$—	$154,132	$—	$—	$165,690

PROG HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 3. LOANS RECEIVABLE
The following is a summary of the Company’s loans receivable, net:

(In Thousands)	March 31, 2023	December 31, 2022
Loans Receivable, Gross	$172,501	$184,601
Unamortized Fees	(10,368)	(11,207)
Loans Receivable, Amortized Cost	162,133	173,394
Allowance for Loan Losses	(39,781)	(42,428)
Loans Receivable, Net of Allowances and Unamortized Fees[1]	$122,352	$130,966
1 Loans Receivable, Net of Allowances and Unamortized Fees, attributable to Four was $2.3 million and $5.3 million as of March 31, 2023 and December 31, 2022, respectively.
The table below presents credit quality indicators of the amortized cost of the Company's loans receivable by origination year:

(In Thousands)
As of March 31, 2023	2023	2022	2021 and Prior	Revolving Loans	Total
FICO Score Category:
600 or Less	$—	$—	$—	$11,017	$11,017
Between 600 and 700	—	—	—	126,302	126,302
700 or Greater	—	—	—	21,064	21,064
No Score Identified	3,031	719	—	—	3,750
Total Amortized Cost	$3,031	$719	$—	$158,383	$162,133

Current Period Gross Charge-offs by Origination Year	$—	$1,765	$—	$10,972	$12,737
Included in the table below is an aging of the loans receivable, gross balance:

(Dollar Amounts in Thousands)
Aging Category	March 31, 2023	December 31, 2022
30-59 Days Past Due	5.1%	6.6%
60-89 Days Past Due	3.0%	3.5%
90 or More Days Past Due	5.0%	5.1%
Past Due Loans Receivable	13.1%	15.2%
Current Loans Receivable	86.9%	84.8%
Balance of Credit Card Loans on Nonaccrual Status	4,269	4,436
Balance of Loans Receivable 90 or More Days Past Due and Still Accruing Interest and Fees	$—	$—
The table below presents the components of the allowance for loan losses for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
(In Thousands)	2023	2022
Beginning Balance	$42,428	$40,789
Provision for Loan Losses	8,714	7,682
Charge-offs	(12,737)	(9,388)
Recoveries	1,376	1,196
Ending Balance	$39,781	$40,279

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
At March 31, 2023 and December 31, 2022, the Company had accrued $0.5 million and $0.6 million, respectively, for pending legal and regulatory matters for which it believes losses are probable and the amount of the loss can be reasonably estimated. The Company records its best estimate of the loss to legal and regulatory liabilities in accounts payable and accrued expenses in the condensed consolidated balance sheets. The Company estimates the aggregate range of reasonably possible loss in excess of accrued liabilities for such probable loss contingencies is immaterial. Those matters for which a probable loss cannot be reasonably estimated are not included within the estimated ranges.
At March 31, 2023, the Company estimated that the aggregate range of loss for all material pending legal and regulatory proceedings for which a loss is reasonably possible, but less likely than probable (i.e., excluding the contingencies described in the preceding paragraph), is immaterial. Those matters for which a reasonable estimate is not possible are not included within estimated ranges and, therefore, the estimated ranges do not represent the Company's maximum loss exposure. The Company’s estimates for legal and regulatory accruals, aggregate probable loss amounts and reasonably possible loss amounts are all subject to the uncertainties and variables described above.
Regulatory Inquiries
In January 2021, the Company, along with other lease-to-own companies, received a subpoena from the California Department of Financial Protection and Innovation (the "DFPI") requesting the production of documents regarding the Company’s compliance with state consumer protection laws, including new legislation that went into effect on January 1, 2021. Although the Company believes it is in compliance with all applicable consumer financial laws and regulations in California, this inquiry may lead to an enforcement action and/or a consent order, and substantial costs, including legal fees, fines, penalties, and remediation expenses. While the Company intends to preserve defenses surrounding the jurisdiction of DFPI in this matter, it has fully cooperated, and anticipates continuing to cooperate, with the DFPI in responding to its inquiry.
Litigation Matters
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

PROG HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Off-Balance Sheet Risk
The Company, through its Vive segment, had unconditionally cancellable unfunded lending commitments totaling $521.9 million and $513.7 million as of March 31, 2023 and December 31, 2022, respectively, that do not give rise to revenues and cash flows. These unfunded commitments arise in the ordinary course of business from credit card agreements with individual cardholders that give them the ability to borrow, against unused amounts, up to the maximum credit limit assigned to their account. While these unfunded amounts represent the total available unused lines of credit, the Company does not anticipate that all cardholders will utilize their entire available line at any given point in time. Commitments to extend unsecured credit are agreements to lend to a cardholder so long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.
NOTE 5. RESTRUCTURING EXPENSES
During 2022, the Company initiated restructuring activities intended to reduce expenses, consolidate certain segment corporate headquarters, and align the cost structure of the business with the Company's near-term revenue outlook. The Company continued such activities during the first quarter of 2023 and recorded restructuring expenses of $0.8 million for the three months ended March 31, 2023, resulting in aggregate expenses of $9.8 million since the inception of the restructuring activities in 2022. These costs were primarily comprised of employee severance within Progressive Leasing and operating lease right-of-use asset impairment charges related to the relocation of the Vive corporate headquarters to the Company's corporate office building and a reduction of call center office space. The Company will continue to monitor the impacts of changes in macroeconomic conditions on its businesses and may take additional steps to further adjust the Company's cost structure based on unfavorable changes in these conditions, which may result in further restructuring charges in future periods.
The following tables summarize restructuring charges recorded within operating expenses in the condensed consolidated statements of earnings for the three months ended March 31, 2023:

	Three Months Ended March 31, 2023
(In Thousands)	Progressive Leasing	Vive	Other	Total
Severance	$793	$—	$—	$793
Other Restructuring Activities	(36)	—	—	(36)
Total Restructuring Expenses	$757	$—	$—	$757
The following table summarizes the accrual and payment activity related to the restructuring program for the three months ended March 31, 2023:

(In Thousands)	Severance	Other Restructuring Activities	Total
Balance at December 31, 2022	$3,061	$42	$3,103
Charges	793	(36)	757
Cash Payments	(601)	(4)	(605)
Balance at March 31, 2023	$3,253	$2	$3,255

PROG HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 6. SEGMENTS
As of March 31, 2023, the Company has two reportable segments: Progressive Leasing and Vive.
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
Four is an innovative BNPL company that allows shoppers to pay for merchandise through four interest-free installments. Four is not a reportable segment for the three month periods ended March 31, 2023 and 2022 as its financial results are not material to the Company's condensed consolidated financial results. The revenues, loss before income taxes, and assets within "other" below are primarily comprised of the operating activities of Four.
Disaggregated Revenue
The following table presents revenue by source and by segment for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31, 2023				Three Months Ended March 31, 2022
(In Thousands)	Progressive Leasing	Vive	Other	Total	Progressive Leasing	Vive	Other	Total
Lease Revenues and Fees[1]	$637,082	$—	$—	$637,082	$692,914	$—	$—	$692,914
Interest and Fees on Loans Receivable[2]	—	17,153	905	18,058	—	17,116	434	17,550
Total	$637,082	$17,153	$905	$655,140	$692,914	$17,116	$434	$710,464
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
The Company incurred various corporate overhead expenses for certain executive management, finance, treasury, tax, audit, legal, risk management, and other overhead functions during the three months ended March 31, 2023 and 2022. Corporate overhead expenses incurred are primarily reflected as expenses of the Progressive Leasing segment and an immaterial amount was allocated to the Vive segment. The allocation of corporate overhead costs to the Progressive Leasing and Vive segments is consistent with how the chief operating decision maker analyzed performance and allocated resources among the segments of the Company during the three months ended March 31, 2023 and 2022. The following is a summary of earnings before income tax expense by segment:

	Three Months Ended March 31,
(In Thousands)	2023	2022
Earnings Before Income Tax Expense:
Progressive Leasing	$71,051	$42,081
Vive	2,163	4,423
Other	(5,627)	(6,668)
Total Earnings Before Income Tax Expense	$67,587	$39,836

PROG HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following is a summary of interest expense, net by segment:

	Three Months Ended March 31,
(In Thousands)	2023	2022
Interest Expense, Net:
Interest Expense:
Progressive Leasing	$9,407	$9,528
Vive	291	106
Other	—	—
Interest Income:
Progressive Leasing	$(1,207)	$(5)
Vive	—	—
Other	—	—
Total Interest Expense, Net	$8,491	$9,629
The following is a summary of total assets by segment:

(In Thousands)	March 31, 2023	December 31, 2022
Assets:
Progressive Leasing	$1,335,014	$1,309,487
Vive	148,853	155,846
Other	25,719	26,576
Total Assets	$1,509,586	$1,491,909

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Special Note Regarding Forward-Looking Information: Except for historical information contained herein, the matters set forth in this Form 10-Q are forward-looking statements. These statements are based on management’s current expectations and plans, which involve risks and uncertainties. Such forward-looking statements generally can be identified by the use of forward-looking terminology such as "anticipate," "believe," "could," "estimate," "expect," "intend," "plan," "project," "would," "should," and similar expressions. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the filing date of this Quarterly Report and which involve risks and uncertainties that may cause actual results to differ materially from those set forth in these statements. These risks and uncertainties include factors that could cause our actual results and financial condition to differ materially from those expressed or implied in our forward-looking statements. Such risks and uncertainties include, among others, those discussed in "Item 1A. Risk Factors" in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (the "2022 Annual Report"). Except as required by law, the Company undertakes no obligation to update these forward-looking statements to reflect subsequent events or circumstances after the filing date of this Quarterly Report.
The following discussion should be read in conjunction with the condensed consolidated financial statements as of and for the three months ended March 31, 2023 and 2022, including the notes to those statements, appearing elsewhere in this report. We also suggest that management’s discussion and analysis appearing in this report be read in conjunction with the management’s discussion and analysis and consolidated financial statements included in our 2022 Annual Report.
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
On June 25, 2021, the Company completed the acquisition of Four Technologies, Inc. ("Four"), an innovative Buy Now, Pay Later company that allows shoppers to pay for merchandise through four interest-free installments. Four’s proprietary platform capabilities and its base of customers and retailers expand PROG Holdings’ ecosystem of financial technology offerings by introducing a payment solution that further diversifies the Company's consumer financial technology offerings. Shoppers use Four to purchase furniture, clothing, electronics, health and beauty products, footwear, jewelry, and other consumer goods from retailers across the United States. Four is not expected to be a reportable segment in 2023 as its financial results are not expected to be material to the Company's consolidated financial results in 2023. Four's financial results are reported within "Other" for segment reporting purposes.
Macroeconomic and Business Environment
The Company continues to operate in a challenging macroeconomic environment. The rapid increase in the rate of inflation during 2022, which has continued in 2023, particularly in gas, food, and housing costs, which we believe disproportionately negatively affects the customers we serve and therefore our customers' ability to make the payments they owe to the Company. These macroeconomic challenges have resulted in an unfavorable impact on our lease portfolio performance and Gross Merchandise Volume ("GMV") during 2022 and the first quarter of 2023. Customer payment delinquencies and uncollectible renewal payments experienced within our Progressive Leasing segment during much of 2022 significantly exceeded levels experienced during pre-pandemic periods. In response to increasing customer delinquencies and higher write-offs, Progressive Leasing tightened its lease decisioning several times during 2022, resulting in fewer lease approvals and an adverse impact on GMV in 2022 and the first quarter of 2023. Levels of customer payment delinquencies and uncollectible renewal payments for leases originated after Progressive Leasing further tightened its lease decisioning in mid-2022 improved to levels consistent with pre-pandemic lease portfolio performance. The relatively high levels of customer payment delinquencies and related write-offs associated with leases originated prior to the Company's further tightening of its lease decisioning in mid-2022 may continue for an extended period of time, and/or may increase to even higher levels, which would have an unfavorable impact on our performance. Furthermore, increasing unemployment rates and/or a recession in the United States may result in increasing levels of customer payment delinquencies and related write-offs, which would result in an unfavorable impact on our performance.
The significant increase in inflation and interest rates, and fears of a possible recession have also unfavorably impacted consumer confidence within our customer base, resulting in a decrease in demand for the types of merchandise offered by many of our key national and regional POS partners. In light of these macroeconomic challenges and to align the cost structure of our business with our near-term revenue outlook, the Company executed on a number of cost reduction initiatives during 2022 and the first quarter of 2023 to drive efficiencies and right-size variable costs, while attempting to minimize the negative impact on growth-related initiatives.
COVID-19 Pandemic. The COVID-19 pandemic has negatively impacted the global economy in recent years, including the businesses and operations of our POS partners and our own businesses. For example, the significant increase in COVID-19 cases resulted in many of our POS partners temporarily closing showrooms and/or reducing the hours and scope of operations of their showrooms, and also resulted in increases in employee absenteeism and declines in customer traffic for many of our POS partners, all of which unfavorably impacted Progressive Leasing's GMV. In addition, other pandemic-related factors unfavorably impacted many of our POS partners, including supply chain disruptions resulting in shortages of available products at certain POS partners, primarily in appliances, electronics and furniture categories. Those and other pandemic-related developments, may adversely impact Progressive Leasing's generation of new lease agreements, Vive's generation of new loans, and our results of operations, financial condition, cash flow and/or liquidity in future periods.
The extent of any such adverse, pandemic-related impacts will depend on future developments, which are highly uncertain and cannot be predicted, including, for example, the emergence of more contagious and harmful variants of COVID-19, and localized outbreaks or additional waves of COVID-19 cases and the impact of any such outbreaks on our customers, POS partners, and employees.
Highlights
The following summarizes significant financial highlights from the three months ended March 31, 2023:
•We reported revenues of $655.1 million, a decrease of 7.8% compared to the first quarter of 2022. The decrease in revenues was primarily due to a 15.4% decrease in consolidated GMV for the three months ended March 31, 2023, as compared to the same period in the prior year, due to tightened lease decisioning by Progressive Leasing in mid-2022, and decreased customer demand for many of the products offered by our POS partners. Revenues were also impacted by a smaller lease portfolio at the beginning of the quarter as compared to the first quarter of 2022, and a decline in the number of customers electing to exercise early lease buyouts when compared to the same period in the prior year. The decline in revenues was partially offset by improved customer payment activity in the first quarter of 2023, as compared to the first quarter of 2022.
•GMV decreased by $85.8 million for Progressive Leasing and $6.1 million for Vive in the first quarter of 2023, compared to the same period in the prior year. These decreases were due to tighter lease and loan decisioning, resulting in fewer lease and loan originations, and the rapid increase in the rate of inflation eroding customers' disposable incomes and reducing their demand for many of the goods sold by our POS partners. These negative impacts were partially offset by GMV from our other operations, which increased by $6.5 million primarily due to an increase in Four loan originations in the first quarter of 2023 compared to the first quarter of 2022.
•Earnings before income taxes increased to $67.6 million compared to $39.8 million in the same period in 2022. The increase was primarily driven by fewer customers electing early lease buyouts, improved customer payment activity, and lower operating costs resulting from recent cost cutting initiatives.

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
The following table presents our GMV for the Company for the periods presented:

	Three Months Ended March 31,		Change
(Unaudited and In Thousands)	2023	2022	$	%
Progressive Leasing	$418,683	$504,462	$(85,779)	(17.0)%
Vive	36,530	42,614	(6,084)	(14.3)
Other	13,607	7,086	6,521	92.0
Total GMV	$468,820	$554,162	$(85,342)	(15.4)%
The decrease in Progressive Leasing's and Vive's GMV was primarily due to our tighter lease and loan decisioning to address the unfavorable economic conditions that were present in 2022, resulting in fewer lease and loan approvals; the rapid increase in the rate of inflation, which eroded customers' disposable incomes and their demand for many of the goods sold by our POS partners. We believe these factors have unfavorably impacted the generation of new leases and loans. E-commerce channels generated 16.9% of Progressive Leasing's GMV in the first quarter of 2023 compared to 15.9% in the first quarter of 2022. The decrease in total GMV was also partially offset by an increase in GMV from our other operations, primarily due to an increase in Four loan originations from new and existing retail partners.
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

As of March 31 (Unaudited)	2023	2022
Active Customer Count:
Progressive Leasing	861,000	974,000
Vive	89,000	88,000
Other	28,000	17,000
Total Active Customer Count	978,000	1,079,000
The decrease in the number of Progressive Leasing customers was primarily due to a decrease in customer demand for the types of merchandise typically purchased through our lease-to-own solutions and the tightening of our lease decisioning in 2022 to address the unfavorable economic conditions that were driving higher customer payment delinquencies and uncollectible renewal payments during much of 2022. The number of Vive customers remained consistent compared to the first quarter of 2022. The increase in the number of customers in Other was primarily driven by continued growth in loan originations from our Four business.
Key Components of Earnings Before Income Taxes
In this MD&A section, we review our condensed consolidated results. For the three months ended March 31, 2023 and the comparable prior year period, some of the key revenue, cost and expense items that affected earnings before income taxes were as follows:
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
Interest Expense, Net. Interest expense, net consists of interest incurred on the Company's Senior Notes and senior secured revolving credit facility (the "Revolving Facility"). Interest expense is presented net of interest income earned on the Company's deposits in cash and cash equivalents.

Results of Operations – Three months ended March 31, 2023 and 2022

	Three Months Ended March 31,		Change
(In Thousands)	2023	2022	$	%
REVENUES:
Lease Revenues and Fees	$637,082	$692,914	$(55,832)	(8.1)%
Interest and Fees on Loans Receivable	18,058	17,550	508	2.9
	655,140	710,464	(55,324)	(7.8)
COSTS AND EXPENSES:
Depreciation of Lease Merchandise	435,439	497,011	(61,572)	(12.4)
Provision for Lease Merchandise Write-Offs	38,364	50,330	(11,966)	(23.8)
Operating Expenses	105,259	113,658	(8,399)	(7.4)
	579,062	660,999	(81,937)	(12.4)
OPERATING PROFIT	76,078	49,465	26,613	53.8
Interest Expense, Net	(8,491)	(9,629)	1,138	11.8
EARNINGS BEFORE INCOME TAX EXPENSE	67,587	39,836	27,751	69.7
INCOME TAX EXPENSE	19,554	12,701	6,853	54.0
NET EARNINGS	$48,033	$27,135	$20,898	77.0%
Revenues
Information about our revenues by source and reportable segment is as follows:

	Three Months Ended March 31, 2023				Three Months Ended March 31, 2022
(In Thousands)	Progressive Leasing	Vive	Other	Total	Progressive Leasing	Vive	Other	Total
Lease Revenues and Fees	$637,082	$—	$—	$637,082	$692,914	$—	$—	$692,914
Interest and Fees on Loans Receivable	—	17,153	905	18,058	—	17,116	434	17,550
Total	$637,082	$17,153	$905	$655,140	$692,914	$17,116	$434	$710,464
The decrease in Progressive Leasing revenues was primarily due to a 15.4% decrease in consolidated GMV for the three months ended March 31, 2023, as compared to the same period in the prior year, due to tightened lease decisioning in mid-2022, and decreased customer demand for many of the products offered by our POS partners. Revenues were also impacted by a smaller lease portfolio at the beginning of the quarter as compared to the first quarter of 2022, and a decline in the number of customers electing to exercise early lease buyouts when compared to the same period in the prior year. The decline in revenues was partially offset by improved customer payment activity in the first quarter of 2023, as compared to the first quarter of 2022.Vive revenues remained relatively flat as compared to the first quarter of 2022 and the growth in Four revenues was primarily driven by strong GMV growth in prior periods.

Operating Expenses
Information about certain significant components of operating expenses for the first quarter of 2023 as compared to the first quarter of 2022 is as follows:

	Three Months Ended March 31,		Change
(In Thousands)	2023	2022	$	%
Personnel Costs[1]	$47,061	$53,585	$(6,524)	(12.2)%
Stock-Based Compensation	5,415	6,623	(1,208)	(18.2)
Occupancy Costs	1,383	1,604	(221)	(13.8)
Advertising	3,322	4,504	(1,182)	(26.2)
Professional Services	4,557	5,455	(898)	(16.5)
Sales Acquisition Expense[2]	7,246	6,093	1,153	18.9
Computer Software Expense[3]	6,247	6,596	(349)	(5.3)
Bank Service Charges	2,915	3,430	(515)	(15.0)
Other Sales, General and Administrative Expense	9,663	9,604	59	0.6
Sales, General and Administrative Expense[4]	87,809	97,494	(9,685)	(9.9)
Provision for Loan Losses	8,714	7,682	1,032	13.4
Depreciation and Amortization	7,979	8,482	(503)	(5.9)
Restructuring Expense	757	—	757	nmf
Operating Expenses	$105,259	$113,658	$(8,399)	(7.4)%
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
4 Progressive Leasing's sales, general and administrative expense was $75.9 million and $85.9 million during the three months ended March 31, 2023 and 2022, respectively.
The decrease in personnel costs of $6.5 million was driven primarily by a decrease of $7.0 million at Progressive Leasing, attributable to its reduction in the number of employees during the second half of 2022 as part of its restructuring and cost cutting initiatives. Personnel costs attributable to Four and other strategic initiatives also decreased by $0.5 million compared to the same period in 2022. These decreases were partially offset by an increase of $0.9 million at Vive.
Other Costs and Expenses
Depreciation of lease merchandise. Depreciation of lease merchandise decreased by 12.4% during the three months ended March 31, 2023 compared to the same period in 2022. The decrease was primarily due to the decline in GMV resulting from Progressive Leasing's tightening of its decisioning in mid-2022. As a percentage of total lease revenues and fees, depreciation of lease merchandise decreased to 68.3% from 71.7% in the prior year quarter, primarily due to lower early buyouts in the three months ended March 31, 2023 as compared to the same period in 2022.
Provision for lease merchandise write-offs. The provision for lease merchandise write-offs decreased $12.0 million due to a decrease in the size of Progressive Leasing's lease portfolio during the three months ended March 31, 2023 compared to the same period in 2022. The provision for lease merchandise write-offs also decreased due to the improved customer payment activity and lower write-offs following Progressive Leasing's tightening of its decisioning in mid-2022, as compared to the higher customer delinquencies and write-offs experienced in the first quarter of 2022. Given the significant economic uncertainty resulting from the rate of the increase in inflation, rising interest rates, the ongoing impacts of the COVID-19 pandemic, and the potential effects of such developments on Progressive Leasing's POS partners, customers, and business going forward, a high level of estimation was involved in determining the allowance as of March 31, 2023. Actual lease merchandise write-offs could differ materially from the allowance for those write-offs.
The provision for lease merchandise write-offs as a percentage of lease revenues decreased to 6.0% during the three months ended March 31, 2023 from 7.3% in the same period in 2022. The decrease in the provision was a result of improved customer payment activity and lower write-offs due to the Company tightening its lease decisioning in mid-2022.

Earnings Before Income Tax Expense
Information about our earnings before income tax expense by reportable segment is as follows:

	Three Months Ended March 31,		Change
(In Thousands)	2023	2022	$	%
EARNINGS BEFORE INCOME TAX EXPENSE:
Progressive Leasing	$71,051	$42,081	$28,970	68.8%
Vive	2,163	4,423	(2,260)	(51.1)
Other	(5,627)	(6,668)	1,041	15.6
Total Earnings Before Income Tax Expense	$67,587	$39,836	$27,751	69.7%
The loss before income tax expense within "Other" primarily relates to our Four operations. Factors impacting the change in earnings before income taxes are discussed above.
Income Tax Expense
Income tax expense increased to $19.6 million for the three months ended March 31, 2023 compared to $12.7 million in the prior year comparable period due to higher earnings before income taxes. The effective income tax rate for the three months ended March 31, 2023 was 28.9% compared to 31.9% for the same period in 2022. The decrease in the effective tax rate was primarily driven by favorable changes in discrete tax expense related to stock-based compensation and uncertain tax position liabilities.

Overview of Financial Position
The major changes in the condensed consolidated balance sheet from December 31, 2022 to March 31, 2023 include:
•Cash and cash equivalents increased $118.0 million to $249.8 million during the three months ended March 31, 2023. For additional information, refer to the "Liquidity and Capital Resources" section below.
•Lease merchandise, net of accumulated depreciation and allowances, decreased $76.4 million due primarily to a 22.6% decrease in Progressive Leasing's GMV for the first quarter of 2023 as compared to the fourth quarter of 2022.
•Accounts payable and accrued expenses increased $17.4 million primarily due to a $21.5 million increase to income taxes payable as compared to the fourth quarter of 2022.

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
Our capital requirements have been financed through:
•cash flows from operations;
•private debt offerings;
•bank debt; and
•stock offerings.
As of March 31, 2023, the Company had $249.8 million of cash, $350.0 million of availability under the Revolving Facility, and $600.0 million of indebtedness.
Cash Provided by Operating Activities
Cash provided by operating activities was $157.4 million and $98.3 million during the three months ended March 31, 2023 and 2022, respectively. The $59.1 million increase in operating cash flows was primarily driven by the $20.9 million increase in net earnings and a $80.8 million decrease in purchases of lease merchandise compared to the same period in 2022. Changes in certain working capital accounts also contributed to operating cash inflows. Other changes in cash provided by operating activities are discussed above in our discussion of results for the three months ended March 31, 2023.
Cash Used in Investing Activities
Cash used in investing activities was $0.6 million and $5.6 million during the three months ended March 31, 2023 and 2022, respectively. The $5.0 million decrease in investing cash outflows was primarily the result of a $5.1 million increase in proceeds from loans receivable, while the corresponding increase in cash outflows for investments in loans receivable was $0.7 million.
Cash Used in Financing Activities
Cash used in financing activities was $38.9 million during the three months ended March 31, 2023 compared to $78.9 million during the same period in 2022. Cash used in financing activities in the three months ended March 31, 2023 was primarily for the Company's repurchase of $36.5 million of its common stock, compared to $78.1 million of share repurchases in the same period in the prior year.

Share Repurchases
We purchase our stock in the market from time to time as authorized by our Board of Directors. On November 3, 2021, the Company announced that its Board of Directors had authorized a new $1 billion share repurchase program that replaced the previous $300 million repurchase program. The Company repurchased 1,458,649 shares for $36.5 million during the three months ended March 31, 2023. That amount does not include any excise tax that may be assessed on those repurchases. As of March 31, 2023, we had the authority to purchase additional shares up to our remaining authorization limit of $300.8 million.
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
As of March 31, 2023, the Company had no outstanding balance and $350.0 million remaining available for borrowings on the Revolving Facility. The Revolving Facility includes an uncommitted incremental facility increase option ("Incremental Facilities") which, subject to certain terms and conditions, permits the Company at any time prior to the maturity date to request an increase in extensions of credit available thereunder by an aggregate additional principal amount of up to $300.0 million.
Our Revolving Facility contains certain financial covenants, which include requirements that the Company maintain ratios of (i) total net debt to EBITDA of no more than 2.50:1.00 and (ii) consolidated interest coverage of no less than 3.00:1.00. The Company will be in default under the Revolving Facility if it fails to comply with these covenants, and all borrowings outstanding may become due immediately. Additionally, under the Revolving Facility, if the total net debt to EBITDA, as defined by the Revolving Facility, exceeds 1.25, the revolver becomes fully secured for the remaining duration of the Revolving Facility term. As of June 30, 2022, the Company exceeded the 1.25 total net debt to EBITDA ratio and the Revolving Facility became fully secured. At March 31, 2023, we were in compliance with the financial covenants set forth in the Revolving Facility and believe that we will continue to be in compliance in the future.
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
The indenture discussed above contains various other covenants and obligations to which the Company and its subsidiaries are subject while the Senior Notes are outstanding. The covenants in the indenture may limit the extent to which, or the ability of the Company and its subsidiaries to, among other things: (i) incur additional debt and guarantee debt; (ii) pay dividends or make other distributions or repurchase or redeem capital stock; (iii) prepay, redeem or repurchase certain debt; (iv) issue certain preferred stock or similar equity securities; (v) make loans and investments; (vi) sell assets; (vii) incur liens; (viii) enter into transactions with affiliates; (ix) enter into agreements restricting the ability of the Company’s subsidiaries to pay dividends; and (x) consolidate, merge or sell all or substantially all of the Company’s assets. The indenture also contains customary events of default for transactions of this type and amount. We were in compliance with these covenants at March 31, 2023 and believe that we will continue to be in compliance in the future.
Commitments
Income Taxes
During the three months ended March 31, 2023, we made net tax payments of $2.5 million. Within the next nine months, we anticipate making estimated tax payments of $73.7 million for United States federal income taxes and state income taxes.
Deferred income tax liabilities as of March 31, 2023 were $126.9 million. Deferred income tax liabilities are calculated based on temporary differences between the tax basis of assets and liabilities and their respective book basis, which will result in taxable amounts in future years when the liabilities are settled at their reported financial statement amounts. The results of these calculations do not have a direct connection with the amount of cash taxes to be paid in any future periods.

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
Contractual Obligations and Commitments
Future interest payments on the Company's variable-rate debt are based on a rate per annum equal to, at our option, (i) the London Interbank Overnight Rate ("LIBOR") plus a margin within the range of 1.5% to 2.5% for revolving loans, based on total leverage, or (ii) the administrative agent's base rate plus a margin ranging from 0.5% to 1.5%, as specified in the agreement. Future interest payments related to our Revolving Facility are based on the borrowings outstanding at that time. Future interest payments may be different depending on future borrowing activity and interest rates. The Company had no outstanding borrowings under the Revolving Facility as of March 31, 2023.
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
Unfunded Lending Commitments
The Company, through its Vive business, had unconditionally cancellable unfunded lending commitments totaling approximately $521.9 million and $513.7 million as of March 31, 2023 and December 31, 2022, respectively, that do not give rise to revenues and cash flows. These unfunded commitments arise in the ordinary course of business from credit card agreements with individual cardholders that give them the ability to borrow, against unused amounts, up to the maximum credit limit assigned to their account. While these unfunded amounts represented the total available unused lines of credit, the Company does not anticipate that all cardholders will utilize their entire available line at any given point in time. Commitments to extend unsecured credit are agreements to lend to a cardholder so long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.
Critical Accounting Policies
Refer to the 2022 Annual Report.
Recent Accounting Pronouncements
Refer to Note 1 to the condensed consolidated financial statements for a discussion of recently issued accounting pronouncements, including pronouncements that were adopted in the current year.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As of March 31, 2023, we had no outstanding borrowings under our Revolving Facility. Borrowings under the Revolving Facility are indexed to the LIBOR or the prime rate, which exposes us to the risk of increased interest costs if interest rates rise. Based on the fact that the Company had no variable-rate debt outstanding as of March 31, 2023, a hypothetical 1.0% increase or decrease in interest rates would not affect interest expense.
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
Changes in Internal Control Over Financial Reporting.
There were no changes in the Company’s internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, during the three months ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
ITEM 1A.RISK FACTORS
The Company does not have any updates to its risk factors disclosure from that previously reported in the 2022 Annual Report.
ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table presents our share repurchase activity for the three months ended March 31, 2023:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs [1]
January 1, 2023 through January 31, 2023	—	$—	—	$337,276,089
February 1, 2023 through February 28, 2023	—	—	—	337,276,089
March 1, 2023 through March 31, 2023	1,458,649	25.00	1,458,649	300,804,315
Total	1,458,649		1,458,649
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
ITEM 3.DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.OTHER INFORMATION
None.

ITEM 6.EXHIBITS

EXHIBIT NO.	DESCRIPTION OF EXHIBIT

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from this Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in Inline XBRL (included in Exhibit 101)

*Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROG Holdings, Inc.
(Registrant)

Date:	April 26, 2023	By:	/s/ BRIAN GARNER
Brian Garner
Chief Financial Officer
(Principal Financial Officer)

Date:	April 26, 2023	By:	/s/ MATT SEWELL
Matt Sewell
Vice President, Financial Reporting
(Principal Accounting Officer)