Form 10-Q
period 2023-06-30
PROG Holdings, Inc.
filed 2023-07-26
CIK 1808834

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ________________________________
 FORM 10-Q
________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED June 30, 2023
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

Large Accelerated Filer	☒		Accelerated Filer	☐

Non-Accelerated Filer	☐	(Do not check if a smaller reporting company)	Smaller Reporting Company	☐

Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act				☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
    Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class	Shares Outstanding as of July 21, 2023
Common Stock, $0.50 Par Value	45,710,332

PROG HOLDINGS, INC.

PART I – FINANCIAL INFORMATION
ITEM 1.FINANCIAL STATEMENTS
PROG HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	June 30, 2023	December 31, 2022
	(In Thousands, Except Share Data)
ASSETS:
Cash and Cash Equivalents	$252,838	$131,880
Accounts Receivable (net of allowances of $65,544 in 2023 and $69,264 in 2022)	53,249	64,521
Lease Merchandise (net of accumulated depreciation and allowances of $455,912 in 2023 and $467,355 in 2022)	548,886	648,043
Loans Receivable (net of allowances and unamortized fees of $49,071 in 2023 and $53,635 in 2022)	122,812	130,966
Property and Equipment, Net	23,655	23,852
Operating Lease Right-of-Use Assets	10,585	11,875
Goodwill	296,061	296,061
Other Intangibles, Net	102,964	114,411
Income Tax Receivable	19,606	18,864
Deferred Income Tax Assets	2,852	2,955
Prepaid Expenses and Other Assets	49,549	48,481
Total Assets	$1,483,057	$1,491,909
LIABILITIES & SHAREHOLDERS’ EQUITY:
Accounts Payable and Accrued Expenses	$130,841	$135,025
Deferred Income Tax Liabilities	115,968	137,261
Customer Deposits and Advance Payments	32,633	37,074
Operating Lease Liabilities	18,350	21,122
Debt	591,616	590,966
Total Liabilities	889,408	921,448
Commitments and Contingencies (Note 4)
SHAREHOLDERS' EQUITY:
Common Stock, Par Value $0.50 Per Share: Authorized: 225,000,000 Shares at June 30, 2023 and December 31, 2022; Shares Issued: 82,078,654 at June 30, 2023 and December 31, 2022	41,039	41,039
Additional Paid-in Capital	343,016	338,814
Retained Earnings	1,239,486	1,154,235
	1,623,541	1,534,088
Less: Treasury Shares at Cost
Common Stock: 36,368,322 Shares at June 30, 2023 and 34,044,102 at December 31, 2022	(1,029,892)	(963,627)
Total Shareholders’ Equity	593,649	570,461
Total Liabilities & Shareholders’ Equity	$1,483,057	$1,491,909
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

PROG HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In Thousands, Except Per Share Data)
REVENUES:
Lease Revenues and Fees	$574,839	$631,344	$1,211,921	$1,324,258
Interest and Fees on Loans Receivable	18,007	18,100	36,065	35,650
	592,846	649,444	1,247,986	1,359,908
COSTS AND EXPENSES:
Depreciation of Lease Merchandise	384,874	439,113	820,313	936,124
Provision for Lease Merchandise Write-offs	40,965	61,788	79,329	112,118
Operating Expenses	107,710	111,606	212,969	225,264
	533,549	612,507	1,112,611	1,273,506
OPERATING PROFIT	59,297	36,937	135,375	86,402
Interest Expense, Net	(7,283)	(9,608)	(15,774)	(19,237)
EARNINGS BEFORE INCOME TAX EXPENSE	52,014	27,329	119,601	67,165
INCOME TAX EXPENSE	14,796	7,845	34,350	20,546
NET EARNINGS	$37,218	$19,484	$85,251	$46,619
EARNINGS PER SHARE
Basic	$0.80	$0.37	$1.81	$0.86
Assuming Dilution	$0.79	$0.37	$1.79	$0.86

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	46,474	52,880	47,160	54,134
Assuming Dilution	46,896	52,961	47,514	54,326
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

PROG HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2023	2022
	(In Thousands)
OPERATING ACTIVITIES:
Net Earnings	$85,251	$46,619
Adjustments to Reconcile Net Earnings to Cash Provided by Operating Activities:
Depreciation of Lease Merchandise	820,313	936,124
Other Depreciation and Amortization	15,895	17,021
Provisions for Accounts Receivable and Loan Losses	161,237	201,980
Stock-Based Compensation	12,260	9,040
Deferred Income Taxes	(21,190)	(696)
Non-Cash Lease Expense	(1,482)	549
Other Changes, Net	(2,506)	(3,748)
Changes in Operating Assets and Liabilities:
Additions to Lease Merchandise	(803,250)	(951,751)
Book Value of Lease Merchandise Sold or Disposed	82,096	114,427
Accounts Receivable	(132,460)	(188,921)
Prepaid Expenses and Other Assets	(857)	(5,216)
Income Tax Receivable and Payable	(44)	(571)
Operating Lease Right-of-Use Assets and Liabilities	—	(401)
Accounts Payable and Accrued Expenses	(5,442)	(9,841)
Customer Deposits and Advance Payments	(4,441)	(8,873)
Cash Provided by Operating Activities	205,380	155,742
INVESTING ACTIVITIES:
Investments in Loans Receivable	(90,746)	(92,741)
Proceeds from Loans Receivable	84,491	76,244
Outflows on Purchases of Property and Equipment	(4,388)	(5,494)
Proceeds from Property and Equipment	13	17
Proceeds from Acquisitions of Businesses	—	7
Cash Used in Investing Activities	(10,630)	(21,967)
FINANCING ACTIVITIES:
Acquisition of Treasury Stock	(71,836)	(176,475)
Tender Offer Shares Repurchased and Retired	—	199
Issuance of Stock Under Stock Option Plans	606	663
Shares Withheld for Tax Payments	(2,533)	(2,516)
Debt Issuance Costs	(29)	1,535
Cash Used in Financing Activities	(73,792)	(176,594)
Increase (Decrease) in Cash and Cash Equivalents	120,958	(42,819)
Cash and Cash Equivalents at Beginning of Period	131,880	170,159
Cash and Cash Equivalents at End of Period	$252,838	$127,340
Net Cash Paid During the Period:
Interest	$18,531	$17,085
Income Taxes	$53,624	$19,475
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
PROG Holdings’ ecosystem of financial technology offerings also includes Four Technologies, Inc. ("Four"), an innovative Buy Now, Pay Later ("BNPL") company that allows shoppers to pay for merchandise through four interest-free installments. Shoppers use Four to purchase furniture, clothing, electronics, health and beauty products, footwear, jewelry, and other consumer goods from retailers across the United States. Four is not a reportable segment for the three and six month periods ended June 30, 2023 as its financial results are not material to the Company's condensed consolidated financial results.
Basis of Presentation
The preparation of the Company's condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States ("U.S. GAAP") for interim financial information requires management to make estimates and assumptions that affect the amounts reported in these condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Management does not believe these estimates or assumptions will change significantly in the future absent unidentified and unforeseen events, such as the possible direct or indirect impacts associated with the rate of inflation, increasing unemployment rates, the resumption of student loan repayments, and/or a prolonged recession in the United States.
The accompanying unaudited condensed consolidated financial statements do not include all information required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments, which are of a normal recurring nature, considered necessary for a fair presentation have been included in the accompanying unaudited condensed consolidated financial statements. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2022 (the "2022 Annual Report") filed with the United States Securities and Exchange Commission on February 22, 2023. The results of operations for the three and six months ended June 30, 2023 are not necessarily indicative of operating results for the full year.
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

PROG HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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

	Three Months Ended June 30,		Six Months Ended June 30,
(Shares In Thousands)	2023	2022	2023	2022
Weighted Average Shares Outstanding	46,474	52,880	47,160	54,134
Dilutive Effect of Share-Based Awards	422	81	354	192
Weighted Average Shares Outstanding Assuming Dilution	46,896	52,961	47,514	54,326
Approximately 818,000 and 1,013,000 weighted-average share-based awards were excluded from the computation of earnings per share assuming dilution during the three and six months ended June 30, 2023, respectively, as the awards would have been anti-dilutive for the periods presented.
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
Accounts Receivable
Accounts receivable consist primarily of receivables due from customers of Progressive Leasing and amounted to $53.2 million and $64.5 million, net of allowances, as of June 30, 2023 and December 31, 2022, respectively.
The Company maintains an accounts receivable allowance, which primarily relates to its Progressive Leasing operations and, to a lesser extent, receivables from Vive's POS partners. The Company’s policy is to record an allowance for uncollectible renewal payments based on historical collection experience. Other qualitative factors, such as current and forecasted business trends, are considered in estimating the allowance. Given the significant uncertainty regarding the impacts of inflation, higher interest rates, the resumption of student loan repayments, and/or unemployment rates on our business, a high level of estimation was involved in determining the allowance as of June 30, 2023. Therefore, actual future accounts receivable write-offs may differ materially from the allowance. If the significant increase in inflation that began during 2022 continues in future periods, or if the current level of inflation does not decrease, such developments may further adversely impact certain customers' ability to continue to make payments to the Company. The provision for uncollectible renewal payments is recorded as a reduction of lease revenues and fees within the condensed consolidated statements of earnings. For customer lease agreements that are past due, the Company's policy is to write off lease receivables after 120 days.

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
The following table shows the components of the accounts receivable allowance:

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2023	2022	2023	2022
Beginning Balance	$65,170	$76,507	$69,264	$71,233
Net Book Value of Accounts Written Off	(83,135)	(100,809)	(169,198)	(193,742)
Recoveries	9,727	9,228	21,746	18,887
Accounts Receivable Provision	73,782	96,972	143,732	185,520
Ending Balance	$65,544	$81,898	$65,544	$81,898
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
The Company records a provision for write-offs using the allowance method. The allowance method for lease merchandise write-offs estimates the merchandise losses incurred but not yet identified by management as of the end of the accounting period based on historical write-off experience. Other qualitative factors, such as current and forecasted customer payment trends, are considered in estimating the allowance. Given the significant uncertainty regarding the impacts of inflation, higher interest rates, the resumption of student loan repayments, and/or unemployment rates on our business, a high level of estimation was involved in determining the allowance as of June 30, 2023. Actual lease merchandise write-offs may differ materially from the allowance as of June 30, 2023. If the significant increase in the rate of inflation that began during 2022 continues in future periods, or if the current level of inflation does not decrease, such developments may further adversely impact our customers' ability to continue to make payments to the Company. For customer lease agreements that are past due, the Company's policy is to write off lease merchandise after 120 days.
The following table shows the components of the allowance for lease merchandise write-offs, which is included within lease merchandise, net in the condensed consolidated balance sheets:

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2023	2022	2023	2022
Beginning Balance	$47,945	$59,947	$47,118	$54,367
Net Book Value of Merchandise Written off	(41,151)	(53,432)	(80,583)	(100,566)
Recoveries	1,720	2,276	3,615	4,660
Provision for Write-offs	40,965	61,788	79,329	112,118
Ending Balance	$49,479	$70,579	$49,479	$70,579
Vendor Incentives and Rebates Provided to POS Partners
Progressive Leasing has agreements with some of its POS partners that require additional consideration to be paid to the POS partner, including payments for exclusivity, rebates based on lease volume originations generated through the POS partners, and payments to the POS partners for marketing or other development initiatives to promote additional lease originations through these POS partners. Payments made to POS partners as consideration for them providing exclusivity to Progressive Leasing for lease-to-own transactions with customers of the POS partner are expensed on a straight-line basis over the exclusivity term. Rebates are accrued over the period the POS partner is earning the rebate, which is typically based on quarterly or annual lease origination volumes. Payments made to POS partners for marketing or development initiatives are expensed on a straight-line basis over the period the POS partner is earning the funds or the specified marketing term. Progressive Leasing expensed $7.6 million and $14.4 million for such additional consideration to POS partners, during the three and six months ended June 30, 2023, respectively, compared to $6.3 million and $12.8 million during the three and six months

PROG HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
ended June 30, 2022. Expenses related to additional consideration provided to POS partners are classified within operating expenses in the condensed consolidated statements of earnings.
Loans Receivable, Net
Gross loans receivable primarily represents the principal balances of credit card charges at Vive's participating merchants that remain due from cardholders, plus unpaid interest and fees due from cardholders. The allowance and unamortized fees represent uncollectible amounts; merchant fee discounts, net of capitalized origination costs; promotional fee discounts; and deferred annual card fees. Loans receivable, net, also includes $2.9 million and $5.3 million of outstanding receivables from customers of Four as of June 30, 2023 and December 31, 2022, respectively.
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
The Company calculates Vive's allowance for loan losses based on internal historical loss information and incorporates observable and forecasted macroeconomic data over a twelve-month reasonable and supportable forecast period. Incorporating macroeconomic data could have a material impact on the measurement of the allowance to the extent that forecasted data changes significantly, such as higher forecasted inflation and unemployment rates. Subsequent to the twelve-month reasonable and supportable forecast period described above, the Company reverts to using historical loss information on a straight-line basis over a six-month period. For the remaining life of the portfolio, the Company utilizes historical loss information. The Company may also consider other qualitative factors in estimating the allowance, as necessary. For the purposes of determining the allowance as of June 30, 2023, management considered qualitative factors such as the impact of the rapid increase in the rate of inflation that began during 2022 and remained high through early 2023, the more recent declines in inflation rates, as well as the beneficial impact of government stimulus measures to the Company's customer base in 2020 and 2021. The allowance for loan losses is maintained at a level considered appropriate to cover expected future losses of principal, interest and fees on active loans in the loans receivable portfolio. The appropriateness of the allowance is evaluated at each period end. To the extent that actual results differ from estimates of uncollectible loans receivable, due to the volatility of inflation, forecasted higher unemployment rates, and/or the resumption of student loan repayments in October 2023, the Company's results of operations and liquidity may be materially affected.
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
Vive extends or declines credit to an applicant through its bank partners based upon the applicant's credit rating and other factors. Below is a summary of the credit quality of the Company's loan portfolio as of June 30, 2023 and December 31, 2022 by FICO score as determined at the time of loan origination:

FICO Score Category	June 30, 2023	December 31, 2022
600 or Less	6.9%	6.9%
Between 600 and 700	78.0%	75.4%
700 or Greater	12.9%	13.4%
No Score Identified	2.2%	4.3%

PROG HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Prepaid Expenses and Other Assets
Prepaid expenses and other assets consist of the following:

(In Thousands)	June 30, 2023	December 31, 2022
Prepaid Expenses	$20,880	$18,845
Prepaid Lease Merchandise	7,363	10,134
Prepaid Software Expenses	9,097	7,022
Unamortized Initial Direct Costs on Lease Agreement Originations	5,573	6,016
Other Assets	6,636	6,464
Prepaid Expenses and Other Assets	$49,549	$48,481
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
Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consist of the following:

(In Thousands)	June 30, 2023	December 31, 2022
Accounts Payable	$8,967	$14,386
Accrued Salaries and Benefits	23,914	21,366
Accrued Sales and Personal Property Taxes	13,202	13,517
Income Taxes Payable	1,985	1,287
Uncertain Tax Positions[1]	53,003	51,110
Accrued Vendor Rebates	5,317	9,320
Other Accrued Expenses and Liabilities	24,453	24,039
Accounts Payable and Accrued Expenses	$130,841	$135,025
1 The uncertain tax positions as of June 30, 2023 and December 31, 2022 are primarily related to the Company’s tax treatment of the $175.0 million settlement payment made in 2020 to the FTC as discussed in Note 10 and Note 11 to the consolidated financial statements in the 2022 Annual Report.
Debt
On November 24, 2020, the Company entered into a credit agreement with a consortium of lenders providing for a $350.0 million senior revolving credit facility (the "Revolving Facility"), under which revolving borrowings became available at the completion of the separation and distribution transaction through which the Company's historical Aaron's Business segment was spun-off into a separate company, and under which all borrowings and commitments will mature or terminate on November 24, 2025. The Company expects that the Revolving Facility will be used to provide for working capital and capital expenditures, to finance future permitted acquisitions, and for other general corporate purposes. If the Company's total net debt to EBITDA ratio as defined by the Revolving Facility exceeds 1.25, the Revolving Facility becomes fully secured for the remaining duration of the Revolving Facility term. As of June 30, 2022, the Company exceeded the 1.25 total net debt to EBITDA ratio and the Revolving Facility became fully secured. The Company had no outstanding borrowings and $350.0 million total available credit under the Revolving Facility as of June 30, 2023 and December 31, 2022.
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

PROG HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
At June 30, 2023, the Company was in compliance with all covenants related to its outstanding debt. See Note 9 to the consolidated financial statements in the 2022 Annual Report for further information regarding the Company's indebtedness.
Goodwill
Goodwill represents the excess of the purchase price paid over the fair value of the identifiable net tangible and intangible assets acquired in connection with business acquisitions. Progressive Leasing and Four are the only reporting units with goodwill as of June 30, 2023. Impairment occurs when the reporting unit's carrying value exceeds its fair value. The Company’s goodwill is not amortized but is subject to an impairment test at the reporting unit level annually as of October 1 and more frequently if events or circumstances indicate that an impairment may have occurred. Factors which could necessitate an interim impairment assessment include a sustained decline in the Company’s stock price, prolonged negative industry or economic trends and significant underperformance relative to historical results, projected future operating results, or the Company failing to successfully execute on one or more elements of Progressive Leasing and/or Four's strategic plans.
As of September 30, 2022, the Company determined the Four goodwill was partially impaired and recorded an impairment of goodwill of $10.2 million during the third quarter of 2022. The Company engaged the assistance of a third-party valuation firm to perform the interim goodwill impairment test for the Four reporting unit. This included an assessment of the Four reporting unit's fair value relative to the carrying value that was derived using a market approach. The market approach, which includes the guideline public company method, utilized pricing multiples derived from an analysis of other publicly traded companies that operate in the Buy Now, Pay Later industry. We believe the comparable companies we evaluated as marketplace participants served as an appropriate reference when calculating fair value because those companies have similar risks, participate in similar markets, provide similar products and services for their customers and compete with Four directly. As of June 30, 2023, Four's goodwill balance was $7.3 million. Additional goodwill impairment charges may occur in future periods if the Company fails to execute on one or more elements of Four's strategic plan, Four's actual or projected results are unfavorable compared to the current forecasted operating results, and/or there are further declines in the Buy Now, Pay Later peer market multiples.
The Company completed its annual goodwill impairment test for Progressive Leasing as of October 1, 2022 and concluded that no impairment had occurred. The Company determined that there were no events or circumstances that occurred during the six months ended June 30, 2023 that would more likely than not reduce the fair value of Progressive Leasing or Four below their carrying amounts.

PROG HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Shareholders' Equity
Changes in shareholders' equity for the six months ended June 30, 2023 and 2022 are as follows:

	Treasury Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Total Shareholders’ Equity
(In Thousands)	Shares	Amount	Shares	Amount
Balance, December 31, 2022	(34,044)	$(963,627)	82,079	$41,039	$338,814	$1,154,235	$570,461
Stock-Based Compensation	—	—	—	—	5,460	—	5,460
Reissued Shares	166	4,778	—	—	(7,171)	—	(2,393)
Repurchased Shares	(1,459)	(36,769)	—	—	—	—	(36,769)
Net Earnings	—	—	—	—	—	48,033	48,033
Balance, March 31, 2023	(35,337)	$(995,618)	82,079	$41,039	$337,103	$1,202,268	$584,792
Stock-Based Compensation	—	—	—	—	6,886	—	6,886
Reissued Shares	52	1,439	—	—	(973)	—	466
Repurchased Shares	(1,083)	(35,713)	—	—	—	—	(35,713)
Net Earnings	—	—	—	—	—	37,218	37,218
Balance, June 30, 2023	(36,368)	$(1,029,892)	82,079	$41,039	$343,016	$1,239,486	$593,649

	Treasury Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Total Shareholders’ Equity
(In Thousands)	Shares	Amount	Shares	Amount
Balance, December 31, 2021	(25,638)	$(749,401)	82,079	$41,039	$332,244	$1,055,526	$679,408
Stock-Based Compensation	—	—	—	—	6,587	—	6,587
Reissued Shares	177	5,260	—	—	(7,776)	—	(2,516)
Repurchased Shares	(2,200)	(78,080)	—	—	—	—	(78,080)
Net Earnings	—	—	—	—	—	27,135	27,135
Balance, March 31, 2022	(27,661)	$(822,221)	82,079	$41,039	$331,055	$1,082,661	$632,534
Stock-Based Compensation	—	—	—	—	2,484	—	2,484
Reissued Shares	47	1,380	—	—	(716)	—	664
Repurchased Shares	(3,899)	(98,395)	—	—	—	—	(98,395)
Net Earnings	—	—	—	—	—	19,484	19,484
Balance, June 30, 2022	(31,513)	$(919,236)	82,079	$41,039	$332,823	$1,102,145	$556,771

PROG HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Stock-Based Compensation
During the six months ended June 30, 2023, the Company issued 546,703 restricted stock units, 207,838 stock options, and 319,114 performance share units to certain employees, which vest over one to three-year periods for certain units and upon the achievement of specified performance conditions for other units. The weighted average fair value of the restricted stock and performance share awards was $25.25, which was based on the fair market value of the Company’s common stock on the dates of grant. The weighted average fair value of the stock option awards was $11.66, which was based on a grant date value using a Black-Scholes-Merton option pricing model. The Company will recognize the grant date fair value of the restricted stock units and stock options as stock-based compensation expense over the requisite service period of one to three years. The Company will recognize the grant date fair value of the performance units as stock-based compensation expense over the estimated vesting period based on the Company's projected assessment of the performance conditions that are probable of being achieved in accordance with ASC 718, Stock-based Compensation.
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
Recent Accounting Pronouncements
Pending Adoption
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform: Facilitation of the Effects of Reference Rate Reform on Financial Reporting ("ASU 2020-04"). The standard provides temporary guidance to ease the potential burden in accounting for reference rate reform primarily resulting from the discontinuation of the London Interbank Overnight Rate ("LIBOR") or another reference rate expected to be discontinued. Entities may apply the provisions of the new standard as of the beginning of the reporting period when the election is made. The provisions of this update have been extended to December 31, 2024, when the reference rate replacement activity is expected to have been completed. The Company's Revolving Facility currently references LIBOR for determining interest payable on outstanding borrowings. The amendments in ASU 2020-04 are elective and apply to all entities that have contracts referencing LIBOR. The new guidance provides an expedient which simplifies accounting analyses under current U.S. GAAP for contract modifications if the change is directly related to a change from LIBOR to a new interest rate index. The Company amended the Revolving Facility agreement to change the reference rate from LIBOR to the Secured Overnight Financing Rate ("SOFR") during the three month period ended June 30, 2023. There were no other changes to key terms of the Revolving Facility agreement and the legal expenses incurred in connection with the amendment were immaterial.

PROG HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 2. FAIR VALUE MEASUREMENT
Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table summarizes financial liabilities measured at fair value on a recurring basis:

(In Thousands)	June 30, 2023			December 31, 2022
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Deferred Compensation Liability	$—	$2,264	$—	$—	$2,185	$—
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
The following table summarizes the fair value of the Company's debt and the loans receivable held by Vive and Four:

(In Thousands)	June 30, 2023			December 31, 2022
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Senior Notes	$—	$520,500	$—	$—	$481,320	$—
Loans Receivable, Net	$—	$—	$150,932	$—	$—	$165,690

PROG HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 3. LOANS RECEIVABLE
The following is a summary of the Company’s loans receivable, net:

(In Thousands)	June 30, 2023	December 31, 2022
Loans Receivable, Gross	$171,883	$184,601
Unamortized Fees	(10,125)	(11,207)
Loans Receivable, Amortized Cost	161,758	173,394
Allowance for Loan Losses	(38,946)	(42,428)
Loans Receivable, Net of Allowances and Unamortized Fees[1]	$122,812	$130,966
1 Loans Receivable, Net of Allowances and Unamortized Fees, attributable to Four was $2.9 million and $5.3 million as of June 30, 2023 and December 31, 2022, respectively.
The table below presents credit quality indicators of the amortized cost of the Company's loans receivable by origination year:

(In Thousands)
As of June 30, 2023	2023	2022	2021 and Prior	Revolving Loans	Total
FICO Score Category:
600 or Less	$—	$—	$—	$11,238	$11,238
Between 600 and 700	—	—	—	126,429	126,429
700 or Greater	—	—	—	20,418	20,418
No Score Identified	3,673	—	—	—	3,673
Total Amortized Cost	$3,673	$—	$—	$158,085	$161,758

Gross Charge-offs by Origination Year for the Six Months Ended June 30, 2023	$526	$2,449	$—	$20,645	$23,620
Included in the table below is an aging of the loans receivable, gross balance:

(Dollar Amounts in Thousands)
Aging Category	June 30, 2023	December 31, 2022
30-59 Days Past Due	6.1%	6.6%
60-89 Days Past Due	3.3%	3.5%
90 or More Days Past Due	4.5%	5.1%
Past Due Loans Receivable	13.9%	15.2%
Current Loans Receivable	86.1%	84.8%
Balance of Credit Card Loans on Nonaccrual Status	3,834	4,436
Balance of Loans Receivable 90 or More Days Past Due and Still Accruing Interest and Fees	$—	$—
The table below presents the components of the allowance for loan losses for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2023	2022	2023	2022
Beginning Balance	$39,781	$40,279	$42,428	$40,789
Provision for Loan Losses	8,791	8,778	17,505	16,460
Charge-offs	(10,882)	(9,286)	(23,620)	(18,674)
Recoveries	1,256	1,026	2,633	2,222
Ending Balance	$38,946	$40,797	$38,946	$40,797

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
At June 30, 2023 and December 31, 2022, the Company had accrued $1.1 million and $0.6 million, respectively, for pending legal and regulatory matters for which it believes losses are probable and the amount of the loss can be reasonably estimated. The Company records its best estimate of the loss to legal and regulatory liabilities in accounts payable and accrued expenses in the condensed consolidated balance sheets. The Company estimates the aggregate range of reasonably possible loss in excess of accrued liabilities for such probable loss contingencies is immaterial. Those matters for which a probable loss cannot be reasonably estimated are not included within the estimated ranges.
At June 30, 2023, the Company estimated that the aggregate range of loss for all material pending legal and regulatory proceedings for which a loss is reasonably possible, but less likely than probable (i.e., excluding the contingencies described in the preceding paragraph), is immaterial. Those matters for which a reasonable estimate is not possible are not included within estimated ranges and, therefore, the estimated ranges do not represent the Company's maximum loss exposure. The Company’s estimates for legal and regulatory accruals, aggregate probable loss amounts and reasonably possible loss amounts are all subject to the uncertainties and variables described above.
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
Litigation Matters
On August 25, 2022, the Pennsylvania Attorney General filed a complaint against Progressive Leasing in the Philadelphia County Court of Common Pleas alleging, among other things, that Progressive Leasing was operating in the Commonwealth of Pennsylvania in violation of the Pennsylvania Rental Purchase Agreement Act by failing to disclose certain terms and conditions of rent-to-own ("RTO") transactions on "hang tags" physically attached to RTO merchandise. The complaint seeks, among other things, to convert all RTO agreements entered into by Progressive Leasing prior to September 9, 2022 into retail installment contracts for which the maximum interest rate is 6% per annum, civil penalties in the amount of $1,000 for each violation of Pennsylvania’s Unfair Trade Practices and Consumer Protection Law (and $3,000 for each such violation involving a consumer age 60 or older) and unspecified investigation and prosecution costs. Progressive Leasing believes the Pennsylvania Attorney General’s claims are without merit and intends to vigorously defend itself in this matter. It is reasonably possible that a loss in excess of amounts accrued may be incurred, but at this time, we are unable to predict the outcome or reasonably estimate the range of losses that could potentially result from this lawsuit.

PROG HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
Off-Balance Sheet Risk
The Company, through its Vive segment, had unconditionally cancellable unfunded lending commitments totaling $533.0 million and $513.7 million as of June 30, 2023 and December 31, 2022, respectively, that do not give rise to revenues and cash flows. These unfunded commitments arise in the ordinary course of business from credit card agreements with individual cardholders that give them the ability to borrow, against unused amounts, up to the maximum credit limit assigned to their account. While these unfunded amounts represent the total available unused lines of credit, the Company does not anticipate that all cardholders will utilize their entire available line at any given point in time. Commitments to extend unsecured credit are agreements to lend to a cardholder so long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

PROG HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 5. RESTRUCTURING EXPENSES
During 2022, the Company initiated restructuring activities intended to reduce expenses, consolidate certain segment corporate headquarters, and align the cost structure of the business with the Company's near-term revenue outlook. The Company continued such activities during the first half of 2023 and recorded restructuring expenses of $1.0 million and $1.7 million for the three and six months ended June 30, 2023, respectfully, resulting in aggregate expenses of $10.7 million since the inception of the restructuring activities in 2022. These costs were primarily comprised of employee severance within Progressive Leasing and operating lease right-of-use asset impairment charges related to the relocation of the Vive corporate headquarters to the Company's corporate office building and a reduction of call center office space. The Company will continue to monitor the impacts of changes in macroeconomic conditions on its businesses and may take additional steps to further adjust the Company's cost structure based on unfavorable changes in these conditions, which may result in further restructuring charges in future periods.
The following tables summarize restructuring charges recorded within operating expenses in the condensed consolidated statements of earnings for the three and six months ended June 30, 2023:

	Three Months Ended June 30, 2023				Three Months Ended June 30, 2022
(In Thousands)	Progressive Leasing	Vive	Other	Total	Progressive Leasing	Vive	Other	Total
Severance	$930	$—	$—	$930	$3,535	$—	$—	$3,535
Right-of-Use Asset Impairment	—	—	—	—	—	655	—	655
Other Restructuring Activities	33	—	—	33	138	—	—	138
Total Restructuring Expenses	$963	$—	$—	$963	$3,673	$655	$—	$4,328

	Six Months Ended June 30, 2023				Six Months Ended June 30, 2022
(In Thousands)	Progressive Leasing	Vive	Other	Total	Progressive Leasing	Vive	Other	Total
Severance	$1,723	$—	$—	$1,723	$3,535	$—	$—	$3,535
Right-of-Use Asset Impairment	—	—	—	—	—	655	—	655
Other Restructuring Activities	(3)	—	—	(3)	138	—	—	138
Total Restructuring Expenses	$1,720	$—	$—	$1,720	$3,673	$655	$—	$4,328
The following table summarizes the accrual and payment activity related to the restructuring program for the six months ended June 30, 2023:

(In Thousands)	Severance	Other Restructuring Activities	Total
Balance at December 31, 2022	$3,061	$42	$3,103
Charges	1,723	(3)	1,720
Cash Payments	(1,564)	(4)	(1,568)
Balance at June 30, 2023	$3,220	$35	$3,255

PROG HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 6. SEGMENTS
As of June 30, 2023, the Company has two reportable segments: Progressive Leasing and Vive.
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
Four is an innovative BNPL company that allows shoppers to pay for merchandise through four interest-free installments. Four is not a reportable segment for the three and six month periods ended June 30, 2023 and 2022 as its financial results are not material to the Company's condensed consolidated financial results. The revenues, loss before income taxes, and assets within "other" below are primarily comprised of the operating activities of Four.
Disaggregated Revenue
The following table presents revenue by source and by segment for the three months ended June 30, 2023 and 2022:

	Three Months Ended June 30, 2023				Three Months Ended June 30, 2022
(In Thousands)	Progressive Leasing	Vive	Other	Total	Progressive Leasing	Vive	Other	Total
Lease Revenues and Fees[1]	$574,839	$—	$—	$574,839	$631,344	$—	$—	$631,344
Interest and Fees on Loans Receivable[2]	—	17,187	820	18,007	—	17,518	582	18,100
Total	$574,839	$17,187	$820	$592,846	$631,344	$17,518	$582	$649,444
1 Revenue within the scope of ASC 842, Leases.
2 Revenue within the scope of ASC 310, Receivables.

	Six Months Ended June 30, 2023				Six Months Ended June 30, 2022
(In Thousands)	Progressive Leasing	Vive	Other	Total	Progressive Leasing	Vive	Other	Total
Lease Revenues and Fees[1]	$1,211,921	$—	$—	$1,211,921	$1,324,258	$—	$—	$1,324,258
Interest and Fees on Loans Receivable[2]	—	34,340	1,725	36,065	—	34,634	1,016	35,650
Total	$1,211,921	$34,340	$1,725	$1,247,986	$1,324,258	$34,634	$1,016	$1,359,908
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

PROG HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The Company incurred various corporate overhead expenses for certain executive management, finance, treasury, tax, audit, legal, risk management, and other overhead functions during the three and six months ended June 30, 2023 and 2022. Corporate overhead expenses incurred are primarily reflected as expenses of the Progressive Leasing segment and an immaterial amount was allocated to the Vive segment and Other. The allocation of corporate overhead costs to Progressive Leasing, Vive and Other is consistent with how the chief operating decision maker analyzed performance and allocated resources among the segments of the Company during the three and six months ended June 30, 2023 and 2022. The following is a summary of earnings before income tax expense by segment:

	Three Months Ended June 30,
(In Thousands)	2023	2022
Earnings Before Income Tax Expense:
Progressive Leasing	$55,422	$27,383
Vive	1,758	3,355
Other	(5,166)	(3,409)
Total Earnings Before Income Tax Expense	$52,014	$27,329

	Six Months Ended June 30,
(In Thousands)	2023	2022
Earnings Before Income Tax Expense:
Progressive Leasing	$126,473	$69,464
Vive	3,921	7,778
Other	(10,793)	(10,077)
Total Earnings Before Income Tax Expense	$119,601	$67,165
The following is a summary of interest expense, net by segment:

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2023	2022	2023	2022
Interest Expense, Net:
Interest Expense:
Progressive Leasing	$9,506	$9,573	$18,913	$19,101
Vive	166	83	457	189
Other	—	—	—	—
Interest Income:
Progressive Leasing	$(2,389)	$(48)	$(3,596)	$(53)
Vive	—	—	—	—
Other	—	—	—	—
Total Interest Expense, Net	$7,283	$9,608	$15,774	$19,237
The following is a summary of total assets by segment:

(In Thousands)	June 30, 2023	December 31, 2022
Assets:
Progressive Leasing	$1,300,629	$1,309,487
Vive	149,005	155,846
Other	33,423	26,576
Total Assets	$1,483,057	$1,491,909

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
The following discussion should be read in conjunction with the condensed consolidated financial statements as of and for the three and six months ended June 30, 2023 and 2022, including the notes to those statements, appearing elsewhere in this report. We also suggest that management’s discussion and analysis appearing in this report be read in conjunction with the management’s discussion and analysis and consolidated financial statements included in our 2022 Annual Report.
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
Macroeconomic and Business Environment
The Company continues to operate in a challenging macroeconomic environment. We believe the rapid increase in the rate of inflation during 2022, and higher year-over-year inflation continuing in 2023, particularly in housing, food, and gas costs, has disproportionately negatively affected the customers we serve and has resulted in an unfavorable impact on our lease portfolio performance and Gross Merchandise Volume ("GMV") during 2022 and the first half of 2023. While the inflation rate for the second quarter of 2023 was well below the peak levels it reached during the same quarter of 2022, we believe inflation continues to present a challenge to our customers. Customer payment delinquencies and uncollectible renewal payments experienced within our Progressive Leasing segment during much of 2022 significantly exceeded levels experienced during pre-pandemic periods. In response to increasing customer delinquencies and higher write-offs, Progressive Leasing tightened its lease decisioning several times during 2022, resulting in fewer lease approvals and an adverse impact on GMV in 2022 and the first half of 2023. Levels of customer payment delinquencies and uncollectible renewal payments for leases originated after Progressive Leasing further tightened its lease decisioning in mid-2022 improved to levels consistent with pre-pandemic lease portfolio performance. However, any meaningful increase in unemployment rates and/or a recession in the United States may result in increasing levels of customer payment delinquencies and related write-offs, which would result in an unfavorable impact on our performance.
The significant increase in inflation and interest rates, and fears of a possible recession have also unfavorably impacted consumer confidence within our customer base, resulting in a decrease in demand for the types of merchandise offered by many of our key national and regional POS partners. In light of these macroeconomic challenges and to align the cost structure of our business with our near-term revenue outlook, the Company executed on a number of cost reduction initiatives during 2022 and the first half of 2023 to drive efficiencies and right-size variable costs, while attempting to minimize the negative impact on growth-related initiatives.
Highlights
The following summarizes significant financial highlights from the three months ended June 30, 2023:
•We reported revenues of $592.8 million, a decrease of 8.7% compared to the second quarter of 2022. The decrease in revenues was primarily due to a 13.9% decrease in consolidated GMV for the three months ended June 30, 2023, as compared to the same period in the prior year, due to tightened lease decisioning by Progressive Leasing in mid-2022, and decreased customer demand for many of the products offered by our POS partners. Revenues were also impacted by a smaller lease portfolio at the beginning of the quarter as compared to the second quarter of 2022, and a decline in the number of customers electing to exercise early lease buyouts when compared to the same period in the prior year. The decline in revenues was partially offset by improved customer payment activity in the second quarter of 2023, as compared to the second quarter of 2022.
•GMV decreased by $72.8 million for Progressive Leasing and $7.2 million for Vive in the second quarter of 2023, compared to the same period in the prior year. These decreases were due to tighter lease and loan decisioning, resulting in fewer lease and loan originations, and the rate of inflation eroding customers' disposable incomes and reducing their demand for many of the goods sold by our POS partners. These negative impacts were partially offset by GMV from our other operations, which increased by $3.2 million primarily due to an increase in Four loan originations in the second quarter of 2023 compared to the second quarter of 2022.
•Earnings before income taxes increased to $52.0 million compared to $27.3 million in the same period in 2022. The increase was primarily driven by improved customer payment activity, fewer customers electing early lease buyouts, lower restructuring costs, and an increase in interest income on the Company's cash and cash equivalent deposits resulting from higher interest rates, partially offset by higher stock-based compensation expense.
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
The following table presents our GMV for the Company for the periods presented:

	Three Months Ended June 30,		Change
(Unaudited and In Thousands)	2023	2022	$	%
Progressive Leasing	$421,220	$494,003	$(72,783)	(14.7)%
Vive	39,850	47,003	(7,153)	(15.2)
Other	14,600	11,394	3,206	28.1
Total GMV	$475,670	$552,400	$(76,730)	(13.9)%
The decrease in Progressive Leasing's and Vive's GMV was primarily due to our tighter lease and loan decisioning in mid 2022 to address the unfavorable economic conditions that were present in 2022, resulting in fewer lease and loan approvals, and also due to the rate of inflation eroding customers' disposable incomes and their demand for many of the goods sold by our POS partners. We believe these factors have unfavorably impacted the generation of new leases and loans. E-commerce channels generated 15.0% of Progressive Leasing's GMV in the second quarter of 2023 compared to 15.6% in the second quarter of 2022. The decrease in total GMV was partially offset by an increase in GMV from our other operations, primarily due to an increase in Four loan originations.

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

As of June 30 (Unaudited and In Thousands)	2023	2022
Active Customer Count:
Progressive Leasing	843	965
Vive	90	90
Other	23	22
Total Active Customer Count	956	1,077
The decrease in the number of Progressive Leasing customers was primarily due to a decrease in customer demand for the types of merchandise typically purchased through our lease-to-own solutions and the tightening of our lease decisioning in 2022 to address the unfavorable economic conditions that were driving higher customer payment delinquencies and uncollectible renewal payments during much of 2022. The number of Vive and Other customers remained consistent compared to the second quarter of 2022.
Key Components of Earnings Before Income Taxes
In this MD&A section, we review our condensed consolidated results. For the three and six months ended June 30, 2023 and the comparable prior year period, some of the key revenue, cost and expense items that affected earnings before income taxes were as follows:
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

Results of Operations – Three months ended June 30, 2023 and 2022

	Three Months Ended June 30,		Change
(In Thousands)	2023	2022	$	%
REVENUES:
Lease Revenues and Fees	$574,839	$631,344	$(56,505)	(8.9)%
Interest and Fees on Loans Receivable	18,007	18,100	(93)	(0.5)
	592,846	649,444	(56,598)	(8.7)
COSTS AND EXPENSES:
Depreciation of Lease Merchandise	384,874	439,113	(54,239)	(12.4)
Provision for Lease Merchandise Write-Offs	40,965	61,788	(20,823)	(33.7)
Operating Expenses	107,710	111,606	(3,896)	(3.5)
	533,549	612,507	(78,958)	(12.9)
OPERATING PROFIT	59,297	36,937	22,360	60.5
Interest Expense, Net	(7,283)	(9,608)	2,325	24.2
EARNINGS BEFORE INCOME TAX EXPENSE	52,014	27,329	24,685	90.3
INCOME TAX EXPENSE	14,796	7,845	6,951	88.6
NET EARNINGS	$37,218	$19,484	$17,734	91.0%
Revenues
Information about our revenues by source and reportable segment is as follows:

	Three Months Ended June 30, 2023				Three Months Ended June 30, 2022
(In Thousands)	Progressive Leasing	Vive	Other	Total	Progressive Leasing	Vive	Other	Total
Lease Revenues and Fees	$574,839	$—	$—	$574,839	$631,344	$—	$—	$631,344
Interest and Fees on Loans Receivable	—	17,187	820	18,007	—	17,518	582	18,100
Total	$574,839	$17,187	$820	$592,846	$631,344	$17,518	$582	$649,444
The decrease in Progressive Leasing revenues was primarily due to a 14.7% decrease in Progressive Leasing's GMV for the three months ended June 30, 2023, as compared to the same period in the prior year, due to tightened lease decisioning beginning in mid-2022, and decreased customer demand for many of the products offered by our POS partners. Revenues were also impacted by a smaller lease portfolio at the beginning of the quarter as compared to the second quarter of 2022, and a decline in the number of customers electing to exercise early lease buyouts when compared to the same period in the prior year. The decline in revenues was partially offset by improved customer payment activity in the second quarter of 2023, as compared to the second quarter of 2022. Vive and Other revenues remained relatively flat as compared to the second quarter of 2022.

Operating Expenses
Information about certain significant components of operating expenses for the second quarter of 2023 as compared to the second quarter of 2022 is as follows:

	Three Months Ended June 30,		Change
(In Thousands)	2023	2022	$	%
Personnel Costs[1]	$46,852	$49,282	$(2,430)	(4.9)%
Stock-Based Compensation	6,845	2,417	4,428	183.2
Occupancy Costs	1,296	1,740	(444)	(25.5)
Advertising	3,637	3,543	94	2.7
Professional Services	7,149	6,317	832	13.2
Sales Acquisition Expense[2]	6,726	7,796	(1,070)	(13.7)
Computer Software Expense[3]	6,412	6,522	(110)	(1.7)
Bank Service Charges	2,719	3,082	(363)	(11.8)
Other Sales, General and Administrative Expense	8,404	9,262	(858)	(9.3)
Sales, General and Administrative Expense[4]	90,040	89,961	79	0.1
Provision for Loan Losses	8,791	8,778	13	0.1
Depreciation and Amortization	7,916	8,539	(623)	(7.3)
Restructuring Expense	963	4,328	(3,365)	(77.7)
Operating Expenses	$107,710	$111,606	$(3,896)	(3.5)%
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
4 Progressive Leasing's sales, general and administrative expense was $78.3 million and $81.9 million during the three months ended June 30, 2023 and 2022, respectively.
The decrease in personnel costs of $2.4 million was driven primarily by a decrease of $3.0 million at Progressive Leasing, attributable to its reduction in the number of employees during the second half of 2022 as part of its restructuring and cost cutting initiatives. Personnel costs attributable to Four and other strategic businesses also decreased by $0.2 million compared to the same period in 2022. These decreases were partially offset by an increase of $0.8 million at Vive.
Stock-based compensation increased $4.4 million compared to the same period in 2022, consisting of increases of $2.3 million at Progressive Leasing, $1.9 million at Four and other strategic businesses, and $0.2 million at Vive. The increases at Progressive Leasing and Four were primarily due to the Company determining in the second quarter of 2022 that tranches of performance stock units granted earlier in 2022 were no longer probable of being earned, resulting in the reversal of stock-based compensation expense. Stock-based compensation was also impacted by increases to the estimated number of performance stock units expected to be earned from those granted in 2023, resulting in an increase of stock-based compensation expense for these awards during the second quarter of 2023.
Restructuring expense decreased $3.4 million due to a decline in restructuring activities during the three months ended June 30, 2023 compared to the same period in 2022. For the three months ended June 30, 2023, restructuring costs were primarily related to employee severance within Progressive Leasing. For the same period in 2022, restructuring costs included a higher amount of employee severance within Progressive Leasing, in addition to operating lease right-of-use asset impairment charges related to the relocation of the Vive corporate headquarters and a reduction of Progressive Leasing call center office space.
Other Costs and Expenses
Depreciation of lease merchandise. Depreciation of lease merchandise decreased by 12.4% during the three months ended June 30, 2023 compared to the same period in 2022. The decrease was primarily due to the decline in GMV resulting from Progressive Leasing's tightening of its decisioning in mid-2022. As a percentage of total lease revenues and fees, depreciation of lease merchandise decreased to 67.0% from 69.6% in the prior year quarter, primarily due to improved customer payment activity and lower early buyouts in the three months ended June 30, 2023 as compared to the same period in 2022.

Provision for lease merchandise write-offs. The provision for lease merchandise write-offs decreased $20.8 million due to a reduction in the size of Progressive Leasing's lease portfolio during the three months ended June 30, 2023 compared to the same period in 2022. The provision for lease merchandise write-offs also decreased due to improved customer payment activity and lower write-offs in the second quarter of 2023, resulting from Progressive Leasing's tightening of its decisioning in mid-2022, as compared to the higher customer delinquencies and write-offs experienced in the second quarter of 2022. Given the significant economic uncertainty resulting from inflation, rising interest rates, the resumption of student loan repayment obligations in October 2023, and the potential effects of such developments on Progressive Leasing's POS partners, customers, and business going forward, a high level of estimation was involved in determining the allowance as of June 30, 2023. Actual lease merchandise write-offs could differ materially from the allowance for those write-offs.
The provision for lease merchandise write-offs as a percentage of lease revenues decreased to 7.1% during the three months ended June 30, 2023 from 9.8% in the same period in 2022. The decrease in the provision was a result of improved customer payment activity and lower write-offs due to the Company tightening its lease decisioning in mid-2022.
Interest expense, net. Interest expense, net decreased $2.3 million due to interest income earned on the Company's deposits in cash and cash equivalents resulting from higher interest rates. The Company earned interest income of $2.4 million during the three months ended June 30, 2023 compared to an immaterial amount during the same period in 2022.
Information about interest expense and interest income is as follows:

	Three Months Ended June 30,		Change
(In Thousands)	2023	2022	$	%
Interest Expense, Net:
Interest Expense	$9,672	$9,656	$16	0.2%
Interest Income	(2,389)	(48)	(2,341)	nmf
Total Interest Expense, Net	$7,283	$9,608	$(2,325)	(24.2)%
nmf - Calculation is not meaningful
Earnings Before Income Tax Expense
Information about our earnings before income tax expense by reportable segment is as follows:

	Three Months Ended June 30,		Change
(In Thousands)	2023	2022	$	%
EARNINGS BEFORE INCOME TAX EXPENSE:
Progressive Leasing	$55,422	$27,383	$28,039	102.4%
Vive	1,758	3,355	(1,597)	(47.6)
Other	(5,166)	(3,409)	(1,757)	(51.5)
Total Earnings Before Income Tax Expense	$52,014	$27,329	$24,685	90.3%
The loss before income tax expense within Other primarily relates to our Four operations. Factors impacting the change in earnings before income taxes for each reporting segment are discussed above.
Income Tax Expense
Income tax expense increased to $14.8 million for the three months ended June 30, 2023 compared to $7.8 million in the prior year comparable period due to higher earnings before income tax expense. The effective income tax rate for the three months ended June 30, 2023 was 28.4% compared to 28.7% for the same period in 2022.

Results of Operations – Six Months Ended June 30, 2023 and 2022

	Six Months Ended June 30,		Change
(In Thousands)	2023	2022	$	%
REVENUES:
Lease Revenues and Fees	$1,211,921	$1,324,258	$(112,337)	(8.5)%
Interest and Fees on Loans Receivable	36,065	35,650	415	1.2
	1,247,986	1,359,908	(111,922)	(8.2)
COSTS AND EXPENSES:
Depreciation of Lease Merchandise	820,313	936,124	(115,811)	(12.4)
Provision for Lease Merchandise Write-Offs	79,329	112,118	(32,789)	(29.2)
Operating Expenses	212,969	225,264	(12,295)	(5.5)
	1,112,611	1,273,506	(160,895)	(12.6)
OPERATING PROFIT	135,375	86,402	48,973	56.7
Interest Expense, Net	(15,774)	(19,237)	3,463	18.0
EARNINGS BEFORE INCOME TAX EXPENSE	119,601	67,165	52,436	78.1
INCOME TAX EXPENSE	34,350	20,546	13,804	67.2
NET EARNINGS	$85,251	$46,619	$38,632	82.9%
Revenues
Information about our revenues by source and reportable segment is as follows:

	Six Months Ended June 30, 2023				Six Months Ended June 30, 2022
(In Thousands)	Progressive Leasing	Vive	Other	Total	Progressive Leasing	Vive	Other	Total
Lease Revenues and Fees	$1,211,921	$—	$—	$1,211,921	$1,324,258	$—	$—	$1,324,258
Interest and Fees on Loans Receivable	—	34,340	1,725	36,065	—	34,634	1,016	35,650
Total Revenues	$1,211,921	$34,340	$1,725	$1,247,986	$1,324,258	$34,634	$1,016	$1,359,908
The decrease in Progressive Leasing revenues was primarily due to a decrease in Progressive Leasing's GMV for the six months ended June 30, 2022, as compared to the same period in the prior year, due to tightened lease decisioning in mid-2022, and decreased customer demand for many of the products offered by our POS partners. Revenues were also impacted by a smaller lease portfolio at the beginning of the period as compared to the same period in the prior year, and a decline in the number of customers electing to exercise early lease buyouts during the six months ended June 30, 2023, as compared to the same period in 2022. The decline in revenues was partially offset by improved customer payment activity in the first half of 2023, as compared to the first half of 2022. Vive revenues remained relatively flat as compared to the six months ended June 30, 2022 and the increase in "Other" revenue was primarily driven by strong GMV growth within our Four operations.

Operating Expenses
Information about certain significant components of operating expenses for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022 is as follows:

	Six Months Ended June 30,		Change
(In Thousands)	2023	2022	$	%
Personnel Costs[1]	$93,913	$102,867	$(8,954)	(8.7)%
Stock-Based Compensation	12,260	9,040	3,220	35.6
Occupancy Costs	2,679	3,344	(665)	(19.9)
Advertising	6,959	8,047	(1,088)	(13.5)
Professional Services	11,706	11,772	(66)	(0.6)
Sales Acquisition Expense[2]	13,972	13,889	83	0.6
Computer Software Expense[3]	12,659	13,118	(459)	(3.5)
Bank Service Charges	5,634	6,512	(878)	(13.5)
Other Sales, General and Administrative Expense	18,067	18,866	(799)	(4.2)
Sales, General and Administrative Expense[4]	177,849	187,455	(9,606)	(5.1)
Provision for Loan losses	17,505	16,460	1,045	6.3
Depreciation and Amortization	15,895	17,021	(1,126)	(6.6)
Restructuring Expense	1,720	4,328	(2,608)	(60.3)
Operating Expenses	$212,969	$225,264	$(12,295)	(5.5)%
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
4 Progressive Leasing's sales, general and administrative expense was $154.2 million and $167.9 million during the six months ended June 30, 2023 and 2022, respectively.
The decrease in personnel costs of $9.0 million was driven by a decrease of $10.0 million at Progressive Leasing attributable to its reduction in the number of employees during the second half of 2022 as part of its restructuring and cost cutting initiatives. Personnel costs attributable to Four and other strategic businesses also decreased by $0.7 million during the same period in 2022. These decreases were partially offset by an increase of $1.7 million at Vive.
Stock-based compensation increased $3.2 million compared to 2022, consisting of increases of $1.8 million at Progressive Leasing, $1.0 million at Four and other strategic businesses, and $0.4 million at Vive. The lower stock-based compensation in 2022 was the result of: (i) the Company determining in the second quarter of 2022 that performance stock units that had been granted to Four executives were no longer probable of being earned; (ii) the reversal of the stock-based compensation expense for performance stock units granted in 2022 that were tied to the performance of Progressive Leasing, based upon the Company's determination that those performance units were no longer probable of being earned; and (iii) other stock-based forfeitures related to the Progressive Leasing restructuring program. During 2023, the estimated payout of performance stock units granted in 2023 was increased based on revisions to the Company's forecasted results, further increasing the stock-based compensation expense during the six months ended June 30, 2023.
Restructuring expense decreased $2.6 million primarily due to a decline in restructuring activities during the six months ended June 30, 2023 compared to the same period in 2022. For the six months ended June 30, 2023, restructuring costs were primarily related to employee severance within Progressive Leasing. For the same period in 2022, restructuring costs included a higher amount of employee severance within Progressive Leasing, in addition to operating lease right-of-use asset impairment charges related to the relocation of the Vive corporate headquarters and a reduction of Progressive Leasing call center office space.
Other Costs and Expenses
Depreciation of lease merchandise. Depreciation of lease merchandise decreased by 12.4% during the six months ended June 30, 2023 compared to the same period in 2022. The decrease was primarily due to the decline in GMV resulting from Progressive Leasing's tightening of its decisioning in mid-2022. As a percentage of total lease revenues and fees, depreciation of lease merchandise decreased to 67.7% from 70.7% in the prior year period, primarily due to improved customer payment activity and lower early buyouts in the six months ended June 30, 2023 as compared to the same period in 2022.

Provision for lease merchandise write-offs. The provision for lease merchandise write-offs decreased $32.8 million due to a reduction in the size of Progressive Leasing's lease portfolio during the six months ended June 30, 2023, compared to the same period in 2022. The provision for lease merchandise write-offs as a percentage of lease revenues decreased to 6.5% during the six months ended June 30, 2023 from 8.5% in the same period in 2022. The decrease in the provision was a result of improved customer payment activity and lower write-offs due to the Company tightening its lease decisioning in mid-2022. Given the significant economic uncertainty resulting from the rate of the increase in inflation, rising interest rates, and the potential effects of such developments on Progressive Leasing's POS partners, customers, and business going forward, a high level of estimation was involved in determining the allowance as of June 30, 2023. Actual lease merchandise write-offs could differ materially from the allowance for those write-offs.
Interest expense, net. Interest expense, net decreased $3.5 million due to interest income earned on the Company's deposits in cash and cash equivalents resulting from higher interest rates. The Company earned interest income of $3.6 million during the three months ended June 30, 2023 compared to $0.1 million during the same period in 2022.
Information about interest expense and interest income is as follows:

	Six Months Ended June 30,		Change
(In Thousands)	2023	2022	$	%
Interest Expense, Net:
Interest Expense	$19,370	$19,290	$80	0.4%
Interest Income	(3,596)	(53)	(3,543)	nmf
Total Interest Expense, Net	$15,774	$19,237	$(3,463)	(18.0)%
nmf - Calculation is not meaningful
Earnings Before Income Tax Expense
Information about our earnings before income tax expense by reportable segment is as follows:

	Six Months Ended June 30,		Change
(In Thousands)	2023	2022	$	%
EARNINGS BEFORE INCOME TAX EXPENSE:
Progressive Leasing	$126,473	$69,464	$57,009	82.1%
Vive	3,921	7,778	(3,857)	(49.6)
Other	(10,793)	(10,077)	(716)	(7.1)
Total Earnings Before Income Tax Expense	$119,601	$67,165	$52,436	78.1%
The loss before income tax expense within "Other" primarily relates to our Four operations. Factors impacting the change in earnings before income tax expense for each reporting segment are discussed above.
Income Tax Expense
Income tax expense increased to $34.4 million for the six months ended June 30, 2023 compared to $20.5 million in the prior year comparable period due to lower earnings before income tax expense in the prior year period. The effective tax rate was 28.7% during the six months ended June 30, 2023 compared to 30.6% in the same period in 2022. The decrease in the effective tax rate was primarily driven by higher earnings before income tax expense.

Overview of Financial Position
The major changes in the condensed consolidated balance sheet from December 31, 2022 to June 30, 2023 include:
•Cash and cash equivalents increased $120.9 million to $252.8 million during the six months ended June 30, 2023. For additional information, refer to the "Liquidity and Capital Resources" section below.
•Lease merchandise, net of accumulated depreciation and allowances, decreased $99.1 million due primarily to a 22.1% decrease in Progressive Leasing's GMV for the second quarter of 2023 as compared to the fourth quarter of 2022.
•Accounts Receivable, net of allowances, decreased $11.3 million primarily due to a 22.1% decrease in Progressive Leasing's GMV for the second quarter of 2023 compared to the fourth quarter of 2022.

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
Our capital requirements have been financed through:
•cash flows from operations;
•private debt offerings;
•bank debt; and
•stock offerings.
As of June 30, 2023, the Company had $252.8 million of cash, $350.0 million of availability under the Revolving Facility, and $600.0 million of indebtedness.
Cash Provided by Operating Activities
Cash provided by operating activities was $205.4 million and $155.7 million during the six months ended June 30, 2023 and 2022, respectively. The $49.7 million increase in operating cash flows was primarily driven by the $38.6 million increase in net earnings and a $148.5 million decrease in purchases of lease merchandise compared to the same period in 2022. Changes in certain working capital accounts also contributed to operating cash flows. Other changes in cash provided by operating activities are discussed above in our discussion of results for the six months ended June 30, 2023.
Cash Used in Investing Activities
Cash used in investing activities was $10.6 million and $22.0 million during the six months ended June 30, 2023 and 2022, respectively. The $11.4 million decrease in investing cash outflows was primarily the result of a $8.3 million increase in proceeds from loans receivable, while the corresponding decrease in cash outflows for investments in loans receivable was $2.0 million. Cash outflows for the purchase of property and equipment also decreased by $1.1 million compared to the same period in 2022.
Cash Used in Financing Activities
Cash used in financing activities was $73.8 million during the six months ended June 30, 2023 compared to $176.6 million during the same period in 2022. Cash used in financing activities in the six months ended June 30, 2023 was primarily for the Company's repurchase of $71.8 million of its common stock, compared to $176.5 million of share repurchases in the same period in the prior year.

Share Repurchases
We purchase our stock in the market from time to time as authorized by our Board of Directors. On November 3, 2021, the Company announced that its Board of Directors had authorized a new $1 billion share repurchase program that replaced the previous $300 million repurchase program. The Company repurchased 2,541,764 shares for $71.8 million during the six months ended June 30, 2023. That amount does not include any excise tax that may be assessed on those repurchases. As of June 30, 2023, we had the authority to purchase additional shares up to our remaining authorization limit of $265.4 million.
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
As of June 30, 2023, the Company had no outstanding balance and $350.0 million remaining available for borrowings on the Revolving Facility. The Revolving Facility includes an uncommitted incremental facility increase option ("Incremental Facilities") which, subject to certain terms and conditions, permits the Company at any time prior to the maturity date to request an increase in extensions of credit available thereunder by an aggregate additional principal amount of up to $300.0 million.
Our Revolving Facility contains certain financial covenants, which include requirements that the Company maintain ratios of (i) total net debt to EBITDA of no more than 2.50:1.00 and (ii) consolidated interest coverage of no less than 3.00:1.00. The Company will be in default under the Revolving Facility if it fails to comply with these covenants, and all borrowings outstanding may become due immediately. Additionally, under the Revolving Facility, if the total net debt to EBITDA, as defined by the Revolving Facility, exceeds 1.25, the revolver becomes fully secured for the remaining duration of the Revolving Facility term. As of June 30, 2022, the Company exceeded the 1.25 total net debt to EBITDA ratio and the Revolving Facility became fully secured. At June 30, 2023, we were in compliance with the financial covenants set forth in the Revolving Facility and believe that we will continue to be in compliance in the future.
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
The indenture discussed above contains various other covenants and obligations to which the Company and its subsidiaries are subject while the Senior Notes are outstanding. The covenants in the indenture may limit the extent to which, or the ability of the Company and its subsidiaries to, among other things: (i) incur additional debt and guarantee debt; (ii) pay dividends or make other distributions or repurchase or redeem capital stock; (iii) prepay, redeem or repurchase certain debt; (iv) issue certain preferred stock or similar equity securities; (v) make loans and investments; (vi) sell assets; (vii) incur liens; (viii) enter into transactions with affiliates; (ix) enter into agreements restricting the ability of the Company’s subsidiaries to pay dividends; and (x) consolidate, merge or sell all or substantially all of the Company’s assets. The indenture also contains customary events of default for transactions of this type and amount. We were in compliance with these covenants at June 30, 2023 and believe that we will continue to be in compliance in the future.
Commitments
Income Taxes
During the six months ended June 30, 2023, we made net tax payments of $53.6 million. Within the next six months, we anticipate making estimated tax payments of $27.7 million for United States federal income taxes and state income taxes.
Deferred income tax liabilities as of June 30, 2023 were $116.0 million. Deferred income tax liabilities are calculated based on temporary differences between the tax basis of assets and liabilities and their respective book basis, which will result in taxable amounts in future years when the liabilities are settled at their reported financial statement amounts. The results of these calculations do not have a direct connection with the amount of cash taxes to be paid in any future periods.

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
Contractual Obligations and Commitments
Future interest payments on the Company's variable-rate debt are based on a rate per annum equal to, at our option, (i) the Secured Overnight Financing Rate ("SOFR") plus a margin within the range of 1.5% to 2.5% for revolving loans, based on total leverage, or (ii) the administrative agent's base rate plus a margin ranging from 0.5% to 1.5%, as specified in the agreement. Future interest payments related to our Revolving Facility are based on the borrowings outstanding at that time. Future interest payments may be different depending on future borrowing activity and interest rates. The Company had no outstanding borrowings under the Revolving Facility as of June 30, 2023.
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
Unfunded Lending Commitments
The Company, through its Vive business, had unconditionally cancellable unfunded lending commitments totaling approximately $533.0 million and $513.7 million as of June 30, 2023 and December 31, 2022, respectively, that do not give rise to revenues and cash flows. These unfunded commitments arise in the ordinary course of business from credit card agreements with individual cardholders that give them the ability to borrow, against unused amounts, up to the maximum credit limit assigned to their account. While these unfunded amounts represented the total available unused lines of credit, the Company does not anticipate that all cardholders will utilize their entire available line at any given point in time. Commitments to extend unsecured credit are agreements to lend to a cardholder so long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.
Critical Accounting Policies
Refer to the 2022 Annual Report.
Recent Accounting Pronouncements
Refer to Note 1 to the condensed consolidated financial statements for a discussion of recently issued accounting pronouncements, including pronouncements that were adopted in the current year.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As of June 30, 2023, we had no outstanding borrowings under our Revolving Facility. Borrowings under the Revolving Facility are indexed to the SOFR or the prime rate, which exposes us to the risk of increased interest costs if interest rates rise. Based on the fact that the Company had no variable-rate debt outstanding as of June 30, 2023, a hypothetical 1.0% increase or decrease in interest rates would not affect interest expense.
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
Changes in Internal Control Over Financial Reporting.
There were no changes in the Company’s internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, during the three and six months ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
ITEM 1A.RISK FACTORS
The Company does not have any updates to its risk factors disclosure from that previously reported in the 2022 Annual Report.
ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table presents our share repurchase activity for the three months ended June 30, 2023:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs [1]
April 1, 2023 through April 30, 2023	—	$—	—	$300,804,315
May 1, 2023 through May 31, 2023	530,000	31.28	530,000	284,225,376
June 1, 2023 through June 30, 2023	553,115	33.96	553,115	265,440,247
Total	1,083,115		1,083,115
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

10.1*
Second Amendment to Credit Agreement, dated as of May 26, 2023, entered into among Progressive Finance Holdings, LLC, PROG Holdings, Inc. and the other Guarantors party thereto, the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from this Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in Inline XBRL (included in Exhibit 101)

*Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROG Holdings, Inc.
(Registrant)

Date:	July 26, 2023	By:	/s/ BRIAN GARNER
Brian Garner
Chief Financial Officer
(Principal Financial Officer)

Date:	July 26, 2023	By:	/s/ MATT SEWELL
Matt Sewell
Vice President, Financial Reporting
(Principal Accounting Officer)