Form 10-Q
period 2023-09-30
PROG Holdings, Inc.
filed 2023-10-25
CIK 1808834

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ________________________________
 FORM 10-Q
________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED September 30, 2023
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

Large Accelerated Filer	☒		Accelerated Filer	☐

Non-Accelerated Filer	☐	(Do not check if a smaller reporting company)	Smaller Reporting Company	☐

Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act				☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
    Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class	Shares Outstanding as of October 20, 2023
Common Stock, $0.50 Par Value	44,722,262

PROG HOLDINGS, INC.

PART I – FINANCIAL INFORMATION
ITEM 1.FINANCIAL STATEMENTS
PROG HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	September 30, 2023	December 31, 2022
	(In Thousands, Except Share Data)
ASSETS:
Cash and Cash Equivalents	$294,786	$131,880
Accounts Receivable (net of allowances of $68,035 in 2023 and $69,264 in 2022)	55,799	64,521
Lease Merchandise (net of accumulated depreciation and allowances of $451,923 in 2023 and $467,355 in 2022)	521,226	648,043
Loans Receivable (net of allowances and unamortized fees of $49,754 in 2023 and $53,635 in 2022)	119,929	130,966
Property and Equipment, Net	23,926	23,852
Operating Lease Right-of-Use Assets	9,932	11,875
Goodwill	296,061	296,061
Other Intangibles, Net	97,314	114,411
Income Tax Receivable	20,764	18,864
Deferred Income Tax Assets	2,851	2,955
Prepaid Expenses and Other Assets	46,569	48,481
Total Assets	$1,489,157	$1,491,909
LIABILITIES & SHAREHOLDERS’ EQUITY:
Accounts Payable and Accrued Expenses	$146,535	$135,025
Deferred Income Tax Liabilities	104,820	137,261
Customer Deposits and Advance Payments	30,611	37,074
Operating Lease Liabilities	17,114	21,122
Debt	591,940	590,966
Total Liabilities	891,020	921,448
Commitments and Contingencies (Note 4)
SHAREHOLDERS' EQUITY:
Common Stock, Par Value $0.50 Per Share: Authorized: 225,000,000 Shares at September 30, 2023 and December 31, 2022; Shares Issued: 82,078,654 at September 30, 2023 and December 31, 2022	41,039	41,039
Additional Paid-in Capital	347,806	338,814
Retained Earnings	1,274,498	1,154,235
	1,663,343	1,534,088
Less: Treasury Shares at Cost
Common Stock: 37,356,392 Shares at September 30, 2023 and 34,044,102 at December 31, 2022	(1,065,206)	(963,627)
Total Shareholders’ Equity	598,137	570,461
Total Liabilities & Shareholders’ Equity	$1,489,157	$1,491,909
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

PROG HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In Thousands, Except Per Share Data)
REVENUES:
Lease Revenues and Fees	$564,183	$606,585	$1,776,104	$1,930,843
Interest and Fees on Loans Receivable	18,694	19,236	54,759	54,886
	582,877	625,821	1,830,863	1,985,729
COSTS AND EXPENSES:
Depreciation of Lease Merchandise	381,844	422,589	1,202,157	1,358,713
Provision for Lease Merchandise Write-offs	36,966	43,537	116,295	155,655
Operating Expenses	109,183	112,733	322,152	337,997
Impairment of Goodwill	—	10,151	—	10,151
	527,993	589,010	1,640,604	1,862,516
OPERATING PROFIT	54,884	36,811	190,259	123,213
Interest Expense, Net	(6,775)	(9,463)	(22,549)	(28,700)
EARNINGS BEFORE INCOME TAX EXPENSE	48,109	27,348	167,710	94,513
INCOME TAX EXPENSE	13,097	11,343	47,447	31,889
NET EARNINGS	$35,012	$16,005	$120,263	$62,624
EARNINGS PER SHARE
Basic	$0.77	$0.32	$2.58	$1.18
Assuming Dilution	$0.76	$0.32	$2.56	$1.18

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	45,515	50,461	46,606	52,896
Assuming Dilution	46,133	50,547	47,048	53,053
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

PROG HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2023	2022
	(In Thousands)
OPERATING ACTIVITIES:
Net Earnings	$120,263	$62,624
Adjustments to Reconcile Net Earnings to Cash Provided by Operating Activities:
Depreciation of Lease Merchandise	1,202,157	1,358,713
Other Depreciation and Amortization	23,876	25,446
Provisions for Accounts Receivable and Loan Losses	253,217	318,314
Stock-Based Compensation	19,081	13,930
Deferred Income Taxes	(32,337)	(5,748)
Impairment of Goodwill	—	10,151
Non-Cash Lease Expense	(2,065)	838
Other Changes, Net	(4,397)	(5,785)
Changes in Operating Assets and Liabilities:
Additions to Lease Merchandise	(1,195,051)	(1,369,388)
Book Value of Lease Merchandise Sold or Disposed	119,711	158,582
Accounts Receivable	(216,469)	(280,096)
Prepaid Expenses and Other Assets	2,304	(1,077)
Income Tax Receivable and Payable	(21)	3,411
Operating Lease Right-of-Use Assets and Liabilities	—	1,133
Accounts Payable and Accrued Expenses	8,735	3,220
Customer Deposits and Advance Payments	(6,463)	(11,118)
Cash Provided by Operating Activities	292,541	283,150
INVESTING ACTIVITIES:
Investments in Loans Receivable	(138,922)	(147,711)
Proceeds from Loans Receivable	127,079	115,226
Outflows on Purchases of Property and Equipment	(6,952)	(7,488)
Proceeds from Property and Equipment	30	18
Proceeds from Acquisitions of Businesses	—	6
Cash Used in Investing Activities	(18,765)	(39,949)
FINANCING ACTIVITIES:
Acquisition of Treasury Stock	(108,276)	(187,361)
Tender Offer Shares Repurchased and Retired	—	(274)
Issuance of Stock Under Stock Option Plans	695	663
Shares Withheld for Tax Payments	(3,260)	(2,902)
Debt Issuance Costs	(29)	(1,600)
Cash Used in Financing Activities	(110,870)	(191,474)
Increase in Cash and Cash Equivalents	162,906	51,727
Cash and Cash Equivalents at Beginning of Period	131,880	170,159
Cash and Cash Equivalents at End of Period	$294,786	$221,886
Net Cash Paid During the Period:
Interest	$18,768	$17,306
Income Taxes	$76,817	$31,087
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
Our Progressive Leasing segment provides consumers with lease-purchase solutions through its point-of-sale partner locations and e-commerce website partners in the United States and Puerto Rico (collectively, "POS partners"). It does so by purchasing merchandise from the POS partners desired by customers and, in turn, leasing that merchandise to the customers through a cancellable lease-to-own transaction. Progressive Leasing has no stores of its own, but rather offers lease-purchase solutions to the customers of traditional and e-commerce retailers.
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
PROG Holdings’ ecosystem of financial technology offerings also includes Four Technologies, Inc. ("Four"), an innovative Buy Now, Pay Later ("BNPL") company that allows shoppers to pay for merchandise through four interest-free installments. Shoppers use Four to purchase furniture, clothing, electronics, health and beauty products, footwear, jewelry, and other consumer goods from retailers across the United States. Four is not a reportable segment for the three and nine month periods ended September 30, 2023 as its financial results are not material to the Company's condensed consolidated financial results.
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
The accompanying unaudited condensed consolidated financial statements do not include all information required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments, which are of a normal recurring nature, considered necessary for a fair presentation have been included in the accompanying unaudited condensed consolidated financial statements. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2022 (the "2022 Annual Report") filed with the United States Securities and Exchange Commission on February 22, 2023. The results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of operating results for the full year.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(Shares In Thousands)	2023	2022	2023	2022
Weighted Average Shares Outstanding	45,515	50,461	46,606	52,896
Dilutive Effect of Share-Based Awards	618	86	442	157
Weighted Average Shares Outstanding Assuming Dilution	46,133	50,547	47,048	53,053
Approximately 614,000 and 880,000 weighted-average share-based awards were excluded from the computation of earnings per share assuming dilution during the three and nine months ended September 30, 2023, respectively, as the awards would have been anti-dilutive for the periods presented.
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
Accounts Receivable
Accounts receivable consist primarily of receivables due from customers of Progressive Leasing and amounted to $55.8 million and $64.5 million, net of allowances, as of September 30, 2023 and December 31, 2022, respectively.
The Company maintains an accounts receivable allowance, which primarily relates to its Progressive Leasing operations and, to a lesser extent, receivables from Vive's POS partners. The Company’s policy is to record an allowance for uncollectible renewal payments based on historical collection experience. Other qualitative factors, such as current and forecasted business trends, are considered in estimating the allowance. Given the significant uncertainty regarding the impacts of inflation, higher interest rates, the resumption of student loan repayments, and/or unemployment rates on our business, a high level of estimation was involved in determining the allowance as of September 30, 2023. Therefore, actual future accounts receivable write-offs may differ materially from the allowance. If the significant increase in inflation that began during 2022 continues in future periods, or if the current level of inflation does not decrease, such developments may further adversely impact certain customers' ability to continue to make payments to the Company. The provision for uncollectible renewal payments is recorded as a reduction of lease revenues and fees within the condensed consolidated statements of earnings. For customer lease agreements that are past due, the Company's policy is to write off lease receivables after 120 days.

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
The following table shows the components of the accounts receivable allowance:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2023	2022	2023	2022
Beginning Balance	$65,544	$81,898	$69,264	$71,233
Net Book Value of Accounts Written Off	(87,622)	(109,203)	(256,820)	(302,945)
Recoveries	8,654	8,736	30,400	27,623
Accounts Receivable Provision	81,459	104,303	225,191	289,823
Ending Balance	$68,035	$85,734	$68,035	$85,734
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
The Company records a provision for write-offs using the allowance method. The allowance method for lease merchandise write-offs estimates the merchandise losses incurred but not yet identified by management as of the end of the accounting period based on historical write-off experience. Other qualitative factors, such as current and forecasted customer payment trends, are considered in estimating the allowance. Given the significant uncertainty regarding the impacts of inflation, higher interest rates, the resumption of student loan repayments, and/or unemployment rates on our business, a high level of estimation was involved in determining the allowance as of September 30, 2023. Actual lease merchandise write-offs may differ materially from the allowance as of September 30, 2023. If the elevated rate of inflation that began during 2022 continues in future periods, or if the current level of inflation does not decrease, such developments may further adversely impact our customers' ability to continue to make payments to the Company. For customer lease agreements that are past due, the Company's policy is to write off lease merchandise after 120 days.
The following table shows the components of the allowance for lease merchandise write-offs, which is included within lease merchandise, net in the condensed consolidated balance sheets:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2023	2022	2023	2022
Beginning Balance	$49,479	$70,579	$47,118	$54,367
Net Book Value of Merchandise Written off	(42,138)	(56,810)	(122,721)	(157,376)
Recoveries	1,788	2,329	5,403	6,989
Provision for Write-offs	36,966	43,537	116,295	155,655
Ending Balance	$46,095	$59,635	$46,095	$59,635
Vendor Incentives and Rebates Provided to POS Partners
Progressive Leasing has agreements with some of its POS partners that require additional consideration to be paid to the POS partner, including payments for exclusivity, rebates based on lease volume originations generated through the POS partners, and payments to the POS partners for marketing or other development initiatives to promote additional lease originations through these POS partners. Payments made to POS partners as consideration for them providing exclusivity to Progressive Leasing for lease-to-own transactions with customers of the POS partner are expensed on a straight-line basis over the exclusivity term. Rebates are accrued over the period the POS partner is earning the rebate, which is typically based on quarterly or annual lease origination volumes. Payments made to POS partners for marketing or development initiatives are expensed on a straight-line basis over the period the POS partner is earning the funds or the specified marketing term. Progressive Leasing expensed $6.3 million and $20.7 million for such additional consideration to POS partners, during the three and nine months ended September 30, 2023, respectively, compared to $6.2 million and $19.0 million during the three and nine

PROG HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
months ended September 30, 2022. Expenses related to additional consideration provided to POS partners are classified within operating expenses in the condensed consolidated statements of earnings.
Loans Receivable, Net
Gross loans receivable primarily represents the principal balances of credit card charges at Vive's participating merchants that remain due from cardholders, plus unpaid interest and fees due from cardholders. The allowance and unamortized fees represent uncollectible amounts; merchant fee discounts, net of capitalized origination costs; promotional fee discounts; and deferred annual card fees. Loans receivable, net, also includes $3.8 million and $5.3 million of outstanding receivables from customers of Four as of September 30, 2023 and December 31, 2022, respectively.
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
The Company calculates Vive's allowance for loan losses based on internal historical loss information and incorporates observable and forecasted macroeconomic data over a twelve-month reasonable and supportable forecast period. Incorporating macroeconomic data could have a material impact on the measurement of the allowance to the extent that forecasted data changes significantly, such as higher forecasted inflation and unemployment rates. Subsequent to the twelve-month reasonable and supportable forecast period described above, the Company reverts to using historical loss information on a straight-line basis over a six-month period. For the remaining life of the portfolio, the Company utilizes historical loss information. The Company may also consider other qualitative factors in estimating the allowance, as necessary. For the purposes of determining the allowance as of September 30, 2023, management considered qualitative factors such as the impact of the rapid increase in the rate of inflation that began during 2022 and remained high through early 2023, the more recent declines in inflation rates, as well as the beneficial impact of government stimulus measures to the Company's customer base in 2021. The allowance for loan losses is maintained at a level considered appropriate to cover expected future losses of principal, interest and fees on active loans in the loans receivable portfolio. The appropriateness of the allowance is evaluated at each period end. To the extent that actual results differ from estimates of uncollectible loans receivable, due to the volatility of inflation, forecasted higher unemployment rates, housing costs, and/or the resumption of student loan repayments in October 2023, the Company's results of operations and liquidity may be materially affected.
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
Vive extends or declines credit to an applicant through its bank partners based upon the applicant's credit rating and other factors. Below is a summary of the credit quality of the Company's loan portfolio as of September 30, 2023 and December 31, 2022 by FICO score as determined at the time of loan origination:

FICO Score Category	September 30, 2023	December 31, 2022
600 or Less	6.8%	6.9%
Between 600 and 700	77.7%	75.4%
700 or Greater	12.2%	13.4%
No Score Identified	3.3%	4.3%

PROG HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Prepaid Expenses and Other Assets
Prepaid expenses and other assets consist of the following:

(In Thousands)	September 30, 2023	December 31, 2022
Prepaid Expenses	$21,370	$18,845
Prepaid Lease Merchandise	5,955	10,134
Prepaid Software Expenses	7,006	7,022
Unamortized Initial Direct Costs on Lease Agreement Originations	5,312	6,016
Other Assets	6,926	6,464
Prepaid Expenses and Other Assets	$46,569	$48,481
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
Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consist of the following:

(In Thousands)	September 30, 2023	December 31, 2022
Accounts Payable	$16,547	$14,386
Accrued Salaries and Benefits	22,858	21,366
Accrued Sales and Personal Property Taxes	12,311	13,517
Income Taxes Payable	3,166	1,287
Uncertain Tax Positions[1]	54,030	51,110
Accrued Vendor Rebates	6,261	9,320
Other Accrued Expenses and Liabilities	31,362	24,039
Accounts Payable and Accrued Expenses	$146,535	$135,025
1 The uncertain tax positions as of September 30, 2023 and December 31, 2022 are primarily related to the Company’s tax treatment of the $175.0 million settlement payment made in 2020 to the FTC as discussed in Note 10 and Note 11 to the consolidated financial statements in the 2022 Annual Report.
Debt
On November 24, 2020, the Company entered into a credit agreement with a consortium of lenders providing for a $350.0 million senior revolving credit facility (the "Revolving Facility"), under which revolving borrowings became available at the completion of the separation and distribution transaction through which the Company's historical Aaron's Business segment was spun-off into a separate company, and under which all borrowings and commitments will mature or terminate on November 24, 2025. The Company expects that the Revolving Facility will be used to provide for working capital and capital expenditures, to finance future permitted acquisitions, and for other general corporate purposes. If the Company's total net debt to EBITDA ratio as defined by the Revolving Facility exceeds 1.25, the Revolving Facility becomes fully secured for the remaining duration of the Revolving Facility term. As of June 30, 2022, the Company exceeded the 1.25 total net debt to EBITDA ratio and the Revolving Facility became fully secured. The Company had no outstanding borrowings and $350.0 million total available credit under the Revolving Facility as of September 30, 2023 and December 31, 2022.
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

PROG HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
At September 30, 2023, the Company was in compliance with all covenants related to its outstanding debt. See Note 9 to the consolidated financial statements in the 2022 Annual Report for further information regarding the Company's indebtedness.
Goodwill
Goodwill represents the excess of the purchase price paid over the fair value of the identifiable net tangible and intangible assets acquired in connection with business acquisitions. Progressive Leasing and Four are the only reporting units with goodwill as of September 30, 2023. Impairment occurs when the reporting unit's carrying value exceeds its fair value. The Company’s goodwill is not amortized but is subject to an impairment test at the reporting unit level annually as of October 1 and more frequently if events or circumstances indicate that an impairment may have occurred. Factors which could necessitate an interim impairment assessment include a sustained decline in the Company’s stock price, prolonged negative industry or economic trends and significant underperformance relative to historical results, projected future operating results, or the Company failing to successfully execute on one or more elements of Progressive Leasing and/or Four's strategic plans.
As of September 30, 2022, the Company determined the Four goodwill was partially impaired and recorded an impairment of goodwill of $10.2 million during the third quarter of 2022. The Company engaged the assistance of a third-party valuation firm to perform the interim goodwill impairment test for the Four reporting unit. This included an assessment of the Four reporting unit's fair value relative to the carrying value that was derived using a market approach. The market approach, which includes the guideline public company method, utilized pricing multiples derived from an analysis of other publicly traded companies that operate in the Buy Now, Pay Later industry. We believe the comparable companies we evaluated as marketplace participants served as an appropriate reference when calculating fair value because those companies have similar risks, participate in similar markets, provide similar products and services for their customers and compete with Four directly. As of September 30, 2023, Four's goodwill balance was $7.3 million. Additional goodwill impairment charges may occur in future periods if the Company fails to execute on one or more elements of Four's strategic plan, Four's actual or projected results are unfavorable compared to the current forecasted operating results, and/or there are further declines in the Buy Now, Pay Later peer market multiples.
The Company completed its annual goodwill impairment test for Progressive Leasing as of October 1, 2022 and concluded that no impairment had occurred. The Company determined that there were no events or circumstances that occurred during the nine months ended September 30, 2023 that would more likely than not reduce the fair value of Progressive Leasing or Four below their carrying amounts.

PROG HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Shareholders' Equity
Changes in shareholders' equity for the nine months ended September 30, 2023 and 2022 are as follows:

	Treasury Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Total Shareholders’ Equity
(In Thousands)	Shares	Amount	Shares	Amount
Balance, December 31, 2022	(34,044)	$(963,627)	82,079	$41,039	$338,814	$1,154,235	$570,461
Stock-Based Compensation	—	—	—	—	5,460	—	5,460
Reissued Shares	166	4,778	—	—	(7,171)	—	(2,393)
Repurchased Shares	(1,459)	(36,769)	—	—	—	—	(36,769)
Net Earnings	—	—	—	—	—	48,033	48,033
Balance, March 31, 2023	(35,337)	$(995,618)	82,079	$41,039	$337,103	$1,202,268	$584,792
Stock-Based Compensation	—	—	—	—	6,886	—	6,886
Reissued Shares	52	1,439	—	—	(973)	—	466
Repurchased Shares	(1,083)	(35,713)	—	—	—	—	(35,713)
Net Earnings	—	—	—	—	—	37,218	37,218
Balance, June 30, 2023	(36,368)	$(1,029,892)	82,079	$41,039	$343,016	$1,239,486	$593,649
Stock-Based Compensation	—	—	—	—	6,889	—	6,889
Reissued Shares	57	1,462	—	—	(2,099)	—	(637)
Repurchased Shares	(1,045)	(36,776)	—	—	—	—	(36,776)
Net Earnings	—	—	—	—	—	35,012	35,012
Balance, September 30, 2023	(37,356)	$(1,065,206)	82,079	$41,039	$347,806	$1,274,498	$598,137

	Treasury Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Total Shareholders’ Equity
(In Thousands)	Shares	Amount	Shares	Amount
Balance, December 31, 2021	(25,638)	$(749,401)	82,079	$41,039	$332,244	$1,055,526	$679,408
Stock-Based Compensation	—	—	—	—	6,587	—	6,587
Reissued Shares	177	5,260	—	—	(7,776)	—	(2,516)
Repurchased Shares	(2,200)	(78,080)	—	—	—	—	(78,080)
Net Earnings	—	—	—	—	—	27,135	27,135
Balance, March 31, 2022	(27,661)	$(822,221)	82,079	$41,039	$331,055	$1,082,661	$632,534
Stock-Based Compensation	—	—	—	—	2,484	—	2,484
Reissued Shares	47	1,380	—	—	(716)	—	664
Repurchased Shares	(3,899)	(98,395)	—	—	—	—	(98,395)
Net Earnings	—	—	—	—	—	19,484	19,484
Balance, June 30, 2022	(31,513)	$(919,236)	82,079	$41,039	$332,823	$1,102,145	$556,771
Stock-Based Compensation	—	—	—	—	4,960	—	4,960
Reissued Shares	56	1,755	—	—	(2,141)	—	(386)
Repurchased Shares	(589)	(10,886)	—	—	—	—	(10,886)
Net Earnings	—	—	—	—	—	16,005	16,005
Balance, September 30, 2022	(32,046)	$(928,367)	82,079	$41,039	$335,642	$1,118,150	$566,464

PROG HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Stock-Based Compensation
During the nine months ended September 30, 2023, the Company issued 551,792 restricted stock units, 207,838 stock options, and 357,575 performance share units to certain employees, which vest over one to three-year periods for certain units and upon the achievement of specified performance conditions for other units. The weighted average fair value of the restricted stock and performance share awards was $25.58, which was based on the fair market value of the Company’s common stock on the dates of grant. The weighted average fair value of the stock option awards was $11.66, which was based on a grant date value using a Black-Scholes-Merton option pricing model. The Company will recognize the grant date fair value of the restricted stock units and stock options as stock-based compensation expense over the requisite service period of one to three years. The Company will recognize the grant date fair value of the performance units as stock-based compensation expense over the estimated vesting period based on the Company's projected assessment of the performance conditions that are probable of being achieved in accordance with ASC 718, Stock-based Compensation.
Cybersecurity Incident
As previously disclosed by the Company on September 21, 2023, Progressive Leasing recently experienced a cybersecurity incident affecting certain data and IT systems of Progressive Leasing. Promptly after detecting the incident, the Company engaged third-party cybersecurity experts and took immediate steps to respond to, remediate and investigate the incident. Law enforcement was also notified. While the Company's investigation into the incident, including identification of the data involved, remains ongoing, at this time, we believe the incident has been contained and there is no ongoing operational impact on our ability to provide our products and services. We maintain insurance, including coverage for cyber-attacks, subject to certain deductibles and policy limitations, in an amount that we believe appropriate. See Item 1A. Risk Factors for a discussion regarding our cybersecurity risks.
During the three and nine months ended September 30, 2023, the Company incurred $1.8 million for actual and anticipated costs related to the cybersecurity incident. These costs related primarily to third-party legal and consulting services, and credit monitoring services for Progressive Leasing's customers and employees that were impacted, and are included within professional services expense as a component of operating expenses in the condensed consolidated statements of earnings. The full scope of the costs and related impacts of this incident, including the extent to which these costs will be offset by the Company’s cybersecurity insurance, has not been determined. Although the Company is unable to predict the full impact of this incident, the Company does not currently expect that it will have a material effect on the Company’s financial condition and results of operations.
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
Recent Accounting Pronouncements
There have been no recent accounting pronouncements issued which are expected to have a material effect on the Company's financial statements. Management continues to monitor and review recently issued accounting guidance upon issuance.

PROG HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 2. FAIR VALUE MEASUREMENT
Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table summarizes financial liabilities measured at fair value on a recurring basis:

(In Thousands)	September 30, 2023			December 31, 2022
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Deferred Compensation Liability	$—	$2,229	$—	$—	$2,185	$—
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
The following table summarizes the fair value of the Company's debt and the loans receivable held by Vive and Four:

(In Thousands)	September 30, 2023			December 31, 2022
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Senior Notes	$—	$524,700	$—	$—	$481,320	$—
Loans Receivable, Net	$—	$—	$145,270	$—	$—	$165,690

PROG HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 3. LOANS RECEIVABLE
The following is a summary of the Company’s loans receivable, net:

(In Thousands)	September 30, 2023	December 31, 2022
Loans Receivable, Gross	$169,683	$184,601
Unamortized Fees	(9,565)	(11,207)
Loans Receivable, Amortized Cost	160,118	173,394
Allowance for Loan Losses	(40,189)	(42,428)
Loans Receivable, Net of Allowances and Unamortized Fees[1]	$119,929	$130,966
1 Loans Receivable, Net of Allowances and Unamortized Fees, attributable to Four was $3.8 million and $5.3 million as of September 30, 2023 and December 31, 2022, respectively.
The table below presents credit quality indicators of the amortized cost of the Company's loans receivable by origination year:

(In Thousands)
As of September 30, 2023	2023	2022	2021 and Prior	Revolving Loans	Total
FICO Score Category:
600 or Less	$—	$—	$—	$11,131	$11,131
Between 600 and 700	—	—	—	124,622	124,622
700 or Greater	—	—	—	19,044	19,044
No Score Identified	5,321	—	—	—	5,321
Total Amortized Cost	$5,321	$—	$—	$154,797	$160,118

Gross Charge-offs by Origination Year for the Nine Months Ended September 30, 2023	$1,019	$2,449	$—	$31,120	$34,588
Included in the table below is an aging of the loans receivable, gross balance:

(Dollar Amounts in Thousands)
Aging Category	September 30, 2023	December 31, 2022
30-59 Days Past Due	6.5%	6.6%
60-89 Days Past Due	3.7%	3.5%
90 or More Days Past Due	5.6%	5.1%
Past Due Loans Receivable	15.8%	15.2%
Current Loans Receivable	84.2%	84.8%
Balance of Credit Card Loans on Nonaccrual Status	$4,633	$4,436
Balance of Loans Receivable 90 or More Days Past Due and Still Accruing Interest and Fees	$—	$—
The table below presents the components of the allowance for loan losses for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2023	2022	2023	2022
Beginning Balance	$38,946	$40,797	$42,428	$40,789
Provision for Loan Losses	10,521	12,031	28,026	28,491
Charge-offs	(10,968)	(11,612)	(34,588)	(30,286)
Recoveries	1,690	1,086	4,323	3,308
Ending Balance	$40,189	$42,302	$40,189	$42,302

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
At September 30, 2023 and December 31, 2022, the Company had accrued $1.1 million and $0.6 million, respectively, for pending legal and regulatory matters for which it believes losses are probable and the amount of the loss can be reasonably estimated. The Company records its best estimate of the loss to legal and regulatory liabilities in accounts payable and accrued expenses in the condensed consolidated balance sheets. The Company estimates the aggregate range of reasonably possible loss in excess of accrued liabilities for such probable loss contingencies is immaterial. Those matters for which a probable loss cannot be reasonably estimated are not included within the estimated ranges.
At September 30, 2023, the Company estimated that the aggregate range of loss for all material pending legal and regulatory proceedings for which a loss is reasonably possible, but less likely than probable (i.e., excluding the contingencies described in the preceding paragraph), is immaterial. Those matters for which a reasonable estimate is not possible are not included within estimated ranges and, therefore, the estimated ranges do not represent the Company's maximum loss exposure. The Company’s estimates for legal and regulatory accruals, aggregate probable loss amounts and reasonably possible loss amounts are all subject to the uncertainties and variables described above.
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
Off-Balance Sheet Risk
The Company, through its Vive segment, had unconditionally cancellable unfunded lending commitments totaling $531.2 million and $513.7 million as of September 30, 2023 and December 31, 2022, respectively, that do not give rise to revenues and cash flows. These unfunded commitments arise in the ordinary course of business from credit card agreements with individual cardholders that give them the ability to borrow, against unused amounts, up to the maximum credit limit assigned to their account. While these unfunded amounts represent the total available unused lines of credit, the Company does not anticipate that all cardholders will utilize their entire available line at any given point in time. Commitments to extend unsecured credit are agreements to lend to a cardholder so long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

PROG HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 5. RESTRUCTURING EXPENSES
During 2022, the Company initiated restructuring activities intended to reduce expenses, consolidate certain segment corporate headquarters, and align the cost structure of the business with the Company's near-term revenue outlook. The Company continued such activities during 2023 and recorded restructuring expenses of $0.2 million and $2.0 million for the three and nine months ended September 30, 2023, respectfully, resulting in aggregate expenses of $11.0 million since the inception of the restructuring activities in 2022. These costs were primarily comprised of employee severance within Progressive Leasing and operating lease right-of-use asset impairment charges related to the relocation of the Vive corporate headquarters to the Company's corporate office building and a reduction of call center office space. The Company will continue to monitor the impacts of changes in macroeconomic conditions on its businesses and may take additional steps to further adjust the Company's cost structure based on unfavorable changes in these conditions, which may result in further restructuring charges in future periods.
The following tables summarize restructuring charges recorded within operating expenses in the condensed consolidated statements of earnings for the three and nine months ended September 30, 2023:

	Three Months Ended September 30, 2023				Three Months Ended September 30, 2022
(In Thousands)	Progressive Leasing	Vive	Other	Total	Progressive Leasing	Vive	Other	Total
Severance	$260	$—	$—	$260	$2,076	$—	$—	$2,076
Right-of-Use Asset Impairment	—	—	—	—	2,285	—	—	2,285
Property and Equipment Impairment	—	—	—	—	309	—	—	309
Other Restructuring Activities	(22)	—	—	(22)	—	3	—	3
Total Restructuring Expenses	$238	$—	$—	$238	$4,670	$3	$—	$4,673

	Nine Months Ended September 30, 2023				Nine Months Ended September 30, 2022
(In Thousands)	Progressive Leasing	Vive	Other	Total	Progressive Leasing	Vive	Other	Total
Severance	$1,983	$—	$—	$1,983	$5,611	$—	$—	$5,611
Right-of-Use Asset Impairment	—	—	—	—	2,285	655	—	2,940
Property and Equipment Impairment	—	—	—	—	309	—	—	309
Other Restructuring Activities	(25)	—	—	(25)	138	3	—	141
Total Restructuring Expenses	$1,958	$—	$—	$1,958	$8,343	$658	$—	$9,001
The following table summarizes the accrual and payment activity related to the restructuring program for the nine months ended September 30, 2023:

(In Thousands)	Severance	Other Restructuring Activities	Total
Balance at December 31, 2022	$3,061	$42	$3,103
Charges	1,983	(25)	1,958
Cash Payments	(2,657)	(4)	(2,661)
Balance at September 30, 2023	$2,387	$13	$2,400

PROG HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 6. SEGMENTS
As of September 30, 2023, the Company has two reportable segments: Progressive Leasing and Vive.
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
Four is an innovative BNPL company that allows shoppers to pay for merchandise through four interest-free installments. Four is not a reportable segment for the three and nine month periods ended September 30, 2023 and 2022 as its financial results are not material to the Company's condensed consolidated financial results. The revenues, loss before income taxes, and assets within Other below are primarily comprised of the operating activities of Four.
Disaggregated Revenue
The following table presents revenue by source and by segment for the three months ended September 30, 2023 and 2022:

	Three Months Ended September 30, 2023				Three Months Ended September 30, 2022
(In Thousands)	Progressive Leasing	Vive	Other	Total	Progressive Leasing	Vive	Other	Total
Lease Revenues and Fees[1]	$564,183	$—	$—	$564,183	$606,585	$—	$—	$606,585
Interest and Fees on Loans Receivable[2]	—	17,547	1,147	18,694	—	18,392	844	19,236
Total	$564,183	$17,547	$1,147	$582,877	$606,585	$18,392	$844	$625,821
1 Revenue within the scope of ASC 842, Leases.
2 Revenue within the scope of ASC 310, Receivables.
The following table presents revenue by source and by segment for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30, 2023				Nine Months Ended September 30, 2022
(In Thousands)	Progressive Leasing	Vive	Other	Total	Progressive Leasing	Vive	Other	Total
Lease Revenues and Fees[1]	$1,776,104	$—	$—	$1,776,104	$1,930,843	$—	$—	$1,930,843
Interest and Fees on Loans Receivable[2]	—	51,887	2,872	54,759	—	53,026	1,860	54,886
Total	$1,776,104	$51,887	$2,872	$1,830,863	$1,930,843	$53,026	$1,860	$1,985,729
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

PROG HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The Company incurred various corporate overhead expenses for certain executive management, finance, treasury, tax, audit, legal, risk management, and other overhead functions during the three and nine months ended September 30, 2023 and 2022. Corporate overhead expenses incurred are primarily reflected as expenses of the Progressive Leasing segment and an immaterial amount was allocated to the Vive segment and Other. The allocation of corporate overhead costs to Progressive Leasing, Vive and Other is consistent with how the chief operating decision maker analyzed performance and allocated resources among the segments of the Company during the three and nine months ended September 30, 2023 and 2022. The following is a summary of earnings before income tax expense by segment:

	Three Months Ended September 30,
(In Thousands)	2023	2022
Earnings Before Income Tax Expense:
Progressive Leasing	$53,941	$43,492
Vive	565	1,376
Other	(6,397)	(17,520)
Total Earnings Before Income Tax Expense	$48,109	$27,348

	Nine Months Ended September 30,
(In Thousands)	2023	2022
Earnings Before Income Tax Expense:
Progressive Leasing	$180,414	$112,956
Vive	4,486	9,154
Other	(17,190)	(27,597)
Total Earnings Before Income Tax Expense	$167,710	$94,513
The following is a summary of interest expense, net by segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2023	2022	2023	2022
Interest Expense, Net:
Interest Expense:
Progressive Leasing	$9,745	$9,683	$29,115	$28,972
Vive	112	98	569	287
Other	—	—	—	—
Intercompany Elimination	(195)	(98)	(652)	(287)
Interest Income:
Progressive Leasing	$(2,999)	$(318)	$(7,052)	$(559)
Vive	—	—	—	—
Other	(83)	—	(83)	—
Intercompany Elimination	195	98	652	287
Total Interest Expense, Net	$6,775	$9,463	$22,549	$28,700
The following is a summary of total assets by segment:

(In Thousands)	September 30, 2023	December 31, 2022
Assets:
Progressive Leasing	$1,315,442	$1,309,487
Vive	145,901	155,846
Other	27,814	26,576
Total Assets	$1,489,157	$1,491,909

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Special Note Regarding Forward-Looking Information: Except for historical information contained herein, the matters set forth in this Form 10-Q are forward-looking statements. These statements are based on management’s current expectations and plans, which involve risks and uncertainties. Such forward-looking statements generally can be identified by the use of forward-looking terminology such as "anticipate," "believe," "could," "estimate," "expect," "intend," "plan," "project," "would," "should," and similar expressions. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the filing date of this Quarterly Report and which involve risks and uncertainties that may cause actual results to differ materially from those set forth in these statements. These risks and uncertainties include factors that could cause our actual results and financial condition to differ materially from those expressed or implied in our forward-looking statements. Such risks and uncertainties include, among others, those discussed in "Item 1A. Risk Factors" in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (the "2022 Annual Report") and in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2023. Except as required by law, the Company undertakes no obligation to update these forward-looking statements to reflect subsequent events or circumstances after the filing date of this Quarterly Report.
The following discussion should be read in conjunction with the condensed consolidated financial statements as of and for the three and nine months ended September 30, 2023 and 2022, including the notes to those statements, appearing elsewhere in this report. We also suggest that management’s discussion and analysis appearing in this report be read in conjunction with the management’s discussion and analysis and consolidated financial statements included in our 2022 Annual Report.
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
On June 25, 2021, the Company completed the acquisition of Four Technologies, Inc. ("Four"), an innovative Buy Now, Pay Later company that allows shoppers to pay for merchandise through four interest-free installments. Four’s proprietary platform capabilities and its base of customers and retailers expand PROG Holdings’ ecosystem of financial technology offerings by introducing a payment solution that further diversifies the Company's consumer financial technology offerings. Shoppers use Four to purchase furniture, clothing, electronics, health and beauty products, footwear, jewelry, and other consumer goods from retailers across the United States. Four is not expected to be a reportable segment in 2023 as its financial results are not expected to be material to the Company's consolidated financial results in 2023. Four's financial results are reported within Other for segment reporting purposes.
Macroeconomic and Business Environment
The Company continues to operate in a challenging macroeconomic environment. We believe the rapid increase in the rate of inflation during 2022, and higher year-over-year inflation continuing in 2023, particularly in housing, food, and gas costs, has disproportionately negatively affected the customers we serve and has resulted in an unfavorable impact on our lease portfolio performance and Gross Merchandise Volume ("GMV") during 2022 and 2023. While the inflation rate for the third quarter of 2023 was well below the peak levels it reached during the second and third quarters of 2022, we believe inflation continues to present a challenge to our customers. Customer payment delinquencies and uncollectible renewal payments experienced within our Progressive Leasing segment during much of 2022 significantly exceeded levels experienced during pre-pandemic periods. In response to increasing customer delinquencies and higher write-offs, Progressive Leasing tightened its lease decisioning several times during the first half of 2022, resulting in fewer lease approvals and an adverse impact on GMV in 2022 and 2023. Levels of customer payment delinquencies and uncollectible renewal payments for leases originated after Progressive Leasing further tightened its lease decisioning in mid-2022 improved to levels consistent with pre-pandemic lease portfolio performance. However, any meaningful increase in unemployment rates and/or a recession in the United States may result in increasing levels of customer payment delinquencies and related write-offs, which would result in an unfavorable impact on our performance.
The significant increase in inflation and interest rates, and fears of a possible recession have also unfavorably impacted consumer confidence within our customer base, resulting in a decrease in demand for the types of merchandise offered by many of our key national and regional POS partners. In light of these macroeconomic challenges and to align the cost structure of our business with our near-term revenue outlook, the Company executed on a number of cost reduction initiatives during 2022 and 2023 to drive efficiencies and right-size variable costs, while attempting to minimize the negative impact on growth-related initiatives.
Cybersecurity Incident
As previously disclosed by the Company on September 21, 2023, Progressive Leasing recently experienced a cybersecurity incident affecting certain data and IT systems of Progressive Leasing. Promptly after detecting the incident, the Company engaged third-party cybersecurity experts and took immediate steps to respond to, remediate and investigate the incident. Law enforcement was also notified. While the Company's investigation into the incident, including identification of the data involved, remains ongoing, at this time, we believe the incident has been contained and there is no ongoing operational impact on our ability to provide our products and services. We maintain insurance, including coverage for cyber-attacks, subject to certain deductibles and policy limitations, in an amount that we believe appropriate. See Item 1A. Risk Factors for a discussion regarding our cybersecurity risks.
During the three and nine months ended September 30, 2023, the Company incurred $1.8 million for actual and anticipated costs related to the cybersecurity incident. These costs related primarily to third-party legal and consulting services, and credit monitoring services for Progressive Leasing's customers and employees that were impacted, and are included within professional services expense as a component of operating expenses in the condensed consolidated statements of earnings. The full scope of the costs and related impacts of this incident, including the extent to which these costs will be offset by the Company’s cybersecurity insurance, has not been determined. Although the Company is unable to predict the full impact of this incident, the Company does not currently expect that it will have a material effect on the Company’s financial condition and results of operations.
Highlights
The following summarizes significant financial highlights from the three months ended September 30, 2023:
•We reported revenues of $582.9 million, a decrease of 6.9% compared to the third quarter of 2022. The decrease in revenues was primarily due to a smaller lease portfolio, which was a result of the tightened lease decisioning implemented by Progressive Leasing in mid-2022; decreased customer demand for many of the products offered by our POS partners; and a decline in the number of customers electing to exercise early lease buyouts when compared to the same period in the prior year. The decline in revenues was partially offset by improved customer payment activity in the third quarter of 2023, as compared to the third quarter of 2022.
•GMV decreased by $28.2 million for Progressive Leasing and $12.7 million for Vive in the third quarter of 2023, compared to the same period in the prior year. These decreases were due to a decrease in demand for many of the products offered by Progressive Leasing's POS partners and tighter loan decisioning for Vive, resulting in fewer leases and loan originations. These negative impacts were partially offset by GMV from our other operations, which increased by $3.8 million primarily due to an increase in Four loan originations in the third quarter of 2023 compared to the third quarter of 2022.
•Earnings before income taxes increased to $48.1 million compared to $27.3 million in the same period in 2022. The increase was primarily driven by improved customer payment activity; the absence of a goodwill impairment loss in the third quarter of 2023, as compared to third quarter of 2022; lower restructuring costs; and an increase in interest income on the Company's cash and cash equivalent deposits resulting from higher interest rates, partially offset by higher stock-based compensation expense.

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
The following table presents our GMV for the Company for the periods presented:

	Three Months Ended September 30,		Change
(Unaudited and In Thousands)	2023	2022	$	%
Progressive Leasing	$409,169	$437,417	$(28,248)	(6.5)%
Vive	35,243	47,967	(12,724)	(26.5)
Other	19,632	15,786	3,846	24.4
Total GMV	$464,044	$501,170	$(37,126)	(7.4)%
The decrease in Progressive Leasing's GMV was primarily due to a decrease in customer demand for many of the products offered by our POS partners. The decrease in Vive's GMV was primarily a result of tighter loan decisioning in mid-2022 to address the unfavorable economic conditions that were present in 2022, resulting in fewer loan approvals. We believe these factors have unfavorably impacted the generation of new leases and loans. E-commerce channels generated 14.8% of Progressive Leasing's GMV in the third quarter of 2023 compared to 16.5% in the third quarter of 2022. The decrease in total GMV was partially offset by an increase in GMV from our other operations, primarily due to an increase in Four loan originations.
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

As of September 30 (Unaudited and In Thousands)	2023	2022
Active Customer Count:
Progressive Leasing	820	915
Vive	88	92
Other	35	27
Total Active Customer Count	943	1,034
The decrease in the number of Progressive Leasing customers was primarily due to a decrease in customer demand for the types of merchandise typically purchased through our lease-to-own solutions and the tightening of our lease decisioning in mid-2022 to address the unfavorable economic conditions that were driving higher customer payment delinquencies and uncollectible renewal payments during much of 2022. The decrease in Vive customers was primarily due to a reduction in loan originations as the result of tightened decisioning in mid-2022. These decreases were partially offset by an increase in the number of customers for our other strategic businesses.

Key Components of Earnings Before Income Taxes
In this MD&A section, we review our condensed consolidated results. For the three and nine months ended September 30, 2023 and the comparable prior year period, some of the key revenue, cost and expense items that affected earnings before income taxes were as follows:
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
Depreciation of Lease Merchandise. Depreciation of lease merchandise reflects the expense associated with depreciating merchandise leased to customers by Progressive Leasing.
Provision for Lease Merchandise Write-offs. The provision for lease merchandise write-offs represents the estimated merchandise losses incurred but not yet identified by management and adjustments for changes in estimates for the allowance for lease merchandise write-offs.
Operating Expenses. Operating expenses include personnel costs, stock-based compensation expense, occupancy costs, advertising, professional services expense, sales acquisition expense, computer software expense, bank service charges, the provision for loan losses, fixed asset depreciation expense, intangible asset amortization, and restructuring expense, among other expenses.
Impairment of Goodwill. Impairment of goodwill is the partial write-off of the goodwill balance at the Four reporting unit. Refer to Note 1 of these condensed consolidated financial statements for further discussion of the interim goodwill impairment assessment and resulting impairment charge that occurred in the third quarter of 2022.
Interest Expense, Net. Interest expense, net consists of interest incurred on the Company's Senior Notes and senior secured revolving credit facility (the "Revolving Facility"). Interest expense is presented net of interest income earned on the Company's deposits in cash and cash equivalents.

Results of Operations – Three months ended September 30, 2023 and 2022

	Three Months Ended September 30,		Change
(In Thousands)	2023	2022	$	%
REVENUES:
Lease Revenues and Fees	$564,183	$606,585	$(42,402)	(7.0)%
Interest and Fees on Loans Receivable	18,694	19,236	(542)	(2.8)
	582,877	625,821	(42,944)	(6.9)
COSTS AND EXPENSES:
Depreciation of Lease Merchandise	381,844	422,589	(40,745)	(9.6)
Provision for Lease Merchandise Write-Offs	36,966	43,537	(6,571)	(15.1)
Operating Expenses	109,183	112,733	(3,550)	(3.1)
Impairment of Goodwill	—	10,151	(10,151)	nmf
	527,993	589,010	(61,017)	(10.4)
OPERATING PROFIT	54,884	36,811	18,073	49.1
Interest Expense, Net	(6,775)	(9,463)	2,688	28.4
EARNINGS BEFORE INCOME TAX EXPENSE	48,109	27,348	20,761	75.9
INCOME TAX EXPENSE	13,097	11,343	1,754	15.5
NET EARNINGS	$35,012	$16,005	$19,007	118.8%
nmf - Calculation is not meaningful
Revenues
Information about our revenues by source and reportable segment is as follows:

	Three Months Ended September 30, 2023				Three Months Ended September 30, 2022
(In Thousands)	Progressive Leasing	Vive	Other	Total	Progressive Leasing	Vive	Other	Total
Lease Revenues and Fees	$564,183	$—	$—	$564,183	$606,585	$—	$—	$606,585
Interest and Fees on Loans Receivable	—	17,547	1,147	18,694	—	18,392	844	19,236
Total	$564,183	$17,547	$1,147	$582,877	$606,585	$18,392	$844	$625,821
The decrease in Progressive Leasing revenues was primarily the result of a smaller lease portfolio at the beginning of the quarter as compared to the third quarter of 2022 due to a decrease in customer demand for many of the products offered by our POS partners and a decline in the number of customers electing to exercise early lease buyouts when compared to the same period in the prior year. The decline in revenues was partially offset by improved customer payment activity in the third quarter of 2023, as compared to the third quarter of 2022. Vive revenues remained relatively flat as compared to the third quarter of 2022. The increase to Other revenue was primarily driven by a 24.4% increase in Four's GMV as compared to the third quarter of 2022.

Operating Expenses
Information about certain significant components of operating expenses for the third quarter of 2023 as compared to the third quarter of 2022 is as follows:

	Three Months Ended September 30,		Change
(In Thousands)	2023	2022	$	%
Personnel Costs[1]	$46,729	$46,550	$179	0.4%
Stock-Based Compensation	6,821	4,890	1,931	39.5
Occupancy Costs	1,379	1,657	(278)	(16.8)
Advertising	3,422	2,497	925	37.0
Professional Services	7,484	4,428	3,056	69.0
Sales Acquisition Expense[2]	6,633	7,720	(1,087)	(14.1)
Computer Software Expense[3]	6,517	6,829	(312)	(4.6)
Bank Service Charges	2,771	2,927	(156)	(5.3)
Other Sales, General and Administrative Expense	8,687	10,106	(1,419)	(14.0)
Sales, General and Administrative Expense[4]	90,443	87,604	2,839	3.2
Provision for Loan Losses	10,521	12,031	(1,510)	(12.6)
Depreciation and Amortization	7,981	8,425	(444)	(5.3)
Restructuring Expense	238	4,673	(4,435)	(94.9)
Operating Expenses	$109,183	$112,733	$(3,550)	(3.1)%
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
4 Progressive Leasing's sales, general and administrative expense was $77.2 million and $75.2 million during the three months ended September 30, 2023 and 2022, respectively.
Stock-based compensation increased $1.9 million compared to the same period in 2022, consisting of increases of $1.7 million at Progressive Leasing and $0.2 million at Vive. The increase at Progressive Leasing was primarily due to the Company determining in the second quarter of 2022 that tranches of performance stock units granted in 2022 were no longer probable of being earned, resulting in no stock-based compensation expense for those performance stock units during the three months ended September 30, 2022. Stock-based compensation was also impacted by increases to the estimated number of performance stock units expected to be earned from those granted in 2023, resulting in an increase of stock-based compensation expense for those awards during the three months ended September 30, 2023.
Professional services increased $3.1 million compared to the same period in 2022, consisting of $2.7 million at Progressive Leasing and $0.3 million at Four and other strategic businesses. The increase at Progressive Leasing was primarily due to costs incurred related to the cybersecurity incident during September 2023. Expenses for other legal services and contract labor also increased compared to the same period in 2022. Costs for professional services for Four and other strategic initiatives increased primarily due to contract labor and legal services during the period.
Restructuring expense decreased $4.4 million due to a decline in restructuring activities during the three months ended September 30, 2023 compared to the same period in 2022. For the three months ended September 30, 2023, restructuring costs were related to employee severance within Progressive Leasing. For the same period in 2022, restructuring costs included impairment of an operating lease right-of-use asset and other property and equipment related to a reduction of Progressive Leasing call center office space, and a higher amount of employee severance within Progressive Leasing.
Other Costs and Expenses
Depreciation of lease merchandise. Depreciation of lease merchandise decreased by 9.6% during the three months ended September 30, 2023 compared to the same period in 2022. The decrease was primarily due to the decline in the size of the Company's lease portfolio. As a percentage of total lease revenues and fees, depreciation of lease merchandise decreased to 67.7% from 69.7% in the prior year quarter, primarily due to improved customer payment activity in the three months ended September 30, 2023 as compared to the same period in 2022.

Provision for lease merchandise write-offs. The provision for lease merchandise write-offs decreased $6.6 million due to a reduction in the size of Progressive Leasing's lease portfolio during the three months ended September 30, 2023 compared to the same period in 2022. The provision for lease merchandise write-offs also decreased due to improved customer payment activity and lower write-offs in the third quarter of 2023 as compared to the higher customer delinquencies and write-offs experienced in the third quarter of 2022. Given the significant economic uncertainty resulting from inflation, rising interest rates, the resumption of student loan repayment obligations in October 2023, and the potential effects of such developments on Progressive Leasing's POS partners, customers, and business going forward, a high level of estimation was involved in determining the allowance as of September 30, 2023. Actual lease merchandise write-offs could differ materially from the allowance for those write-offs.
The provision for lease merchandise write-offs as a percentage of lease revenues decreased to 6.6% during the three months ended September 30, 2023 from 7.2% in the same period in 2022. The decrease in the provision was a result of improved customer payment activity and lower write-offs due to Progressive Leasing tightening its lease decisioning in mid-2022.
Impairment of Goodwill. The Company recorded a loss of $10.2 million to partially write-off the goodwill balance of the Four reporting unit during the three months ended September 30, 2022.
Interest expense, net. Information about interest expense and interest income is as follows:

	Three Months Ended September 30,		Change
(In Thousands)	2023	2022	$	%
Interest Expense, Net:
Interest Expense	$9,662	$9,683	$(21)	(0.2)%
Interest Income	(2,887)	(220)	(2,667)	nmf
Total Interest Expense, Net	$6,775	$9,463	$(2,688)	(28.4)%
nmf - Calculation is not meaningful
Interest expense, net decreased $2.7 million due to interest income earned on the Company's deposits in cash and cash equivalents resulting from an increase in deposits in higher yield accounts. The Company earned interest income of $2.9 million during the three months ended September 30, 2023 compared to $0.3 million during the same period in 2022.
Earnings Before Income Tax Expense
Information about our earnings before income tax expense by reportable segment is as follows:

	Three Months Ended September 30,		Change
(In Thousands)	2023	2022	$	%
EARNINGS BEFORE INCOME TAX EXPENSE:
Progressive Leasing	$53,941	$43,492	$10,449	24.0%
Vive	565	1,376	(811)	(58.9)
Other	(6,397)	(17,520)	11,123	63.5
Total Earnings Before Income Tax Expense	$48,109	$27,348	$20,761	75.9%
The loss before income tax expense within Other primarily relates to our Four operations. Factors impacting the change in earnings before income taxes for each reporting segment are discussed above.
Income Tax Expense
Income tax expense increased to $13.1 million for the three months ended September 30, 2023 compared to $11.3 million in the prior year comparable period due to higher earnings before income tax expense, partially offset by the non-deductible goodwill impairment loss recognized for Four in the third quarter of 2022. The effective income tax rate for the three months ended September 30, 2023 was 27.2% compared to 41.5% for the same period in 2022. The decrease in the effective tax rate was primarily driven by discrete income tax expenses related to the non-deductible goodwill impairment loss for Four of $10.2 million that occurred in the third quarter of 2022.

Results of Operations – Nine Months Ended September 30, 2023 and 2022

	Nine Months Ended September 30,		Change
(In Thousands)	2023	2022	$	%
REVENUES:
Lease Revenues and Fees	$1,776,104	$1,930,843	$(154,739)	(8.0)%
Interest and Fees on Loans Receivable	54,759	54,886	(127)	(0.2)
	1,830,863	1,985,729	(154,866)	(7.8)
COSTS AND EXPENSES:
Depreciation of Lease Merchandise	1,202,157	1,358,713	(156,556)	(11.5)
Provision for Lease Merchandise Write-Offs	116,295	155,655	(39,360)	(25.3)
Operating Expenses	322,152	337,997	(15,845)	(4.7)
Impairment of Goodwill	—	10,151	(10,151)	nmf
	1,640,604	1,862,516	(221,912)	(11.9)
OPERATING PROFIT	190,259	123,213	67,046	54.4
Interest Expense, Net	(22,549)	(28,700)	6,151	21.4
EARNINGS BEFORE INCOME TAX EXPENSE	167,710	94,513	73,197	77.4
INCOME TAX EXPENSE	47,447	31,889	15,558	48.8
NET EARNINGS	$120,263	$62,624	$57,639	92.0%
nmf - Calculation is not meaningful
Revenues
Information about our revenues by source and reportable segment is as follows:

	Nine Months Ended September 30, 2023				Nine Months Ended September 30, 2022
(In Thousands)	Progressive Leasing	Vive	Other	Total	Progressive Leasing	Vive	Other	Total
Lease Revenues and Fees	$1,776,104	$—	$—	$1,776,104	$1,930,843	$—	$—	$1,930,843
Interest and Fees on Loans Receivable	—	51,887	2,872	54,759	—	53,026	1,860	54,886
Total Revenues	$1,776,104	$51,887	$2,872	$1,830,863	$1,930,843	$53,026	$1,860	$1,985,729
The decrease in Progressive Leasing revenues was primarily the result of having a smaller lease portfolio at the beginning of the period as compared to the same period in the prior year, and a decline in the number of customers electing to exercise early lease buyouts during the nine months ended September 30, 2023, as compared to the same period in 2022. The smaller lease portfolio was due to a decrease in Progressive Leasing's GMV for the nine months ended September 30, 2023, as compared to the same period in the prior year, resulting from tightened lease decisioning in mid-2022, and decreased customer demand for many of the products offered by our POS partners.The decline in revenues was partially offset by improved customer payment activity in the nine months ended September 30, 2023, as compared to the same period in 2022. Vive revenues remained relatively flat as compared to the nine months ended September 30, 2022. The increase to Other revenue was primarily driven by a 39.6% increase in Four's GMV as compared to the same period in 2022.

Operating Expenses
Information about certain significant components of operating expenses for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022 is as follows:

	Nine Months Ended September 30,		Change
(In Thousands)	2023	2022	$	%
Personnel Costs[1]	$140,642	$147,864	$(7,222)	(4.9)%
Stock-Based Compensation	19,081	13,930	5,151	37.0
Occupancy Costs	4,058	5,001	(943)	(18.9)
Advertising	10,381	10,544	(163)	(1.5)
Professional Services	19,190	17,867	1,323	7.4
Sales Acquisition Expense[2]	20,605	21,609	(1,004)	(4.6)
Computer Software Expense[3]	19,176	19,947	(771)	(3.9)
Bank Service Charges	8,405	9,439	(1,034)	(11.0)
Other Sales, General and Administrative Expense	26,754	28,858	(2,104)	(7.3)
Sales, General and Administrative Expense[4]	268,292	275,059	(6,767)	(2.5)
Provision for Loan losses	28,026	28,491	(465)	(1.6)
Depreciation and Amortization	23,876	25,446	(1,570)	(6.2)
Restructuring Expense	1,958	9,001	(7,043)	(78.2)
Operating Expenses	$322,152	$337,997	$(15,845)	(4.7)%
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
4 Progressive Leasing's sales, general and administrative expense was $231.4 million and $243.1 million during the nine months ended September 30, 2023 and 2022, respectively.
The decrease in personnel costs of $7.2 million was driven by a decrease of $9.4 million at Progressive Leasing attributable to its reduction in the number of employees during the second half of 2022 as part of its restructuring and cost cutting initiatives. Personnel costs attributable to Four and other strategic businesses also decreased by $0.1 million as compared to the same period in 2022. These decreases were partially offset by an increase of $2.1 million at Vive primarily due to increased salaries and wages for new and existing employees.
Stock-based compensation increased $5.2 million compared to 2022, consisting of increases of $3.6 million at Progressive Leasing, $1.0 million at Four and other strategic businesses, and $0.6 million at Vive. The lower stock-based compensation in 2022 was the result of: (i) the Company determining in the second quarter of 2022 that performance stock units that had been granted to Four executives were no longer probable of being earned resulting in lower expense in 2022 compared to 2023; (ii) the reversal of the stock-based compensation expense for performance stock units granted in 2022 that were tied to the performance of Progressive Leasing, based upon the Company's determination that those performance units were no longer probable of being earned; and (iii) other stock-based forfeitures related to the Progressive Leasing restructuring program. During 2023, the estimated payout of performance stock units granted in 2023 was increased based on revisions to the Company's forecasted results, further increasing the stock-based compensation expense during the nine months ended September 30, 2023.
Restructuring expense decreased $7.0 million primarily due to a decline in restructuring activities during the nine months ended September 30, 2023 compared to the same period in 2022. For the nine months ended September 30, 2023, restructuring costs were primarily related to employee severance within Progressive Leasing. For the same period in 2022, restructuring costs included a higher amount of employee severance within Progressive Leasing, in addition to operating lease right-of-use asset impairment charges related to the relocation of the Vive corporate headquarters and a reduction of Progressive Leasing call center office space.

Other Costs and Expenses
Depreciation of lease merchandise. Depreciation of lease merchandise decreased by 11.5% during the nine months ended September 30, 2023 compared to the same period in 2022. The decrease was primarily due to a reduction in the size of Progressive Leasing's lease portfolio, resulting from tightening of its decisioning in mid-2022 and decreased consumer demand for many of the leasable products offered by Progressive Leasing's retail partners. As a percentage of total lease revenues and fees, depreciation of lease merchandise decreased to 67.7% from 70.4% in the prior year period, primarily due to improved customer payment activity and lower early buyouts in the nine months ended September 30, 2023 as compared to the same period in 2022.
Provision for lease merchandise write-offs. The provision for lease merchandise write-offs decreased $39.4 million due to a reduction in the size of Progressive Leasing's lease portfolio during the nine months ended September 30, 2023, compared to the same period in 2022. The provision for lease merchandise write-offs as a percentage of lease revenues decreased to 6.5% during the nine months ended September 30, 2023 from 8.1% in the same period in 2022. The decrease in the provision was a result of improved customer payment activity and lower write-offs due to the Company tightening its lease decisioning in mid-2022. Given the significant economic uncertainty resulting from the rate of the increase in inflation, rising interest rates, the resumption of student loan payments in October 2023, and the potential effects of such developments on Progressive Leasing's POS partners, customers, and business going forward, a high level of estimation was involved in determining the allowance as of September 30, 2023. Actual lease merchandise write-offs could differ materially from the allowance for those write-offs.
Impairment of Goodwill. The Company recorded a loss of $10.2 million to partially write-off the goodwill balance of the Four reporting unit during the nine months ended September 30, 2022.
Interest expense, net. Information about interest expense and interest income is as follows:

	Nine Months Ended September 30,		Change
(In Thousands)	2023	2022	$	%
Interest Expense, Net:
Interest Expense	$29,032	$28,972	$60	0.2%
Interest Income	(6,483)	(272)	(6,211)	nmf
Total Interest Expense, Net	$22,549	$28,700	$(6,151)	(21.4)%
nmf - Calculation is not meaningful
Interest expense, net decreased $6.2 million due to interest income earned on the Company's deposits in cash and cash equivalents resulting from an increase in deposits in higher yield accounts. The Company earned interest income of $6.5 million during the three months ended September 30, 2023 compared to $0.3 million during the same period in 2022.
Earnings Before Income Tax Expense
Information about our earnings before income tax expense by reportable segment is as follows:

	Nine Months Ended September 30,		Change
(In Thousands)	2023	2022	$	%
EARNINGS BEFORE INCOME TAX EXPENSE:
Progressive Leasing	$180,414	$112,956	$67,458	59.7%
Vive	4,486	9,154	(4,668)	(51.0)
Other	(17,190)	(27,597)	10,407	37.7
Total Earnings Before Income Tax Expense	$167,710	$94,513	$73,197	77.4%
The loss before income tax expense within Other primarily relates to our Four operations. Factors impacting the change in earnings before income tax expense for each reporting segment are discussed above.

Income Tax Expense
Income tax expense increased to $47.4 million for the nine months ended September 30, 2023 compared to $31.9 million in the prior year comparable period due to higher earnings before income tax expense compared to the same period in the prior year, partially offset by the non-deductible goodwill impairment loss recognized for Four in the third quarter of 2022. The effective tax rate was 28.3% during the nine months ended September 30, 2023 compared to 33.7% in the same period in 2022. The decrease in the effective tax rate was primarily driven by the non-deductible goodwill impairment loss for Four of $10.2 million that occurred in 2022, and a favorable change in the discrete income tax expense recognized for stock-based compensation in 2023.

Overview of Financial Position
The major changes in the condensed consolidated balance sheet from December 31, 2022 to September 30, 2023 include:
•Cash and cash equivalents increased $162.9 million to $294.8 million during the nine months ended September 30, 2023. For additional information, refer to the "Liquidity and Capital Resources" section below.
•Lease merchandise, net of accumulated depreciation and allowances, decreased $126.8 million due primarily to a 24.4% decrease in Progressive Leasing's GMV for the third quarter of 2023 as compared to the fourth quarter of 2022.
•Deferred tax liability decreased $32.4 million due primarily to a decline in the temporary book-to-tax depreciation difference of lease merchandise resulting from the decline in merchandise on lease as of the third quarter of 2023, as compared to the fourth quarter of 2022, and the reduction of federal bonus depreciation from 100% in 2022 to 80% in 2023.

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
Other capital requirements include (i) expenditures related to software development; (ii) expenditures related to our corporate operating activities; (iii) personnel expenditures; (iv) income tax payments; (v) funding of loans receivable for Vive; and (vi) servicing our outstanding debt obligations.
Our capital requirements have been financed through:
•cash flows from operations;
•private debt offerings;
•bank debt; and
•stock offerings.
As of September 30, 2023, the Company had $294.8 million of cash, $350.0 million of availability under the Revolving Facility, and $600.0 million of indebtedness.
Cash Provided by Operating Activities
Cash provided by operating activities was $292.5 million and $283.2 million during the nine months ended September 30, 2023 and 2022, respectively. The $9.3 million increase in operating cash flows was primarily driven by a $174.3 million decrease in purchases of lease merchandise compared to the same period in 2022, changes in certain working capital accounts, and an increase in interest income resulting from an increase in deposits in higher yield accounts. These increases to cash inflows were partially offset by a $154.7 million decrease in lease revenue resulting from a lower lease portfolio and a $45.7 million increase in cash paid for income taxes. Other changes in cash provided by operating activities are discussed above in our discussion of results for the nine months ended September 30, 2023.
Cash Used in Investing Activities
Cash used in investing activities was $18.8 million and $39.9 million during the nine months ended September 30, 2023 and 2022, respectively. The $21.1 million decrease in investing cash outflows was primarily the result of a $11.9 million increase in proceeds from loans receivable in addition to a $8.8 million decrease in cash outflows for investments in loans receivable.
Cash Used in Financing Activities
Cash used in financing activities was $110.9 million during the nine months ended September 30, 2023 compared to $191.5 million during the same period in 2022. Cash used in financing activities in the nine months ended September 30, 2023 was primarily for the Company's repurchase of $108.3 million of its common stock, compared to $187.4 million of share repurchases in the same period in the prior year.

Share Repurchases
We purchase our stock in the market from time to time as authorized by our Board of Directors. On November 3, 2021, the Company announced that its Board of Directors had authorized a new $1 billion share repurchase program that replaced the previous $300 million repurchase program. The Company repurchased 3,587,361 shares for $108.3 million during the nine months ended September 30, 2023. That amount does not include any excise tax that may be assessed on those repurchases. As of September 30, 2023, we had the authority to purchase additional shares up to our remaining authorization limit of $229.0 million.
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
As of September 30, 2023, the Company had no outstanding balance and $350.0 million remaining available for borrowings on the Revolving Facility. The Revolving Facility includes an uncommitted incremental facility increase option ("Incremental Facilities") which, subject to certain terms and conditions, permits the Company at any time prior to the maturity date to request an increase in extensions of credit available thereunder by an aggregate additional principal amount of up to $300.0 million.
Our Revolving Facility contains certain financial covenants, which include requirements that the Company maintain ratios of (i) total net debt to EBITDA of no more than 2.50:1.00 and (ii) consolidated interest coverage of no less than 3.00:1.00. The Company will be in default under the Revolving Facility if it fails to comply with these covenants, and all borrowings outstanding may become due immediately. Additionally, under the Revolving Facility, if the total net debt to EBITDA, as defined by the Revolving Facility, exceeds 1.25, the revolver becomes fully secured for the remaining duration of the Revolving Facility term. As of June 30, 2022, the Company exceeded the 1.25 total net debt to EBITDA ratio and the Revolving Facility became fully secured. At September 30, 2023, we were in compliance with the financial covenants set forth in the Revolving Facility and believe that we will continue to be in compliance in the future.
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
The indenture discussed above contains various other covenants and obligations to which the Company and its subsidiaries are subject while the Senior Notes are outstanding. The covenants in the indenture may limit the extent to which, or the ability of the Company and its subsidiaries to, among other things: (i) incur additional debt and guarantee debt; (ii) pay dividends or make other distributions or repurchase or redeem capital stock; (iii) prepay, redeem or repurchase certain debt; (iv) issue certain preferred stock or similar equity securities; (v) make loans and investments; (vi) sell assets; (vii) incur liens; (viii) enter into transactions with affiliates; (ix) enter into agreements restricting the ability of the Company’s subsidiaries to pay dividends; and (x) consolidate, merge or sell all or substantially all of the Company’s assets. The indenture also contains customary events of default for transactions of this type and amount. We were in compliance with these covenants at September 30, 2023 and believe that we will continue to be in compliance in the future.
Commitments
Income Taxes
During the nine months ended September 30, 2023, we made net tax payments of $76.8 million. Within the next three months, we anticipate making estimated tax payments of $21.2 million for United States federal income taxes and state income taxes.
Deferred income tax liabilities as of September 30, 2023 were $104.8 million. Deferred income tax liabilities are calculated based on temporary differences between the tax basis of assets and liabilities and their respective book basis, which will result in taxable amounts in future years when the liabilities are settled at their reported financial statement amounts. The results of these calculations do not have a direct connection with the amount of cash taxes to be paid in any future periods.

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
Contractual Obligations and Commitments
Future interest payments on the Company's variable-rate debt are based on a rate per annum equal to, at our option, (i) the Secured Overnight Financing Rate ("SOFR") plus a margin within the range of 1.5% to 2.5% for revolving loans, based on total leverage, or (ii) the administrative agent's base rate plus a margin ranging from 0.5% to 1.5%, as specified in the agreement. Future interest payments related to our Revolving Facility are based on the borrowings outstanding at that time. Future interest payments may be different depending on future borrowing activity and interest rates. The Company had no outstanding borrowings under the Revolving Facility as of September 30, 2023.
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
Unfunded Lending Commitments
The Company, through its Vive business, had unconditionally cancellable unfunded lending commitments totaling approximately $531.2 million and $513.7 million as of September 30, 2023 and December 31, 2022, respectively, that do not give rise to revenues and cash flows. These unfunded commitments arise in the ordinary course of business from credit card agreements with individual cardholders that give them the ability to borrow, against unused amounts, up to the maximum credit limit assigned to their account. While these unfunded amounts represented the total available unused lines of credit, the Company does not anticipate that all cardholders will utilize their entire available line at any given point in time. Commitments to extend unsecured credit are agreements to lend to a cardholder so long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.
Critical Accounting Policies
Refer to the 2022 Annual Report.
Recent Accounting Pronouncements
Refer to Note 1 to the condensed consolidated financial statements for a discussion of recently issued accounting pronouncements, including pronouncements that were adopted in the current year.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As of September 30, 2023, we had no outstanding borrowings under our Revolving Facility. Borrowings under the Revolving Facility are indexed to the SOFR or the prime rate, which exposes us to the risk of increased interest costs if interest rates rise. Based on the fact that the Company had no variable-rate debt outstanding as of September 30, 2023, a hypothetical 1.0% increase or decrease in interest rates would not affect interest expense.
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
Changes in Internal Control Over Financial Reporting.
There were no changes in the Company’s internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, during the three and nine months ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
ITEM 1A.RISK FACTORS
The information presented below supplements the risk factors previously reported in Part 1, ITEM 1A, "Risk Factors", in our 2022 Annual Report. Additional risks and uncertainties not presently known to us or that are currently not believed to be significant to our business may also affect our actual results and could harm our business, financial conditions and results of operations. If any additional risks and uncertainties actually occur, our business, results of operations and financial condition could be materially and adversely affected.
The ability of the Company, Progressive Leasing, Vive and Four to protect confidential, proprietary, or sensitive information, including the confidential information of their customers, may be adversely affected by cyber-attacks, employee or other internal misconduct, computer viruses, physical or electronic break-ins, or similar disruptions, any one of which may have a material adverse impact on several aspects of our performance.
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
The techniques used to obtain unauthorized, improper, or illegal access to Progressive Leasing’s, Vive’s, or Four’s systems, their or their customers’ data, or to disable or degrade service or sabotage systems, are constantly evolving, may be difficult to detect quickly, and often are not recognized until after they have been launched against a target. They may be unable to anticipate these techniques, react in a timely manner, or implement adequate preventative or remedial measures. Unauthorized parties have in the past attempted and may in the future attempt to gain access to Progressive Leasing’s, Vive’s or Four’s systems or facilities through various means, including, among others, hacking into our or their POS partners’ or customers’ systems or facilities, or attempting to fraudulently induce employees, POS partners, customers or others into disclosing usernames, passwords, or other sensitive information, which may in turn be used to access systems and gain access to confidential, proprietary, or sensitive information. Such efforts may be state-sponsored and supported by significant financial and technological resources, making them even more difficult to detect and prevent. As a result, there can be no assurance that the protections deployed by us, Progressive Leasing, Vive and Four will always be successful.
For example, as the Company disclosed on September 21, 2023, Progressive Leasing recently experienced a cybersecurity incident affecting certain of its systems. While there was no major operational impact to any of Progressive Leasing’s services as a result of the incident, and the Company’s other subsidiaries were not impacted, this incident, as well as any other breach of our systems or facilities, or those of Progressive Leasing, Vive or Four, may continue to result in the risks discussed herein.
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
In addition, we may incur significant costs and operational consequences in connection with investigating, mitigating, remediating, eliminating, and putting in place additional tools and devices designed to prevent future actual or perceived security incidents, as well as in connection with complying with any notification or other obligations resulting from any security incidents. Our insurance policies carry retention and coverage limits, which may not be adequate to reimburse us for losses caused by security breaches, and we may not be able to collect fully, if at all, under these insurance policies. The successful assertion of one or more large claims against us that exceed available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, may adversely affect our business. Furthermore, we cannot be certain that insurance coverage will continue to be available on acceptable terms or at all, or that the insurer will not deny coverage as to any future claim, including claims relating to the most recent cybersecurity incident experienced by Progressive Leasing discussed above. Reduced confidence and participation in our platforms and our data security measures may also adversely affect a customer’s willingness to make payments on his or her lease (in the case of Progressive Leasing) or loan (in the case of Vive or Four), which may result in reduced collections.
ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table presents our share repurchase activity for the three months ended September 30, 2023:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs [1]
July 1, 2023 through July 31, 2023	—	$—	—	$265,440,247
August 1, 2023 through August 31, 2023	603,975	35.55	603,975	243,966,429
September 1, 2023 through September 30, 2023	441,622	33.89	441,622	228,999,914
Total	1,045,597		1,045,597
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
ITEM 3.DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.OTHER INFORMATION
None.

ITEM 6.EXHIBITS

EXHIBIT NO.	DESCRIPTION OF EXHIBIT

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from this Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in Inline XBRL (included in Exhibit 101)

*Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROG Holdings, Inc.
(Registrant)

Date:	October 25, 2023	By:	/s/ BRIAN GARNER
Brian Garner
Chief Financial Officer
(Principal Financial Officer)

Date:	October 25, 2023	By:	/s/ MATT SEWELL
Matt Sewell
Vice President, Financial Reporting
(Principal Accounting Officer)