Form 10-K
period 2023-12-31
PROG Holdings, Inc.
filed 2024-02-21
CIK 1808834

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
Registrant's telephone number, including area code: (385) 351-1369
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.50 Par Value	PRG	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☒	Accelerated Filer	☐

Non-Accelerated Filer	☐	Smaller Reporting Company	☐

Emerging Growth Company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b).  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2023 was $923,341,852 based on the closing price on that date as reported by the New York Stock Exchange. Solely for the purpose of this calculation and for no other purpose, the non-affiliates of the registrant are assumed to be all shareholders of the registrant other than (i) directors of the registrant, (ii) executive officers of the registrant, and (iii) any shareholder that beneficially owns 10% or more of the registrant's common shares.
As of February 16, 2024, there were 43,688,712 shares of the Company's common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive Proxy Statement for the 2024 annual meeting of shareholders, to be filed subsequently with the Securities and Exchange Commission, or SEC, pursuant to Regulation 14A, are incorporated by reference into Part III of this Annual Report on Form 10-K.

Cautionary Note Regarding Forward Looking Statements
This Annual Report on Form 10-K (this "Form 10-K") contains forward-looking statements within the meaning of the Securities Act of 1933, the Securities Exchange Act of 1934, and the Private Securities Litigation Reform Act of 1995. These statements include, among others, statements that involve expectations, plans or intentions, such as those relating to management strategies, future business, future results of operations or financial condition, customer payment behavior, mergers or acquisitions, and capital allocation. These forward-looking statements may be identified by words such as "may," "will," "would," "should," "assumes," "could," "expect," "anticipate," "believe," "estimate," "intend," "strategy," "future," "opportunity," "plan," "project," "forecast," and other similar expressions. These forward-looking statements involve risks and uncertainties that may cause our actual results and financial condition to differ materially from those expressed or implied in our forward-looking statements. Such risks and uncertainties include, among others, those discussed in the Risk Factor Summary below, Part I, "Item 1A. Risk Factors" and Part II, "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation" of this Form 10-K, as well as in our consolidated financial statements, related notes, and the other information appearing in this Form 10-K and our other filings with the Securities and Exchange Commission (the "SEC"). We do not intend, and undertake no obligation except as required by law, to update any of our forward-looking statements after the date of this Form 10-K to reflect actual results or future events or circumstances. Given these risks and uncertainties, you are cautioned not to place undue reliance on such forward-looking statements.
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
•Inflation, elevated interest rates for extended periods and other adverse macroeconomic conditions may adversely affect consumer confidence and demand for the products and services offered by our Progressive Leasing, Vive and Four businesses.
•Our customers' inability to make the payments they owe our Progressive Leasing, Vive and Four businesses due to inflation, elevated interest rates for extended periods and other adverse macroeconomic conditions may unfavorably impact our overall financial performance.
•Given the uncertain macroeconomic environment, our proprietary algorithms and decisioning tools used in approving Progressive Leasing and Vive customers may no longer be indicative of their ability to perform.
•A large percentage of Progressive Leasing's revenue, which represents approximately 97% of PROG Holdings' consolidated revenue, is concentrated with several key point-of-sale partners (whom we refer to as our "POS partners").
•Progressive Leasing may be unable to attract additional POS partners and consumers and to retain and grow its existing POS and customer relationships.
•Although Vive and Four serve subprime and near-prime consumers, their business models differ significantly from Progressive Leasing's lease-to-own business, which means each of these businesses have different risk profiles.
•The ability of the Company, Progressive Leasing, Vive and Four to protect confidential, proprietary, or sensitive information, including the confidential information of their customers, may be adversely affected by cyber-attacks or similar disruptions which may result in significant costs, litigation and reputational damage or otherwise have a material adverse impact on several aspects of our performance.
•Our cost reduction initiatives may not be adequate or may have unintended consequences that could be disruptive to our businesses.

•Our capital allocation strategy and financial policies, including our current stock repurchase and dividend programs, as well as any potential debt repurchase program, may not be effective at enhancing shareholder value, or providing other benefits we expect.
•The loss of services of our key executives or our inability to attract and retain key talent, particularly with respect to our information technology function, may have a material adverse impact on our operations.
•The failure of our businesses to successfully compete in our highly and increasingly competitive industries may harm several aspects of our performance.
•The transactions offered to consumers by Progressive Leasing, Vive and Four may be negatively characterized by government officials, consumer advocacy groups and the media.
•Any significant disruption in, or errors in, service on Progressive Leasing's, Vive's or Four's platforms or relating to key vendors, including those providing information technology support, may prevent Progressive Leasing, Vive or Four from processing transactions (including making accurate lease and loan decisioning).
•Our business continuity and disaster recovery plans may not be sufficient to prevent losses in the event we experience a significant disruption in, or errors in, service on Progressive Leasing's, Vive's or Four's platforms.
•Real or perceived software errors, failures, bugs, defects, or outages may adversely affect Progressive Leasing, Vive and/or Four.
•The effects of Progressive Leasing's 2020 settlement with the FTC are not certain.
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
•The geographic concentration of Progressive Leasing's POS partners may magnify the impact of conditions in a particular region, including economic downturns and other occurrences.
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
Risks Related to the Spin-Off of The Aaron's Company, Inc.
•In connection with the spin-off of The Aaron's Company, Inc. in November 2020 (the "Spin-Off"), The Aaron's Company agreed to indemnify us for certain liabilities, and we agreed to indemnify The Aaron's Company for certain liabilities.
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
Overview
PROG Holdings is a financial technology holding company that provides transparent and competitive payment options to consumers. PROG Holdings' operating segments include Progressive Leasing, an in-store, app-based, and e-commerce point-of-sale lease-to-own solutions provider, Vive Financial ("Vive"), an omnichannel provider of second-look revolving credit products, and Four Technologies, Inc. ("Four"), which offers Buy Now, Pay Later ("BNPL") payment options to consumers through the Four platform. PROG Holdings also owns Build, a credit building financial management tool. The Progressive Leasing segment comprised approximately 97% of our consolidated revenues for the year ended December 31, 2023. Progressive Leasing provides consumers with lease-purchase solutions for merchandise, including furniture, appliances, electronics, jewelry, mobile phones and accessories, mattresses, and automobile electronics and accessories from leading traditional and e-commerce retailers (whom we refer to as our point-of-sale partners, "POS partners," or "retail partners"). Many of our customers fall within the near-prime or subprime Fair Isaac and Company ("FICO") score categories and may have difficulty purchasing big-ticket and other durable goods they desire. Progressive Leasing's technology-based, proprietary decisioning platform offers prompt lease decisioning at the point-of-sale and is integrated with both traditional and e-commerce POS partners' systems. Progressive Leasing provides customers with transparent and competitive lease payment options along with flexible terms that are designed to help customers achieve merchandise ownership, including through low initial payments and early buyout options. Lease-to-own transactions facilitated through our Company also benefit our POS partners by generating incremental sales to credit-challenged consumers, who typically would not have qualified for financing offers traditionally provided by these retailers.
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
Operating Segments
As of December 31, 2023, the Company has three operating segments: Progressive Leasing, Vive and Four. The Company's two reportable segments are Progressive Leasing and Vive, which is consistent with the current organizational structure and how the chief operating decision maker regularly reviews results to analyze performance and allocate resources.
The operating results of our two reportable segments may be found in (i) Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and (ii) Item 8. Financial Statements and Supplementary Data.
Progressive Leasing
Progressive Leasing is our largest operating segment, which empowers consumers and businesses with transparent and flexible lease-to-own options to help consumers achieve ownership of durable goods. Progressive Leasing provides e-commerce, app-based, and in-store point-of-sale lease-to-own solutions through approximately 23,000 third-party POS partner locations and e-commerce websites in 45 states, the District of Columbia and Puerto Rico. It does so by purchasing the desired merchandise from POS partners and, in turn, leasing that merchandise to customers through a cancellable lease-to-own transaction. Progressive Leasing consequently has no stores of its own, but rather offers lease-purchase solutions to the customers of traditional and e-commerce retailers. The Progressive Leasing segment comprised approximately 97% of our consolidated revenues for the year ended December 31, 2023.
Vive
Vive primarily serves customers who may not qualify for traditional prime lending offers and desire to purchase goods and services from participating merchants. Vive offers customized programs with services that include revolving loans through private label and Vive-branded credit cards. Vive's current network of over 7,500 POS partner locations and e-commerce websites includes furniture, mattresses, fitness equipment, and home improvement retailers, as well as medical and dental service providers. The Vive segment comprised approximately 3% of our consolidated revenues for the year ended December 31, 2023.
Four
Four provides consumers of all credit backgrounds with BNPL options through four interest-free installments. Four's proprietary platform capabilities provide our base of customers and POS partners with another payment solution as part of the PROG Holdings financial technology offerings. Shoppers use Four's platform to purchase furniture, clothing, electronics, health and beauty, footwear, jewelry, and other consumer goods from retailers across the United States. Four was not a reportable segment for the year ended December 31, 2023 as its financial results were not material to the Company's results of operations or financial condition. Four's financial results are reported within "Other" for segment reporting purposes.

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

Legacy Finance Solution Shortfall	Progressive Leasing's Answer
Approximately 40% of United States population has a near or below prime FICO score and may not have a convenient solution to finance the purchase of big-ticket items.	Progressive Leasing offers a technology-based, proprietary decisioning platform with transparent and competitive lease payment options.
Consumers may not be able to qualify for traditional products due to low credit score or no traditional credit file/score.	Approvals are determined by various credit underwriting factors beyond traditional credit scores.
Traditional products have high denial rates for non-prime customers and retailer staff have minimal training or program support to enable the purchase.	Progressive Leasing brand loyalty, marketing and POS partner support efforts help drive incremental business to our POS partners and facilitate sales to customers that are otherwise unable to purchase.
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
Contractual payments are usually based on a customer's pay frequency and are typically processed through automated clearing house payments. If a payment is not made in a timely manner, collections are managed in-house through our customer payment assistance team and proprietary lease management system. The customer payment assistance team contacts customers within a few days after the due date to encourage them to keep their agreement current. If the customer chooses to return the merchandise, arrangements may be made to receive the merchandise from the customer by either scheduling a pick-up or shipping the merchandise to our warehouse in Draper, Utah.
For customer agreements that are past due, the Company's policy is to write off lease merchandise after 120 days. The provision for lease merchandise write-offs as a percentage of lease revenues was 6.7%, 7.7% and 4.8% for the years ended December 31, 2023, 2022, and 2021, respectively. The Company's provision for lease merchandise write-offs as a percentage of lease revenues targeted annual range is 6% to 8%.
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
•Proprietary decision algorithm and collection - Vive uses an underwriting model that provides standardized credit decisions, including borrowing limit amounts. Credit decisions are primarily based on a proprietary underwriting algorithm. Loans receivable are unsecured, and collections on loans receivable are managed in-house through Vive's employees and proprietary loans receivable management system.
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
We believe the strong focus on customer satisfaction generates repeat business from our customers and long-lasting relationships with our POS partners. Our customers are given access to products through multiple channels, including a network of POS partner store locations and e-commerce sites. Our customers benefit from Progressive Leasing's flexible payment alternatives and other features, including early purchase options, reinstatement options, product replacement, discounts and other benefits. In addition, we offer payment deferral options and other payment adjustment options to customers who are experiencing financial difficulties, such as to those customers who have been adversely impacted by financial hardships and other qualifying events. If a payment is not made in a timely manner, collections are managed in-house through our customer payment assistance team and proprietary lease management system. The customer payment assistance team contacts customers within a few days after the due date to encourage them to keep their agreement current. We also send email/text reminders to customers and provide payment options and instructions. We foster relationships with POS partners to better serve new and existing customers. Our Progressive Leasing segment offers centralized customer and retailer support through internal employee representatives located primarily in Utah, Arizona and Texas. Additionally, we utilize a third-party service provider in Cali, Colombia to assist us with our customer support efforts. Our customer service representatives for Vive are located primarily in Utah and Arkansas. Since early 2020, substantially all customer service representatives for Progressive Leasing and Vive have transitioned to working remotely.
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
Purchasing and POS Partner Relationships
The following table details the percentage of Progressive Leasing's revenues attributable to different categories of merchandise offered by its POS partners:

	Year Ended December 31,
Progressive Leasing POS Partner Merchandise Category[1]	2023	2022	2021
Furniture, Appliances and Electronics[2]	58%	57%	57%
Jewelry	15%	17%	17%
Mobile Phones and Accessories	15%	14%	12%
Mattresses	6%	6%	7%
Automobile Electronics and Accessories	3%	3%	4%
Other	3%	3%	3%
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
The following table details the percentage of Vive's revenues attributable to different categories of services and merchandise offered by its POS partners:

	Year Ended December 31,
Vive POS Partner Services and Merchandise Category[1]	2023	2022	2021
Furniture and Mattresses	55%	55%	48%
Medical and Dental	17%	20%	26%
Home Exercise and Home Improvement	14%	11%	8%
Other	14%	14%	18%
1Revenues from a POS partner are attributed to a single category even if the POS partner may offer services or merchandise across multiple categories.
During 2023, three POS partners each individually provided customer relationships that generated greater than 10% of our consolidated revenues.
Marketing and Advertising
Progressive Leasing actively markets its leasing services to help its customers achieve ownership of durable goods and drive new shoppers and incremental revenue for our POS partners. To accomplish these goals, we invest in digital, traditional, and in-store marketing, and our internal marketing and data science teams continually evaluate and optimize this investment to maximize the benefit for our POS partners.
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
In supporting a diverse and inclusive workplace, we focus on hiring, retention and advancement of women and underrepresented groups, and work hard to cultivate a welcoming and nurturing workplace that will activate the next generation of innovators. In particular, our employee resource groups ("ERGs") help to ensure the many experiences of our diverse employees, customers and communities are reflected in our decisions and actions. Our ERGs receive executive, monetary and other support from the Company and participation by all employees in all positions and locations is encouraged and welcomed. Currently, our ERGs include The Black Inclusion Group ("BIG"); Women In Leadership ("WIL"); Adelante!; PROGPeople Respecting Individuality, Diversity and Equality ("PRIDE"); Veterans and Allies Leading the Organization Responsibly ("VALOR"); and Pacific Islanders & Asians Celebrating Equality ("PACE").
In addition to providing support to our ERGs, our efforts to promote DE&I practices include:
•Hosting internal and guest speakers to discuss topics relevant to DE&I matters;
•Conducting training to educate our employees about various DE&I themes, racial justice, disability inclusion and LGBTQ+ allyship, among other themes;
•Improving and formalizing mentorship programs targeted towards our female, minority and LGBTQ+ employees, which were implemented in 2023;
•Implementing a talent review process that is designed to utilize a multi-factor approach to understanding the talents of our employees and the potential they have to be future leaders of the Company; and
•Providing the ERGs with financial and other resources to support their missions.
As of December 31, 2023, our employee count was 1,420 for Progressive Leasing, 167 for Vive, and 19 for Four and Other, the majority of which were full time employees. On January 25, 2024, the Company announced the continuation of cost reduction initiatives, which included a reduction in Progressive Leasing's workforce. None of our employees are covered by a collective bargaining agreement, and we believe that our relations with employees are good.

The information in the tables below summarizes our gender, ethnicity and race diversity metrics as of December 31, 2023:

December 31, 2023
	Male	Female
Vice Presidents and Above	81.6%	18.4%
All Other Employees	46.9%	53.1%

	December 31, 2023
	Hispanic or Latino	White	Black or African American	Native Hawaiian or Pacific Islander	Asian	American Indian or Alaskan Native	Two or More Races
Vice Presidents and Above	2.6%	81.6%	2.6%	—%	10.6%	—%	2.6%
All Other Employees	29.2%	52.7%	9.0%	1.1%	4.7%	0.4%	2.9%
We foster a culture of learning that provides employees with development opportunities to support their unique career paths. We support our employees in owning their development and growth, and we provide development training and resources to empower employees to achieve their personal best at work. In 2023, we launched a career development framework tool that links employees to online learning curricula in multiple delivery formats as a way to further aid employees in their development. The tool provides content on topics such as compliance and specific business-related needs, as well as assessments, videos and digital learning modules, which are available live, in-person and online.
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
For the years ended December 31, 2023, 2022, and 2021, personnel expenses were $187.2 million, $194.2 million, and $189.6 million, respectively.
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
Federal regulatory authorities are increasingly focused on alternative consumer financial services and products that our Progressive Leasing, Vive and Four businesses provide. For example, in April 2020, Progressive Leasing entered into a settlement (the "FTC Settlement") with the Federal Trade Commission ("FTC") to resolve allegations by the FTC that certain of Progressive Leasing's advertising and marketing practices violated the FTC Act. Even though Progressive Leasing believed it was in compliance with the FTC Act, and thus, did not admit any violations of the FTC Act or any other laws, under the terms of the FTC Settlement, Progressive Leasing paid $175 million to the FTC and agreed to enhance certain of its compliance-related activities, including augmenting disclosures to its customers and expanding its POS partner monitoring programs. More recently, the Consumer Financial Protection Bureau ("CFPB") has filed a lawsuit against one of our lease-to-own competitors, alleging violations of various laws, and has indicated that it may take legal action against another one in connection with its investigation of that competitor. Furthermore, our Vive business, through its bank partners, offers Vive branded credit cards and other private label credit card products for subprime and near-prime consumers. Accordingly, it is subject to federal laws and regulations with respect to cardholder agreement terms and disclosures (e.g., the Truth In Lending Act), credit discrimination (e.g., the Equal Credit Opportunity Act), credit reporting (e.g., the Fair Credit Reporting Act), and servicing and collection activities. The BNPL industry is also under increasing scrutiny from federal regulators as the CFPB has been reviewing the business practices of a number of companies that offer BNPL services and has alleged several areas of perceived risks of consumer harm, including inconsistent consumer protections and the risk of borrowers becoming overextended. We expect applicable federal regulatory agencies will continue their increased focus on alternative consumer financial services and products, and, as a result, businesses such as ours may be held to higher standards of monitoring, disclosure and reporting, regardless of whether new laws or regulations governing our industry are adopted.
In addition to federal regulatory oversight, currently, nearly every state specifically regulates lease-to-own transactions via state statutes, and are holding businesses like Progressive Leasing to higher standards of training, monitoring and compliance. Most state lease purchase laws require lease-to-own companies to disclose to their customers the total number of payments, total amount and timing of all payments to acquire ownership of any item, any other charges that may be imposed and miscellaneous other items. The more restrictive state lease purchase laws limit the retail price for an item, limit the total amount that a customer may be charged for an item, or regulate the "cost-of-rental" amount that lease-to-own companies may charge on lease-to-own transactions. With respect to the regulation of the "cost-of-rental" amount, such laws generally define "cost-of-rental" as lease fees paid in excess of the "retail" price of the goods. Progressive Leasing's long-established policy in all states is to disclose the terms of its lease purchase transactions as a matter of good business ethics and customer service. From time to time, state attorneys general have directed investigations, regulatory initiatives and/or legal actions toward us, our industry, or certain companies within the industry, including states in which our Progressive Leasing business has POS partners. For example, in August 2022, the Pennsylvania Attorney General filed a complaint against Progressive Leasing alleging, among other things, that Progressive Leasing was operating in Pennsylvania in violation of the Pennsylvania Rental Purchase Agreement Act by failing to disclose certain terms and conditions of rent-to-own ("RTO") transactions on "hang tags" physically attached to RTO merchandise. Although the Company believed the Pennsylvania Attorney General's claims were without merit, it entered into a settlement agreement with the Pennsylvania Attorney General in January 2024, pursuant to which the Attorney General agreed to release its claims against Progressive Leasing. That settlement was approved on January 26, 2024 by the court where the lawsuit was pending. There can be no assurances that other state attorneys general will not pursue similar legal actions against the Company in future periods. At December 31, 2023, the Company had accrued $1.0 million for the lawsuit within accounts payable and accrued expenses in the consolidated balance sheets, as the settlement was believed to be probable and reasonably estimable.
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
Available Information
Our primary internet address is www.progholdings.com. The information contained on our website is not included as part of, or incorporated by reference into, this Annual Report on Form 10-K or any other reports we file with or furnish to the Securities and Exchange Commission ("SEC"). On our website, we make available, free of charge, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements, director and officer reports on Forms 3, 4, and 5, and any amendments to these reports, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. We also make available on our website our Code of Ethics, our Corporate Governance Guidelines, and the charters for the Audit, Compensation and Nominating and Corporate Governance Committees of the Board of Directors. The SEC maintains an internet site, www.sec.gov, containing reports, proxy and information statements, and other information regarding issuers, including us, that file electronically with the SEC.

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
In April 2020, our Progressive Leasing business entered into a settlement with the FTC (the "FTC Settlement") to resolve allegations by the FTC that certain of Progressive Leasing's advertising and marketing practices violated the FTC Act, even though Progressive Leasing believed it was in compliance with the FTC Act, and thus, did not admit any violations of that act or any other laws. Under the FTC Settlement, Progressive Leasing paid $175 million to the FTC and agreed to enhance certain of its compliance-related activities, including augmenting disclosures to its customers and expanding its POS partner monitoring programs. In recent years, federal regulatory authorities have increasingly focused on alternative consumer financial services products, including consumer protection within the subprime financial marketplace in which our Progressive Leasing, Vive and Four businesses operate. For example, the Consumer Financial Protection Bureau ("CFPB") has filed a lawsuit against one of our lease-to-own competitors and has threatened to take legal action against another one in connection with its investigation of that competitor. In addition, in 2022, the CFPB announced a review of the business practices of a number of companies that offer buy-now-pay-later ("BNPL") services, alleging several areas of perceived risk of consumer harm, including inconsistent consumer protections and the risk of borrowers becoming overextended. We believe the CFPB's review is illustrative of the greater focus federal regulatory authorities have put on alternative consumer financial services products, including within the industries in which our businesses operate, which may result in increased compliance costs and the possibility of significant monetary penalties, remediation expenses and costly changes to the manner in which we conduct our businesses.
Any of these federal agencies may propose and adopt new regulations (or interpret existing regulations) that may result in significant adverse changes in the regulatory landscape for Progressive Leasing, Vive and Four. We expect federal regulatory agencies will continue their increased focus on alternative consumer financial services products, and, as a result, businesses transacting with subprime consumers, for example, may be held to higher standards of monitoring, disclosure and reporting, regardless of whether new laws or regulations governing our industry are adopted. This increased attention may increase Progressive Leasing's, Vive's and Four's compliance costs significantly, result in additional fines or monetary penalties or settlements due to future government investigations, and materially and adversely impact the manner in which they operate, which may be materially adverse to several aspects of our performance.
In recent years, state regulatory authorities have also been increasingly focused on the subprime financial marketplace, including the lease-to-own industry. For example, in August 2022, a complaint was filed by the Pennsylvania Attorney General against the Company's Progressive Leasing business alleging, among other things, that Progressive Leasing had violated the Pennsylvania Rental Purchase Agreement Act by failing to disclose certain terms and conditions of rent-to-own ("RTO") transactions on "hang tags" physically attached to RTO merchandise. Although the Company believed the Pennsylvania Attorney General's claims were without merit, it entered into a settlement with the Pennsylvania Attorney General in January 2024, pursuant to which the Attorney General agreed to release its claims against Progressive Leasing. That settlement was approved by the court where the lawsuit was pending on January 26, 2024. Additionally, in early 2021, a number of lease-to-own companies, including the Company's Progressive Leasing business, received a subpoena from the California Department of Financial Protection and Innovation (the "DFPI"). The subpoena received by Progressive Leasing in January 2021 from the DFPI requested the production of documents regarding Progressive Leasing's operations and its compliance with state consumer protection laws, including new legislation that went into effect on January 1, 2021. Although the Company believes Progressive Leasing is in compliance with all applicable consumer financial laws and regulations in California, this inquiry may lead to an enforcement action and/or a consent order and substantial costs, including legal fees, fines, penalties, and remediation expenses. While the Company intends to preserve defenses surrounding the jurisdiction of DFPI in this matter, the Company has fully cooperated and anticipates that it will continue cooperating with the DFPI in responding to its inquiry. We are currently unable to predict the ultimate timing or outcome of the investigation undertaken by the DFPI. In addition, the FTC

Settlement may lead to investigations and enforcement actions by, and/or consent orders with, state Attorneys General or other state regulatory agencies.
Furthermore, in November 2021, Upbound Group, Inc. announced that its Acima division ("Acima"), which is a large virtual lease-to-own business that competes with Progressive Leasing, had received a letter from the Nebraska Attorney General's office stating that the Attorney General of Nebraska, along with a coalition of thirty-eight state Attorneys General, had initiated a multistate investigation into the business acts and practices of Acima. As of the date of this Annual Report on Form 10-K, we have not received a similar communication from the Nebraska Attorney General's office and are not aware of any intention by any state Attorneys General involved in the Acima matter to broaden their investigation to include Progressive Leasing in their investigation. However, there can be no assurance that Progressive Leasing will not be included in such matter and, if it is, that it would not lead to an enforcement action and/or a consent order, or substantial costs, including legal fees, fines, penalties, and remediation expenses. We cannot predict whether any state Attorneys General or state regulatory agencies will direct other investigations or regulatory investigations towards us or our industry in the future, or what the impact of any such future regulatory investigation may be.
In addition, certain aspects of Progressive Leasing's, Vive's and Four's businesses, such as the content of their advertising and other disclosures to customers about transactions, their respective data collection practices, the manner in which they may contact their customers, the decisioning process regarding whether to enter into a transaction with a potential customer, their credit reporting practices, and the manner in which they process and store certain customer, employee and other information are subject to federal and state laws and regulatory oversight. For example, the California Consumer Privacy Act of 2018 (the "CCPA") gives residents of California expanded rights to access and delete their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used, and also provides for civil penalties for violations and private rights of action for data breaches. In addition, the California Privacy Rights Act ("CPRA"), which became effective on January 1, 2023, significantly modifies the CCPA, including by expanding consumers' rights with respect to certain personal information and creating a new state agency to oversee implementation and enforcement efforts. The CCPA, CPRA, and other applicable state and federal privacy laws now require Progressive Leasing, Vive and Four to design, implement and maintain different types of privacy-related compliance controls and programs simultaneously in multiple states, thereby further increasing the complexity and cost of compliance. In addition, certain states' laws limit the total cost that Progressive Leasing may charge a customer in order for the customer to achieve ownership of the leased merchandise at the end of the lease term.
We have incurred and will continue to incur substantial costs to comply with federal, state and local laws and regulations, including rapidly evolving expected consumer protection standards. In addition to compliance costs, we may continue to incur substantial expenses to respond to regulatory and other third-party investigations and enforcement actions, proposed fines and penalties, criminal or civil sanctions, and private litigation, as well as potential "headline risks" that may negatively impact our business and may adversely affect our share price. Consumer complaints with respect to our industry have resulted in, and may in the future result in, state, federal and local regulatory and other investigations. In addition, while we are not aware of any whistleblower claims regarding Progressive Leasing's, Vive's or Four's specific business practices, such claims are on the rise generally. We believe these claims will likely continue, in part because of the provisions enacted by the Dodd-Frank Act that provide for cash awards to persons who report alleged wrongdoing to the U.S. Securities and Exchange Commission, and because competitors may use it as a method to weaken their competitors, and others, like former personnel or other constituencies, may use it as means to extract payment or otherwise retaliate.
Additionally, as we execute on our strategic plans, we may continue to expand into complementary businesses that engage in financial, consumer credit transactions or lending services, or lease-to-own or rent-to-rent transactions involving products that we do not currently offer our customers, or implement the use of new technologies in our existing businesses and products, such as machine learning and artificial intelligence-based technologies, all of which may be subject to a variety of statutes, laws and regulatory requirements in addition to those regulations currently applicable to our operations, which may impose significant costs, limitations or prohibitions on the manner in which we currently conduct our businesses as well as those we may acquire in the future.
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
•indemnification obligations to POS partners for losses stemming from, among other matters, Progressive Leasing's violation of federal, state or local laws or regulations or failure to take the appropriate steps to protect its POS partners' and customers' information from being accessed or stolen by unauthorized third parties through cyber-attacks or "hacking" or similar occurrences;
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
Inflation, elevated interest rates for extended periods, and other adverse macroeconomic conditions may adversely affect consumer confidence and demand for the products and services offered by our Progressive Leasing, Vive and Four businesses.
We derive our revenue from the products and services offered by our Progressive Leasing, Vive and Four businesses. Consumer confidence is affected by inflation, elevated interest rates for extended periods, and other macroeconomic conditions. A deterioration in consumer confidence could adversely affect our business in many ways, including reducing demand for our products and services. As a result, a sustained decline or continued uncertainty in macroeconomic conditions could result in lower revenue and negatively impact our businesses and the Company's overall financial results.
Our customers' inability to make the payments they owe our Progressive Leasing, Vive and Four businesses due to inflation, elevated interest rates for extended periods and other adverse macroeconomic conditions may unfavorably impact our overall financial performance.
During 2022 and 2023, the United States experienced historic levels of inflation, resulting in the Federal Reserve raising interest rates multiple times. While the rate of inflation has since slowed, the costs of living, including food, energy and residential rent remains significantly higher than it was prior to the COVID-19 pandemic, which we believe disproportionately negatively affects the customers we serve and therefore may unfavorably impact our customers' ability to make the payments they owe the Company. In turn, these conditions could result in increased customer payment delinquencies, and may also result in increases in lease merchandise write-offs, loan loss provisioning and loan write-offs.
In an uncertain macroeconomic environment, our proprietary algorithms and decisioning tools used in approving Progressive Leasing, Vive and Four customers may no longer be indicative of their ability to perform, which in turn may limit the ability of our Progressive Leasing, Vive and Four businesses to manage risk, avoid lease and loan charge-offs and may result in insufficient reserves to cover actual losses.
We believe our proprietary lease and loan decisioning processes to be a key to the success of our Progressive Leasing, Vive and Four businesses. These decisioning processes assume behavior and attributes observed for prior customers, among other factors, are indicative of performance by our future customers. Unexpected changes in customer behavior caused by uncertain macroeconomic conditions, including, for example, inflationary pressures, supply chain disruptions, strained consumer liquidity or increases in unemployment levels may lead to increased incidences and costs related to lease merchandise write-offs. In addition, we believe that uncertain macroeconomic conditions such as these lead to general declines in discretionary spending levels and disproportionately negatively impact the customers we serve. As a result, our decisioning process has required, and may in the future require, frequent adjustments (including tightening) and the application of greater management judgment in the interpretation of the results produced by our decisioning tools, which could have an unfavorable impact on our GMV, margins and earnings. These decisioning tools may be unable to accurately predict and respond to the impact of a prolonged economic downturn or changes to customer behaviors, which in turn may limit the ability of our Progressive Leasing, Vive and Four businesses to manage risk, avoid lease and loan charge-offs and may result in insufficient reserves to cover actual losses

(which Progressive Leasing records as accounts receivable allowance and allowance for lease merchandise write-offs and Vive and Four record as provision for loan losses).
A large percentage of Progressive Leasing's revenue is concentrated with several key POS partners, and the loss of any of these POS partner relationships would materially and adversely affect several aspects of our performance.
Progressive Leasing's relationship with its largest POS partners will have a significant impact on our operating revenues in future periods. The loss of any key POS partners would have a material adverse effect on our business.
For example, during 2023, we derived 51.3% of our consolidated revenues from customers of Progressive Leasing's top three POS partners, and 78.6% of our consolidated revenues from customers of Progressive Leasing's top ten POS partners. Any extended discontinuance of Progressive Leasing's relationship with any of those POS partners or other high visibility retailers, including as a result of such partners going out of business or otherwise being unable or unwilling to continue their relationships with Progressive Leasing, would have a material adverse impact on several aspects of our performance. In addition, in the event that Progressive Leasing enters into new or amended business or contractual terms or conditions with any of its largest POS partners that are less favorable than its current arrangements with those POS partners, including with respect to the prices it pays those POS partners for merchandise that it leases to consumers and/or exclusivity, rebate or other incentive payments it may make to those POS partners, our business and prospects may be materially and adversely effected.
Any publicity associated with the loss of any of Progressive Leasing's large POS partners may harm its reputation, making it more difficult to attract and retain consumers and other POS partners and could lessen its negotiating power with its remaining and prospective POS partners. Our operating revenues and operating results may also suffer if any of Progressive Leasing's POS partners experiences a significant decline in sales for any reason, including, for example, due to increased inflation and/or a prolonged recession reducing or eliminating many consumers' discretionary incomes, and/or supply chain interruptions unfavorably impacting the inventories of our POS partners.
There can be no assurance that Progressive Leasing will be able to continue its relationships with its largest POS partners on the same or more favorable terms in future periods or that its relationships will continue beyond the terms of its existing contracts with them. Our operating revenues and operating results may suffer if, among other things, any of Progressive Leasing's POS partners renegotiate, terminate or fail to renew, or fail to renew on similar or favorable terms, their agreements or otherwise choose to modify the level of support they provide for Progressive Leasing's products and services.
If Progressive Leasing is unable to attract additional POS partners and retain and grow its relationships with its existing POS partners, several aspects of our performance would be materially and adversely affected.
Our continued success is dependent on the ability of Progressive Leasing to maintain its relationship with its existing POS partners and grow its gross merchandise volume, or "GMV", (which we define as the retail price of merchandise acquired by Progressive Leasing, which we then lease to our customers) from those existing POS partners through their in-store and e-commerce platforms, and also to expand its POS partner base. Progressive Leasing's ability to retain and grow its relationships with POS partners depends on the willingness of POS partners to partner with it. The attractiveness of Progressive Leasing's platform to POS partners depends upon, among other things: its brand and reputation; its ability to sustain its value proposition to POS partners for consumer acquisition; the attractiveness to POS partners of its virtual and data-driven platform; the services, products and customer decisioning standards offered by Progressive Leasing's competitors; the amount of rebates or other incentive payments offered to those POS partners by Progressive Leasing, and its ability to perform under, and maintain, its POS partner agreements, most of which have terms that do not exceed three years.
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
If Progressive Leasing is unable to attract new consumers and retain and grow its relationships with its existing customers, several aspects of our performance would be materially and adversely affected.
Our continued success depends on the ability of Progressive Leasing to generate repeat use and increased GMV from existing customers and to attract new consumers to its platform. Its ability to retain and grow its relationships with its customers depends on the willingness of consumers to use its products and services. The attractiveness of Progressive Leasing's data-driven platform to consumers depends upon, among other things: the number and variety of its POS partners and the mix of products and services available through its platform; its brand and reputation; customer experience and satisfaction; trust and perception of the value it provides; technological innovation; and the services, products and customer decisioning standards offered by its competitors. If Progressive Leasing fails to retain its relationship with existing customers, if it does not attract new consumers to its platform, products and services, or if it does not continually expand usage and GMV, including, for example, due to a failure to successfully and timely enhance the features of our existing products or create and launch innovative new products, several aspects of our performance would be materially and adversely affected.
Although Vive and Four serve subprime and near-prime consumers, their business models differ significantly from Progressive Leasing's lease-to-own business, which means each of these businesses have different risk profiles.
Through its Vive branded credit cards and other private label credit card products, Vive offers POS partners a variety of revolving loans for subprime and near-prime consumers. Therefore, Vive's business model has specific and unique risks that are different from Progressive Leasing's business, which may disrupt Vive's business and/or have an unfavorable impact on Vive's financial performance, including, among others:
•Vive's reliance on a limited number of bank partners to issue its Vive branded credit cards and other credit products. Vive's agreements with its issuing bank partners give those partners the right to terminate those agreements without cause by providing Vive with a non-renewal notice within a specified number of days prior to the dates on which those agreements are scheduled to automatically renew. If those agreements were terminated or otherwise disrupted, there is a risk that Vive would not be able to replace those banks with an alternative bank provider on terms that Vive would consider favorable or in a timely manner without disruption of its business.
•Vive has significantly different regulatory risks as compared to Progressive Leasing, including those applicable to consumer credit card transactions. For example, Vive may have compliance obligations with respect to federal and state laws and regulations, including pursuant to its agreements with its issuing bank partners, that govern, among other areas, cardholder agreement terms and disclosures (e.g., the Truth In Lending Act), credit discrimination (e.g., the Equal Credit Opportunity Act), credit reporting (e.g., the Fair Credit Reporting Act), and servicing and collection activities. In addition, the CFPB is expected to finalize new rules in the near future designed to cap credit card late fees by credit card issuers, which, if implemented, could materially and adversely impact Vive's revenues and profitability.
In addition, through its BNPL offerings, Four's business model allows shoppers to pay for merchandise through four interest-free installments, which enables its customers to purchase furniture, clothing, electronics, health and beauty, footwear, jewelry, and other consumer goods from retailers across the United States. As discussed above, BNPL offerings have recently become subject to enhanced regulatory scrutiny by federal regulatory authorities, including the CFPB, which allege several areas of perceived risks to consumers, including the risks that borrowers will become overextended. As a result, Four's regulatory compliance obligations may be evolving, which creates unique risks that are different than those faced by more mature businesses, such as Progressive Leasing and Vive, and which could be materially adverse to Four.
The risks that are specific to Vive may also have a material and adverse effect on several aspects of our performance in the future.
The ability of the Company, Progressive Leasing, Vive and Four to protect confidential, proprietary, or sensitive information, including the confidential information of their customers, may be adversely affected by cyber-attacks or similar disruptions, which may result in significant costs, litigation and reputational damage or otherwise have a material adverse impact on several aspects of our performance.
Progressive Leasing's, Vive's and Four's businesses involve the collection, storage, use, disclosure, processing, transfer, and other handling (collectively, "processing") of a wide variety of information, including personally identifiable information, for various purposes in their businesses, including to help ensure the integrity of their services and to provide features and functionality to their customers and POS partners. The processing of the information they acquire in connection with their customers' and POS partners' use of their services is subject to numerous privacy, data protection, cybersecurity, and other laws and regulations in the United States. The automated nature of their businesses and their reliance on digital technologies may make them an attractive target for, and potentially vulnerable to, cyber-attacks, computer malware, computer viruses, social engineering (including phishing and ransomware attacks), general hacking, physical or electronic break-ins, or similar disruptions. While they and their vendors have taken steps to protect the confidential, proprietary, and sensitive information to which they have access and to prevent data loss, their security measures or those of their vendors could be breached, including as a result of employee theft, exfiltration, misuse or malfeasance, their actions, omissions, or errors, third-party actions, omissions, or errors, unintentional events, or deliberate attacks by cyber criminals, any of which may result in the loss of, or unauthorized access to, their or their customers' data, their intellectual property, or other confidential, proprietary, or sensitive business information. Any accidental or willful security breaches or other unauthorized access to their platforms or servicing systems may cause confidential, proprietary, or sensitive information to be stolen and used for criminal or other unauthorized purposes. Security breaches or unauthorized access to confidential information may also expose Progressive Leasing, Vive, Four and us to liability related to the loss of the information, time-consuming and expensive litigation and government investigations, enforcement actions and negative publicity. If security measures are breached because of employee theft, exfiltration, misuse or malfeasance, Progressive Leasing's, Vive's or Four's own actions, omissions, or errors, third-party actions, omissions, or errors, unintentional events, deliberate attacks by cyber criminals or otherwise, or if design flaws in their software or systems are exposed and exploited, Progressive Leasing's, Vive's and Four's relationships with their customers may be damaged, and they and/or us may incur significant liability. Although we, Progressive Leasing, Vive and Four monitor our respective systems in order to detect security breaches or instances of unauthorized access to confidential information, there is no guarantee that our monitoring efforts will be effective.
The techniques used to obtain unauthorized, improper, or illegal access to Progressive Leasing's, Vive's, or Four's systems, their or their customers' data, or to disable or degrade service or sabotage systems, are constantly evolving, may be difficult to detect quickly, and often are not recognized until after they have been launched against a target. They may be unable to anticipate these techniques, react in a timely manner, or implement adequate preventative or remedial measures. Unauthorized parties have in the past attempted and may in the future attempt to gain access to Progressive Leasing's, Vive's or Four's systems or facilities through various means, including, among others, hacking into our or their POS partners' or customers' systems or facilities, or attempting to fraudulently induce employees, POS partners, customers or others into disclosing usernames, passwords, or other sensitive information, which may in turn be used to access systems and gain access to confidential, proprietary, or sensitive information. Such efforts may be state-sponsored and supported by significant financial and technological resources, making them even more difficult to detect and prevent. As a result, there can be no assurance that the protections deployed by us, Progressive Leasing, Vive and Four will always be successful.
For example, as the Company disclosed on September 21, 2023, Progressive Leasing experienced a cybersecurity incident affecting certain of its systems. While there was no major operational impact to any of Progressive Leasing's services as a result of the incident, and the Company's other subsidiaries were not impacted, this incident, as well as any other breach of our systems or facilities, or those of Progressive Leasing, Vive or Four, may continue to result in the risks discussed herein.
Any actual or perceived failure to comply with legal and regulatory requirements applicable to us, Progressive Leasing, Vive or Four, including those relating to information security, or any failure to protect the information that they collect from their customers and POS partners, including personally identifiable information, from cyber-attacks, may result in, among other things, regulatory or governmental investigations, administrative enforcement actions, sanctions, criminal liability, private litigation, civil liability and constraints on our, Progressive Leasing's, Vive's or Four's ability to continue to operate.
Furthermore, federal and state regulators and many federal and state laws and regulations require notice of any data security breaches that involve personal information. These mandatory disclosures regarding a security breach are costly to implement and often lead to widespread negative publicity, which may cause consumers to lose confidence in the effectiveness of our, Progressive Leasing's, Vive's or Four's data security measures. Any security breach suffered by us, Progressive Leasing, Vive, Four or our vendors, any unauthorized, accidental, or unlawful access or loss of data, or the perception that any such event has occurred, may result in a disruption to our, Progressive Leasing's, Vive's or Four's operations, litigation, an obligation to notify regulators and affected individuals, the triggering of indemnification and other contractual obligations, regulatory investigations, government fines and penalties, reputational damage, and loss of customers and ecosystem partners, and our business may be materially and adversely affected.
In addition, we may incur significant costs and operational consequences in connection with investigating, mitigating, remediating, eliminating, and putting in place additional tools and devices designed to prevent future actual or perceived security incidents, as well as in connection with complying with any notification or other obligations resulting from any security incidents. Our insurance policies carry retention and coverage limits, which may not be adequate to reimburse us for losses caused by security breaches, and we may not be able to collect fully, if at all, under these insurance policies. The successful assertion of one or more large claims against us that exceed available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, may adversely affect our businesses. Furthermore, we cannot be certain that insurance coverage will continue to be available on acceptable terms or at all, or that the insurer will not deny coverage as to any future claim, including claims related to the most recent cybersecurity incident experienced by Progressive Leasing discussed above. Reduced confidence and participation in our platforms and our data security measures may also adversely affect a customer's willingness to make payments on his or her lease (in the case of Progressive Leasing) or loan (in the case of Vive or Four), which may result in reduced collections.
Our cost reduction initiatives may not be adequate or may have unintended consequences that could be disruptive to our businesses.
In light of the uncertain macroeconomic environment, we have taken a number of steps to reduce our cost structure in order to drive efficiencies and right-size variable costs, while minimizing the negative impact on growth-related initiatives. These cost reduction initiatives have included, among others, reduction of our workforce and of other SG&A expenditures. For example, on January 25, 2024, we announced the continuation of such cost reduction initiatives, including a termination of certain independent sales agent agreements, a reduction in our workforce and office space reduction and consolidation. While we believe these initiatives have thus far benefited the Company, particularly as they relate to aligning our servicing costs with our expectations regarding GMV and revenue, such initiatives may ultimately prove to be inadequate or have unintended consequences disruptive to our businesses, including those relating to the implementation of a global workforce outsourcing strategy for certain of the Company's information technology functions. In addition, we may not be fully successful in realizing the efficiencies we are seeking, which are subject to many estimates and assumptions and other factors we may not be able to control. We may also be required to undertake additional cost reduction steps, including a further reduction of our workforce, which could also be disruptive to our businesses and potentially lower the anticipated benefits with respect to our future performance, including with respect to GMV and revenue.
Our capital allocation strategy and financial policies, including our current stock repurchase and dividend programs, as well as any potential debt repurchase program may not be effective at enhancing shareholder value, or providing other benefits we expect.
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
Since the tender offer, we have resumed purchases under our share repurchase program. Under the program, we may repurchase shares in open market transactions or pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Exchange Act. For the fiscal year ended December 31, 2023, we purchased an additional $139.6 million of our common stock, representing 9.8% of our outstanding shares, with remaining authority to purchase additional shares up to our remaining authorization limit of $197.7 million. The timing and actual number of further share repurchases following the date of this Annual Report on Form 10-K, if any, will depend on a variety of factors, including the price and availability of our shares, trading volume, general market conditions, and projected cash positions in light of other capital allocation opportunities such as organic growth and strategic acquisitions. The program may be suspended or discontinued at any time in the future without prior notice.
Repurchases under our share repurchase program will reduce the market liquidity for our stock, potentially affecting its trading volatility and price. Future share repurchases, dividend payments or any potential debt repurchases may also diminish our cash reserves, which may impact our ability to pursue organic growth and attractive strategic opportunities. Furthermore, there are other financial and operational risks associated with our capital allocation strategy and financial policies, including in the event that we implement a debt repurchase or dividend program, which are detailed more fully below. See "Risks Related to Our Indebtedness."
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
In addition, our failure to put in place adequate succession plans for key executives or the failure of key employees to successfully transition into new roles, for example, as a result of reductions in workforce, organizational changes and attrition, could have an adverse effect on our businesses and operating results. The unexpected or abrupt departure of one or more of our key personnel, or the departure of certain of our information technology or other employees in connection with our global workforce outsourcing strategy, and the failure to effectively transfer knowledge and effect smooth key personnel transitions may have an adverse effect on our businesses resulting from the loss of such person's skills, knowledge of our businesses, and years of industry experience. If we cannot effectively manage leadership transitions and management changes in the future, our reputation and future business prospects could be adversely affected.
Our businesses operate in highly and increasingly competitive industries, and their inability to compete successfully would materially and adversely affect several aspects of our performance.
The industries in which our Progressive Leasing, Vive and Four businesses operate are highly and increasingly competitive. Progressive Leasing and Vive face competition from national, regional and local operators of lease-to-own stores, virtual lease-to-own companies, traditional and e-commerce retailers (including many that offer layaway programs and title or installment lending), traditional and online sellers of used merchandise, and various types of consumer finance companies that may enable our customers to shop at traditional or online retailers, as well as with rental stores that do not offer their customers a purchase option. Similarly, Four faces competition from other companies who offer buy now, pay later products, many of whom are larger than Four, in addition to some of the competitors mentioned above. These competitors may have significantly greater financial and operating resources, greater name recognition in certain markets and more developed products and services, which may allow them to grow faster, including through acquisitions, and to offer more aggressive exclusivity, rebate and/or other incentive payments to existing and potential POS partners, some of whom may be our POS partners. This in turn may enable these competitors to enter new markets, which may decrease opportunities for us in those markets. Greater name recognition, or better public perception of a competitor's reputation, may help the competitor divert market share, even in established markets. Some competitors may be willing to offer competing products on an unprofitable basis (or may have looser decisioning standards or be willing to relax their decisioning standards) in an effort to gain market share, which could compel us to match their pricing and/or decisioning strategy or lose business. In addition, some of Progressive Leasing's competitors may be willing to lease certain types of products that we will not agree to lease, enter into customer leases that have services, as opposed to goods, as a significant portion of the lease value, or engage in other practices related to pricing, aggressive rebates and other incentive payments to POS partners, compliance, and other areas that we will not, in an effort to gain market share at our expense. Our business relies heavily on relationships with POS partners. An increase in competition may cause our POS partners to no longer offer our product and services in favor of our competitors, or to offer our product and services and the products of its competitors simultaneously at the same store locations, which may slow growth in our business and limit or reduce profitability. Furthermore, our virtual lease-to-own competitors may deploy different business models, such as direct-to-consumer strategies, that forego reliance on POS partner relationships that may prove to be more successful.
If Progressive Leasing fails to maintain a consistently high level of customer satisfaction and trust in its brand, our business, results of operations, financial condition, and prospects would be materially and adversely affected.
Offering an additional option for Progressive Leasing's customers to obtain the big-ticket merchandise they need is critical to its success. If consumers do not trust the Progressive Leasing brand or do not have a positive experience, they will not use its products and services. If consumers do not use Progressive Leasing's products and services, it will not be able to attract or retain POS partners. As a result, Progressive Leasing has invested heavily in both technology and its support team, including the utilization of third-party customer service call centers. If it is unable to consistently cultivate positive customer experiences, it will lose existing customers and POS partners. In addition, Progressive Leasing's ability to attract new consumers and POS partners is highly dependent on its reputation and on positive recommendations from its existing customers and POS partners. Any failure to consistently cultivate high-quality customer service, including as a result of actions or events beyond our control relating to the third-party call centers we utilize, or a market perception that it does not maintain high-quality customer service, would adversely affect its reputation and the number of positive customer referrals that it receives. As a result, our business, results of operations, financial condition, and prospects would be materially and adversely affected.
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
Consumer protection within the subprime financial marketplace in which our Progressive Leasing and, to some extent, Vive and Four businesses operate has increasingly garnered the attention of federal, state and local government officials as well as consumer advocacy groups and the media. In addition, the business models and practices of other companies offering lease-to-own services have become the subject of investigations and litigation by the CFPB. BNPL services have also recently become the subject of information requests and related inquiries by the CFPB and related media coverage. Legislative or regulatory proposals regarding our industry, or interpretations of them, may subject Progressive Leasing, Vive and Four to "headline risks" that could negatively impact each of them in a particular market or in general and, therefore, may adversely affect our share price. In particular, and among other perceived concerns, advocacy groups have asserted (and are likely to continue asserting) that laws and regulations should be broader and more restrictive regarding lease-to-own transactions, such as those engaged in by Progressive Leasing. With respect to these transactions, consumer advocacy groups and media reports generally focus on the total cost to a consumer to acquire merchandise, which is often alleged to be higher than the interest typically charged by banks or similar lending institutions to consumers with better credit histories. This "cost-of-rental" amount, which is generally defined as lease fees paid in excess of the "retail" price of the merchandise, is from time to time characterized by consumer advocacy groups and media reports as predatory or abusive without discussing the benefits associated with lease-to-own programs. Moreover, they often allege noncompliance with current consumer protection regulations and violations of notions of fair dealing with consumers, including, for example, the complaint filed against the Company's Progressive Leasing business by the Pennsylvania Attorney General.
Although we strongly disagree with these characterizations, if the negative characterization of these types of lease-to-own transactions becomes increasingly accepted by consumers or Progressive Leasing's POS partners and others with whom it does business, demand for its products and services may significantly decrease, which may have a material adverse effect on several aspects of our performance. Additionally, if the negative characterization of these types of transactions is accepted by government officials, Progressive Leasing may become subject to more restrictive laws and regulations and more stringent enforcement of existing laws and regulations, any of which may have a material adverse effect on several aspects of our performance. The vast expansion and reach of technology, including social media platforms, has increased the risk that Progressive Leasing's, Vive's or Four's reputations may be significantly impacted by negative characterizations in a relatively short amount of time. If Progressive Leasing is unable to quickly and effectively respond to such characterizations, it may experience declines in customer loyalty and traffic and its relationships with its POS partners may suffer, which may have a material adverse effect on several aspects of our performance. Similarly, either Vive or Four's inability to timely and effectively respond to such characterizations may harm its relationships with its merchant partners and customers, and result in declines in transactions and revenue. Additionally, any failure by Progressive Leasing or by its competitors, including smaller, regional competitors, for example, to comply with the laws and regulations applicable to the traditional and/or virtual lease-to-own business models, or any actions by those competitors that are challenged by consumers, advocacy groups, the media or governmental agencies or entities as being abusive or predatory may result in our business being mischaracterized, by implication, as engaging in similar unlawful or inappropriate activities or business practices, even if our only association with such conduct is that we operate in the same general industries as one or more offenders.
Any significant disruption in, or errors in, service on Progressive Leasing's, Vive's or Four's platforms or relating to key vendors, including those providing information technology support, may prevent Progressive Leasing, Vive or Four from processing transactions (including making accurate lease and loan decisioning).
Progressive Leasing, Vive and Four use vendors, such as cloud computing web services providers, third-party software providers, and other vendors who provide information technology functional support, in the operation of their businesses. The satisfactory performance, reliability, and availability of Progressive Leasing's, Vive's and Four's technology and their underlying network and infrastructure are critical to their operations and reputation and the ability of their platforms to attract new and retain existing POS partners and customers. They rely on these vendors to protect their systems and facilities against damage or service interruptions from natural disasters, power or telecommunications failures, computer viruses or attempts to harm these systems, criminal acts, and similar events, and also rely upon them to adhere to their information technology policies and procedures. If an arrangement with a vendor is terminated, there is a lapse of service or damage to Progressive Leasing's, Vive's or Four's systems or facilities, or the vendor fails to comply with Progressive Leasing's, Vive's or Four's information technology policies and procedures, they may experience interruptions in their ability to operate their platforms. Similarly, the business continuity and disaster recovery plans maintained by Progressive Leasing, Vive and Four, as well as those maintained by any third-party vendors, may not adequately or efficiently prevent or protect against the types of damage or service interruptions discussed above. They also may experience increased costs and difficulties in replacing vendors, and replacement services may not be available on commercially reasonable terms, on a timely basis, or at all. Any interruptions or delays in their platform availability, whether as a result of a failure to perform on the part of a vendor, any damage to one of their vendor's systems or facilities, the termination of any third-party vendor agreement, software failures, the inadequacy of their or their vendor's business continuity and disaster recovery plans, their or their vendor's error, natural disasters, terrorism, other man-made problems, security breaches, whether accidental or willful, or other factors, may harm their relationships with their POS partners and customers and also harm their reputation.
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
To the extent Progressive Leasing, Vive and Four use or are dependent on any particular third-party data, technology, or software, they may also be harmed if such data, technology, or software becomes non-compliant with existing regulations or industry standards, becomes subject to third-party claims of intellectual property infringement, misappropriation, or other violation, or malfunctions or functions in a way we did not anticipate. Any loss of the right to use any of this data, technology, or software may result in delays in the provisioning of Progressive Leasing's, Vive's and Four's products and services until equivalent or replacement data, technology, or software is either developed by them, or, if available, is identified, obtained, and integrated, and there is no guarantee that they would be successful in developing, identifying, obtaining, or integrating equivalent or similar data, technology, or software, which may result in the loss or limiting of their products, services, or features available in their products or services.
Our business continuity and disaster recovery plans may not be sufficient to prevent losses in the event we experience a significant disruption in, or errors in, service on Progressive Leasing's, Vive's or Four's platforms.
Although Progressive Leasing, Vive and Four maintain business continuity and disaster recovery plans in the event of a disruption in service on their platforms, including a disruption in service from a required vendor to those platforms, they may not have sufficient capacity to recover all data and services in the event of an outage. For example, they may be unable to process transactions or post payments on their platforms, which could damage their brands and reputations, divert the attention of their employees, reduce our revenue, subject us and them to liability, and cause consumers or merchants to abandon their platforms. In addition, in the event of damage or interruption, our insurance policies may not adequately compensate us for any losses that we incur. The impact of any of these events may have a material and adverse effect on several aspects of our performance.
Progressive Leasing, Vive and Four rely extensively on models in managing many aspects of their businesses, and if those models are not accurate or are misinterpreted, such errors may have a material adverse effect on several aspects of our performance.
Progressive Leasing, Vive and Four rely extensively on models in managing many aspects of their businesses, including loan and lease decisioning, pricing, and collections management. The models may prove in practice to be less predictive than they expect for a variety of reasons, including as a result of errors in constructing, interpreting or using the models or the use of inaccurate or incomplete data or inaccurate assumptions (including failures to update assumptions appropriately or in a timely manner). Their assumptions may be inaccurate for many reasons including that such assumptions often involve matters that are inherently difficult to predict and beyond their control (e.g., macroeconomic conditions and their impact on customer behaviors) and they often involve complex interactions between a number of dependent and independent variables, factors, and other assumptions. The errors or inaccuracies in Progressive Leasing's, Vive's and Four's models may be material, and may lead them to make wrong or sub-optimal decisions in managing their businesses, which may have a material adverse effect on several aspects of our performance.
Real or perceived software errors, failures, bugs, defects, or outages may adversely affect Progressive Leasing, Vive and/or Four and have a material and adverse effect on several aspects of our performance.
The platforms and internal systems utilized by Progressive Leasing, Vive and Four rely on software that is highly technical and complex. In many cases, these systems are developed by internal and/or external resources and customized specifically for the Progressive Leasing, Vive and Four businesses, resulting in a higher likelihood that they may have undetected errors, failures, bugs, or defects than other commercially available software and platforms. For example, each of the Progressive Leasing and Vive platforms and internal systems depend on the ability of such software to store, retrieve, process, and manage immense amounts of data. As a result, undetected errors, failures, bugs, or defects may be present in such software or occur in the future in such software. For example, in 2015, Progressive Leasing experienced software issues that resulted in the failure to identify a number of accounts as delinquent and, therefore, affected its ability to begin prompt collection efforts.
Any real or perceived errors, failures, bugs, or defects in the software may not be found until customers use Progressive Leasing's, Vive's or Four's platforms and may result in outages or degraded quality of service that may adversely impact their respective businesses, as well as negative publicity, loss of or delay in market acceptance of their products and services, and harm to their brands or weakening of their competitive positions. In such an event, Progressive Leasing, Vive or Four may be required, or may choose, to expend significant additional resources in order to correct the problem. Any real or perceived errors, failures, bugs, or defects in the software they rely on may also subject us and them to liability claims, impair their ability to attract new customers, retain existing customers, or expand their use of their products and services, which may materially and adversely affect several aspects of our performance.

If Progressive Leasing fails to comply with the FTC settlement, it may be subject to additional injunctive and monetary remedies and be required to change its business practices in a manner materially adverse to our business. In addition, other regulatory authorities and third parties may make allegations similar to those alleged by the FTC, which may result in costly legal fees and lead to monetary settlements, fines, penalties, and/or injunctions that may adversely impact Progressive Leasing's business operations and financial results.
As indicated by the FTC Settlement in April 2020, Progressive Leasing paid $175 million to the FTC and agreed to enhance certain of its compliance-related activities, including augmenting consumer disclosures and expanding its POS partner monitoring programs. Compliance with the FTC Settlement requires the cooperation of Progressive Leasing's POS partners, over whom it does not exercise full control and oversight, including, for example, with respect to advertising and explaining the lease-to-own transaction to consumers. In the event Progressive Leasing is found to be in violation of the terms of the FTC Settlement, the FTC could, among other actions, initiate further enforcement proceedings, seek an injunction or other restrictive orders and impose civil monetary penalties against Progressive Leasing and its officers, which would divert the attention of our management team and may have a material adverse effect on several aspects of our performance.
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
The POS partners with whom our Progressive Leasing, Vive and Four businesses partner are critical to our success. Any extended supply chain interruptions, inventory shortages or other operational disruptions affecting any of our POS partners may have a material adverse impact on our business. We depend on our POS partners' abilities to deliver products to customers at the right time and in the right quantities. Accordingly, it is important for our POS partners to maintain optimal levels of inventory and respond rapidly to shifting demands. For example, during the first half of 2022, global supply chain issues attributable to the COVID-19 pandemic negatively impacted inventory and stocking levels in the retail industry. Public health emergencies such as this, as well as international trade disputes, unstable foreign and domestic economic and political conditions, geopolitical conflicts, acts of terrorism and other factors beyond our control, could result in similar supply chain disruptions and inventory shortages for our POS partners in future periods, which could adversely affect their sales and Progressive Leasing's GMV, revenue and earnings.
While Progressive Leasing, Vive and Four take precautions to prevent consumer identity fraud, it is possible that identity fraud may still occur or has occurred, which may adversely affect the performance of Progressive Leasing's, Vive's and Four's lease and loan portfolios.
As described above, there is risk of fraudulent activity associated with Progressive Leasing's, Vive's and Four's virtual platforms. The technologies and fraud prevention tools employed by Progressive Leasing, Vive and Four may be insufficient to accurately detect and prevent fraud. Progressive Leasing, Vive and Four bear the risk of consumer fraud in their transactions and they generally have no recourse to the respective POS partner (as the case may be) to collect the amount owed by the customer. Significant amounts of fraudulent transactions may adversely affect Progressive Leasing's, Vive's and Four's respective businesses. High profile fraudulent activity or significant increases in fraudulent activity may also lead to regulatory intervention, negative publicity, and the erosion of trust from Progressive Leasing's, Vive's and Four's POS partners and may materially and adversely affect several aspects of our performance.
E-commerce lease and loan origination processes may give rise to greater risks than in-store originations and processes.
As described above, Progressive Leasing, Vive and Four increasingly use e-commerce platforms, including the websites of our POS partners, to obtain application information and distribute certain legally required notices to their lease and loan applicants, and to obtain electronically signed documents in lieu of paper documents with tangible consumer signatures. For example, in 2023, Progressive Leasing's GMV generated from e-commerce platforms represented 16.9% of its total GMV. These e-commerce-based processes entail additional risks relative to in-store-based underwriting processes and procedures, including risks regarding the sufficiency of notice for compliance with consumer protection laws, increased risks and occurrences of fraud, risks that customers may challenge the authenticity of their lease or loan documents, or the validity of electronic signatures and records, and risks that, despite internal controls, unauthorized changes are made to their electronic documents.

The geographic concentration of Progressive Leasing's POS partners may magnify the impact of conditions in a particular region, including economic downturns and other occurrences.
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
Progressive Leasing's and Vive's results depend on prominent presentation, integration, and support of their products and services by their POS partners.
Both Progressive Leasing and Vive depend on their respective POS partners to present and feature their products and services as payment options to consumers. Furthermore, POS partners integrate the Progressive Leasing and Vive platforms into their systems and provide ongoing support as their platforms improve over time. Progressive Leasing and Vive do not have any recourse against their respective POS partners if they do not prominently present, integrate or support their offerings as a payment option. The failure by Progressive Leasing's and Vive's POS partners to effectively present, integrate, and support their product and services would have a material and adverse effect on several aspects of our performance.
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
We may pursue acquisitions or strategic investments, or make significant investments to enhance certain enterprise-wide information management systems and technologies, and the failure of these initiatives to produce the anticipated results may have a material adverse impact on several aspects of our performance.
We may consider or undertake strategic acquisitions of, or material investments in, businesses, products, or technologies in the future. If we are unable to identify suitable acquisition or investment candidates, or even if we do identify suitable candidates, they may be difficult to finance, expensive to fund and there is no guarantee that we can obtain any necessary regulatory approvals or complete the transactions on terms that are favorable to us.
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
We may not be able to successfully integrate the personnel, operations, businesses, products, or technologies of an acquisition or investment. Integration may be particularly challenging if we enter into a line of business in which we have limited experience and the business operates in a difficult legal, regulatory or competitive environment. We may find that we do not have adequate operations or expertise to manage the new business. The integration of any acquisition or investment may divert management's time and resources from our core business, which may impair our relationships with our current employees, customers and strategic partners and disrupt our operations. Additionally, any acquisition or investment may expose us to increased information security risk as we integrate new systems that we may not be as familiar with or bring them in line with the requirements of our information security and business continuity programs. Acquisitions and investments also may not perform to our expectations for various reasons, including the loss of key personnel, customers or vendors. If we fail to integrate acquisitions or strategic investments or realize the expected benefits, we may lose the return on these acquisitions or investments or incur additional transaction costs, and several aspects of our performance may be materially harmed as a result.
We may also consider or make significant investments to enhance certain enterprise-wide internal information management systems and technologies, including our proprietary lease management system. These efforts may take longer and may require greater financial and other resources than anticipated, may cause distraction of key personnel, may cause disruptions to our existing systems and our business, and may not provide the anticipated benefits. In addition, our inability to improve, upgrade, integrate or expand such systems and technologies to meet our evolving business requirements could impair our ability to achieve critical strategic initiatives and could materially and adversely affect several aspects of our performance.
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
Our reputation is critical to maintaining and developing relationships with our existing and potential customers and third parties with whom we do business. There is a risk that our employees or the employees of a POS partner with whom Progressive Leasing, Vive or Four does business, may engage in misconduct that adversely affects our reputation and business. For example, if one of our employees engages in discrimination or harassment in the workplace, or if an employee or a third-party directly or indirectly associated with our business were to engage in, or be accused of engaging in, illegal or suspicious activities including fraud or theft of our customers' information, we may suffer direct losses from the activity and, in addition, we may be subject to regulatory sanctions and suffer serious harm to our reputation, financial condition, customer relationships and ability to attract future customers. Employee or third-party misconduct may prompt regulators to allege or to determine based upon such misconduct that we have not established adequate supervisory systems and procedures to inform employees of applicable rules or to detect violations of such rules. The precautions that we take to detect and prevent misconduct may not be effective in all cases. Misconduct by our employees or third-party contractors or other third parties who are directly or indirectly associated with our business, or even unsubstantiated allegations of misconduct, may result in a material adverse effect on our reputation and our business.

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
Our success depends, in part, on our ability to develop and commercialize our products and services without infringing, misappropriating, or otherwise violating the intellectual property or other proprietary rights of third parties. We may become involved in disputes from time to time concerning intellectual property or other proprietary rights of third parties, which may relate to our own proprietary technology, or to technology that we acquire or license from third parties, and we may not prevail in these disputes. Relatedly, competitors or other third parties may raise claims alleging that service providers or other third parties retained or indemnified by us, infringe on, misappropriate, or otherwise violate such competitors' or other third parties' intellectual property or other proprietary rights. These claims of infringement, misappropriation, or other violation may be extremely broad, and it may not be possible for us to conduct our operations in such a way as to avoid all such alleged violations of such intellectual property or other proprietary rights. We also may be unaware of third-party intellectual property or other proprietary rights that cover or otherwise relate to some or all of our products and services.
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
Some aspects of Progressive Leasing's, Vive's and Four's platforms include open source software, and their use of open source software may negatively affect several aspects of our performance.
Some aspects of Progressive Leasing's, Vive's and Four's platforms include software covered by open source licenses. The terms of various open source licenses have not been interpreted by United States courts, and there is a risk that such licenses may be construed in a manner that imposes unanticipated conditions or restrictions on Progressive Leasing's, Vive's and Four's platforms. In such an event, either or both of them may be required to re-engineer all or a portion of their technologies, seek licenses from third parties in order to continue offering their products and services, discontinue the use of their platforms in the event re-engineering cannot be accomplished, or otherwise be limited in the licensing of their technologies, each of which may reduce or eliminate the value of their technologies and products and services. If portions of Progressive Leasing's, Vive's and Four's proprietary software are determined to be subject to an open source license, they may also be required to, under certain circumstances, publicly release or license, at no cost, their products and services that incorporate the open source software or the affected portions of their source codes, which may allow our competitors or other third parties to create similar products and services with lower development effort, time, and costs, and may ultimately result in a loss of transaction volumes for each of Progressive Leasing, Vive and Four. We cannot ensure that Progressive Leasing, Vive and Four have not incorporated open source software in their software in a manner that is inconsistent with the terms of the applicable license or their current policies, and they may inadvertently use open source in a manner that they (and we) do not intend or that may expose them (or us) to claims for breach of contract or intellectual property infringement, misappropriation, or other violation. If Progressive Leasing, Vive or Four fail to comply, or are alleged to have failed to comply, with the terms and conditions of their open source licenses, they may be required to incur significant legal expenses defending such allegations, be subject to significant damages, be enjoined from the sale of their products and services, and be required to comply with onerous conditions or restrictions on their products and services, any of which may be materially disruptive to our business.
In addition to risks related to license requirements, usage of open source software can lead to greater risks than use of third-party commercial software because open source licensors generally do not provide warranties or other contractual protections regarding infringement, misappropriation, or other violations, the quality of code, or the origin of the software. Many of the risks associated with the use of open source software cannot be eliminated and may adversely affect several aspects of our performance. For instance, open source software is often developed by different groups of programmers outside of our control that collaborate with each other on projects. As a result, open source software may have security vulnerabilities, defects, or errors of which we are not aware. Even if we become aware of any security vulnerabilities, defects, or errors, it may take a significant amount of time for either us or the programmers who developed the open source software to address such vulnerabilities, defects, or errors, which may negatively impact our products and services, including by adversely affecting the market's perception of Progressive Leasing's, Vive's and/or Four's products and services, impairing the functionality of their products and services, delaying the launch of new products and services, or resulting in the failure of their products and services, any of which may result in liability to them (and us).
Progressive Leasing's and Vive's results are somewhat seasonal, which causes our results to fluctuate.
Progressive Leasing's leasing business and Vive's consumer lending business typically experience reduced demand in the first and second quarters as a result of their customers' receipt of federal tax refund checks typically in February of each year. Demand at both businesses is generally greatest during the fourth quarter. Also, demand for retail merchandise is seasonally higher in the fourth quarter associated with holiday shopping, which typically causes Progressive Leasing and Vive to experience seasonal growth in GMV in the fourth quarter of each year due to lease and loan balance growth. Lease revenue and interest income is the highest in the first quarter of each year due to the typical increased payment activity associated with tax refund proceeds often received by customers in the first quarter. This seasonality requires the Company to manage its cash flows over the course of the year.
In addition, and as discussed above, if federal, state or local governmental authorities pursue economic stimulus actions or issue additional tax refunds, tax credits or other statutory payments at other times during the year, such actions may have a material adverse effect on the Company's results of operations, financial condition, and prospects during such periods.
Vive's and Four's allowance for loan losses may prove to be insufficient to cover losses on outstanding loans.
Each of Vive and Four maintains an allowance for loan losses that we believe is appropriate at December 31, 2023. Each of Vive and Four estimates its allowance for loan losses in accordance with ASU 2016-13, Measurement of Credit Losses on Financial Instruments ("CECL"), which requires the recognition of all expected credit losses over the life of the loan based on historical experience, current conditions and reasonable and supportable forecasts. The process for establishing the allowance for loan losses is critical to our results of operations and financial condition, and requires complex models and judgments, including forecasts of economic conditions and other qualitative factors. Changes in economic conditions affecting our customers, new information regarding our loans and other factors, both within and outside of our control, may require an increase in the allowance for credit losses. We may underestimate our expected losses and fail to maintain an allowance for credit losses sufficient to account for these losses. In cases where we modify a loan, if the modified loans do not perform as anticipated, we may be required to establish additional allowances on these loans.
Given the significant judgment used in estimating the allowance for loan losses, Vive's and Four's loan loss reserves may not be sufficient to cover actual losses. Future increases in the allowances for credit losses or actual write-offs will result in a decrease in net earnings and may have a material adverse effect on our business, results of operations and financial condition.
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
We and our subsidiaries may be able to incur significant additional indebtedness in the future. Although the indenture that governs the Senior Notes and the Revolving Facility contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and the additional indebtedness incurred in compliance with these restrictions may be substantial. These restrictions also will not prevent us from incurring obligations that do not constitute indebtedness. As of December 31, 2023, we would have had undrawn commitments available to be borrowed under the Revolving Facility of up to $350.0 million. We also would have had available to us an uncommitted incremental facility under the Revolving Facility of up to $300.0 million, with availability subject to satisfaction of certain conditions. If new debt is added to our current debt levels, the related risks that we and our subsidiaries now face may intensify.
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
•alter the businesses we conduct;
•enter into agreements restricting our subsidiaries' ability to pay dividends; and
•consolidate, merge or sell all or substantially all of our assets.
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
Risks Related to the Spin-Off of The Aaron's Company, Inc.
General
On November 30, 2020, we consummated the spin-off (the "Spin-Off") of The Aaron's Company, Inc. ("The Aaron's Company"), an omnichannel provider of lease-purchase solutions through its company-operated and franchised stores in the United States, Canada and Puerto Rico.
In connection with the Spin-Off, The Aaron's Company agreed to indemnify us for certain liabilities, and we agreed to indemnify The Aaron's Company for certain liabilities. If we are required to make payments to The Aaron's Company under these indemnities, our financial results may be negatively impacted. The Aaron's Company indemnity may not be sufficient to hold us harmless from the full amount of liabilities for which Aaron's will be allocated responsibility, and The Aaron's Company may not be able to satisfy its indemnification obligations in the future.
Pursuant to our separation agreement and certain other agreements with The Aaron's Company, The Aaron's Company agreed to indemnify us for certain liabilities, and we agreed to indemnify The Aaron's Company for certain liabilities, in each case for uncapped amounts. Third parties may also seek to hold us responsible for any of the liabilities that The Aaron's Company has agreed to retain. Any amounts we are required to pay pursuant to these indemnification obligations and other liabilities may require us to divert cash that would otherwise have been used in furtherance of operating our business and implementing our strategic plan. Further, the indemnity from The Aaron's Company may not be sufficient to protect us against the full amount of such liabilities, and The Aaron's Company may not be able to fully satisfy its indemnification obligations. Moreover, even if we ultimately succeed in recovering from The Aaron's Company any amounts for which we are held liable, we may be temporarily required to bear those losses ourselves. Each of these risks may negatively affect several aspects of our performance.
If the Spin-Off, together with certain related transactions, does not qualify as a transaction that is generally tax free for U.S. federal income tax purposes, our Company or our shareholders may be subject to significant tax liabilities.
It was a condition to the distribution that we received an opinion of counsel regarding the qualification of the Spin-Off, together with certain related transactions, as a transaction that is generally tax free for U.S. federal income tax purposes under Sections 355 and 368(a)(1)(D) of the Code. The opinion of counsel was based upon and relied on, among other things, certain facts and assumptions, as well as certain representations, statements and undertakings of us and Aaron's, including those relating to the past and future conduct of us and The Aaron's Company. If any of these representations, statements or undertakings are, or become, inaccurate or incomplete, or if we or The Aaron's Company breaches any of the covenants in the Spin-Off documents, the opinion of counsel may be invalid and the conclusions reached therein may be jeopardized.
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
If the Spin-Off, together with certain related transactions, fails to qualify as a transaction that is generally tax-free, for U.S. federal income tax purposes, under Sections 355 and 368(a)(1)(D) of the Code, in general, we would recognize taxable gain as if we had sold The Aaron's Company common stock in a taxable sale for its fair market value and our shareholders who received Aaron's shares in the Spin-Off would be subject to tax as if they had received a taxable distribution equal to the fair market value of such shares.
Potential liabilities in connection with the Spin-Off may arise under fraudulent conveyance and transfer laws and legal capital requirements.
With respect to the Spin-Off, if either we or The Aaron's Company subsequently fails to pay our creditors or enter insolvency proceedings, the transaction may be challenged under U.S. federal, U.S. state and foreign fraudulent conveyance and transfer laws, as well as legal capital requirements governing distributions and similar transactions. If a Court were to determine under these laws that the transaction in question failed to satisfy applicable legal capital requirements, the Court may determine that the Spin-Off was voidable, in whole or in part. Subject to various defenses, the Court could then require us or The Aaron's Company, or other recipients of value in connection with the Spin-Off (potentially including recipients of shares of The Aaron's Company common stock in connection with the Spin-Off), as the case may be, to turn over value to other entities involved in the Spin-Off and contemplated transactions for the benefit of unpaid creditors. The measure of insolvency and applicable legal capital requirements will vary depending upon the jurisdiction whose law is being applied.

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
•continuing uncertain macroeconomic conditions, in particular those relating to inflationary pressures and elevated interest rates.
In the past, following periods of volatility in the market price of a company's securities, class action litigation has often been instituted against the affected company. Any litigation of this type brought against us may result in substantial costs and a diversion of our management's attention and resources, which would harm our business, results of operations, financial condition, and cash flows.
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
From time to time, we issue guidance in our quarterly earnings conference calls, or otherwise, regarding our future performance that represents our management's estimates as of the date of release. This guidance, which constitutes forward-looking statements, is based upon a number of management's assumptions and estimates that, while presented with numerical specificity, are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control, and are based upon specific assumptions with respect to future business decisions, some of which will change. While we have stated and we intend to continue to state possible outcomes as high and low ranges that are intended to provide a sensitivity analysis as variables change, we can provide no assurances that actual results will not fall outside of the suggested ranges.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 1C. CYBERSECURITY
The Company maintains a cybersecurity program designed to detect, identify, classify and mitigate cybersecurity and other data security threats, as part of its efforts to protect and maintain the confidentiality and security of customer, employee and vendor information, and non-public information about the Company. This cybersecurity program is based in-part on, and its maturity is measured using, the U.S. Department of Commerce’s National Institute of Standards and Technology (NIST) Cybersecurity Framework.
In furtherance of detecting, identifying, classifying and mitigating cybersecurity and other data security threats, the Company also:
•adopted and maintains information security and privacy policies;
•conducts targeted audits and penetration tests throughout the year, using both internal and external resources;
•engages nationally-known third party cybersecurity consultants to independently evaluate the Company's information security maturity on a regular basis;
•maintains a vendor risk management program, which includes receiving the results of cybersecurity audits conducted on vendors, for a portion of our vendors, and conduct cyber related risk assessments on other vendors;
•provides mandatory security and privacy training and awareness to all of its employees so that employees understand the behaviors and requirements necessary to safeguard information resources at the Company;
•maintains cyber liability insurance; and
•complies with the Payment Card Industry Data Security Standard.

The Company has a dedicated team of employees overseeing its cybersecurity program and initiatives, led by the Company's Chief Information Security Officer (who has over twenty years' experience working in cyber and information security roles with large companies, including multiple senior executive positions), and works directly in consultation with internal and external advisors in connection with these efforts. Pursuant to the Company's cybersecurity program, potential cybersecurity threats are classified by risk levels and threat mitigation efforts are typically prioritized based on those risk classifications, while focus also remains on maintaining the resiliency of the Company's information systems. In the event the Company identifies a potential cybersecurity issue, the Company has defined procedures for responding to such issues, including procedures that address when and how to engage with Company management, the Board of Directors, other stakeholders and law enforcement. In addition, the Company maintains an Enterprise Information Security Committee comprised of a cross-functional group of senior executives and other employees that meet on a regular basis to provide oversight with respect to the Company's cybersecurity program and initiatives.
The Company's Board of Directors has ultimate oversight responsibility for risks relating to the Company's cybersecurity program. In addition, the Audit Committee assists the Board of Directors in monitoring the Company's cybersecurity investments, initiatives, key benchmarks and risk mitigation plans, and regularly makes inquiries of the Company's management team, internal auditors and independent auditors in connection therewith. In addition, the Company's Enterprise Risk Management Committee, which is comprised of members of the Company's executive leadership team, is informed on a regular basis about, and monitors, the Company's efforts and initiatives to prevent, detect, mitigate and remediate cybersecurity-related risks, and to further improve the Company's cybersecurity maturity, including through presentations it receives from the Company's Chief Information Security Officer.
Conducting the Company's businesses involves the collection, storage, use, disclosure, processing, transfer, and other handling of a wide variety of information, including personally identifiable information, for various purposes in the Company's businesses, including to help ensure the integrity of the Company's services and to provide features and functionality to the Company’s customers and POS partners. Like other companies that process a wide variety of information, the Company's information technology systems, networks and infrastructure and technology have been, and may in the future be, vulnerable to cybersecurity attacks and other data security threats. These types of attacks are constantly evolving, may be difficult to detect quickly, and often are not recognized until after they have been launched against a target. For example, and as the Company previously disclosed, Progressive Leasing experienced a cybersecurity incident in September 2023, which affected certain of its systems. While there was no major operational impact to any of Progressive Leasing’s services as a result of the incident, and the Company’s other subsidiaries were not impacted, this incident, as well as any other breach of the Company’s systems or facilities, or those of Progressive Leasing, Vive or Four, may continue to result in cybersecurity-related risks. For more information about these and other cybersecurity risks faced by the Company, see Part 1. Item 1A. "Risk Factors."
ITEM 2. PROPERTIES
The Company leases management and information technology space for corporate functions under operating leases expiring at various times through 2027. Most of the leases contain renewal options for additional periods ranging from three to five years. The following table sets forth certain information regarding our corporate and segment management facilities as of December 31, 2023:

LOCATION	SEGMENT, PRIMARY USE AND HOW HELD	SQ. FT.
Draper, Utah[2]	Progressive Leasing and Vive—Corporate Management – Leased	148,000
Glendale, Arizona[1,2]	Progressive Leasing—Corporate Management – Leased	69,000
1 During 2022, the office space in Arizona was consolidated to a single floor as part of the Company's restructuring initiatives and partial impairment was recognized for the abandoned portion of the right-of-use lease asset.
2 On January 25, 2024, the Company announced that it had taken several restructuring actions, including the planned reduction and consolidation of its office space in Utah and Arizona. During the first quarter of 2024, the Company will reduce its office space in Utah by 50% and completely vacate the office space in Arizona, and corresponding impairment will be recognized for the abandoned right-of-use lease assets. The existing lease agreements for Utah and Arizona expire in August 2027 and March 2025, respectively.
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
The number of shareholders of record of the Company's common stock at February 16, 2024 was 430. The closing price for the common stock at February 16, 2024 was $31.11.
On February 21, 2024, the Company's Board of Directors declared a quarterly cash dividend in the amount of $0.12 per share of outstanding common stock, payable on March 28, 2024 to shareholders of record as of March 14, 2024. The future declaration and payment of dividends to holders of our common stock may be limited by the provisions of Georgia law, among other considerations. The future payment of dividends, if permitted, will be at the sole discretion of our Board of Directors and will depend on many factors, including our earnings, financial condition, and other considerations that our Board of Directors deems relevant.
Issuer Purchases of Equity Securities
The following table presents our share repurchase activity for the three months ended December 31, 2023:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs[1]
October 1, 2023 through October 31, 2023	200,000	$27.75	200,000	$223,450,364
November 1, 2023 through November 30, 2023	683,913	28.16	683,913	204,188,047
December 1, 2023 through December 31, 2023	220,000	29.48	220,000	197,702,595
Total	1,103,913		1,103,913
1 Share repurchases are conducted under authorizations made from time to time by the Company's Board of Directors. The authorization, effective November 3, 2021, provided the Company with the ability to repurchase shares up to a maximum amount of $1.0 billion. Subject to the terms of the Board's authorization and applicable law, repurchases may be made at such times and in such amounts as the Company deems appropriate. Repurchases may be discontinued at any time.
On February 21, 2024, the Company's Board of Directors reauthorized the repurchase of Company common stock up to an aggregate purchase price of $500 million under the Company's existing share repurchase program, with such reauthorized share repurchase program to be extended for a period of three years from February 21, 2024, or until the $500 million aggregate purchase price of Company common stock purchased pursuant to the reauthorized share repurchase program has been met, whichever occurs first. No share repurchases have been made under the reauthorized share repurchase program.
Securities Authorized for Issuance Under Equity Compensation Plans
Information concerning the Company's equity compensation plans is set forth in Item 12 of Part III of this Annual Report on Form 10-K.

Performance Graph
Comparison of 5 Year Cumulative Total Return*
Among PROG Holdings, Inc., the S&P MidCap 400 Index, the S&P SmallCap 600 Index, and the S&P North American Technology Sector Index

$300
$250
$200
$150
$100
$50
$0
2018
2019
2020
2021
2022
2023
PROG Holdings, Inc.
S&P MidCap 400
S&P SmallCap 600
S&P North American Technology Sector

*$100 invested on 12/31/18 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.
The line graph above and the table below compare, for the last five years, the yearly dollar change in the cumulative total shareholder returns (assuming reinvestment of dividends) on the Company's common stock with that of the S&P MidCap 400 Index, the S&P SmallCap 600 Index, and the S&P North American Technology Sector Index. The Company was previously included in the S&P MidCap 400 Index, but moved to the S&P SmallCap 600 Index in April 2022. The spin-off of The Aaron's Company on November 30, 2020 was reflected as a $9.60 per share special dividend in calculating the PROG Holdings cumulative total shareholder return. Shareholders of PROG Holdings received one share of The Aaron's Company for every two shares of PROG Holdings common stock in the distribution related to the separation and spin-off. The $9.60 per share special dividend was based on the November 30, 2020 closing price of one share of The Aaron's Company common stock, on a "when issued" basis, which was $19.19, adjusted for the distribution ratio.

December 31,	2018	2019	2020	2021	2022	2023
PROG Holdings, Inc.	$100.00	$136.15	$148.69	$124.51	$46.62	$85.31
S&P MidCap 400	100.00	126.20	143.44	178.95	155.58	181.15
S&P SmallCap 600	100.00	122.78	136.64	173.29	145.39	168.73
S&P North American Technology Sector	100.00	142.68	207.11	261.79	169.22	272.66

ITEM 6. [RESERVED]
Not applicable.
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
Our Progressive Leasing segment provides consumers with lease-purchase solutions through its point-of-sale partner locations and e-commerce website partners (collectively, "POS partners"). It does so by purchasing merchandise from the POS partners desired by customers and, in turn, leasing that merchandise to the customers through a cancellable lease-to-own transaction. Progressive Leasing has no stores of its own, but rather offers lease-purchase solutions to the customers of traditional and e-commerce retailers. The Progressive Leasing segment comprised approximately 97% of our consolidated revenues for the year ended December 31, 2023.
Our Vive segment primarily serves customers that may not qualify for traditional prime lending offers who desire to purchase goods and services from participating merchants. Vive offers customized programs, with services that include revolving loans through private label and Vive-branded credit cards. Vive's current network of POS partner locations and e-commerce websites includes furniture, mattresses, home exercise equipment, and home improvement retailers, as well as medical and dental service providers. The Vive segment comprised approximately 3% of our consolidated revenues for the year ended December 31, 2023.
On June 25, 2021, the Company completed the acquisition of Four Technologies, Inc. ("Four"), an innovative Buy Now, Pay Later ("BNPL") company that allows shoppers to pay for merchandise through four interest-free installments. Four's proprietary platform capabilities and its base of customers and retailers expand PROG Holdings' ecosystem of financial technology offerings by introducing a payment solution that further diversifies the Company's consumer financial technology offerings. Shoppers use Four to purchase furniture, clothing, electronics, health and beauty products, footwear, jewelry, and other consumer goods from retailers across the United States. Four is not a reportable segment for the year ended December 31, 2023 as its financial results are not material to the Company's consolidated financial results. Four's financial results are reported within "Other" for segment reporting purposes.
Macroeconomic and Business Environment
The Company continues to operate in a challenging macroeconomic environment. We believe the rapid increase in the rate of inflation during 2022, and higher year-over-year inflation continuing in 2023, particularly in housing, food, and gas costs, has disproportionately negatively affected the customers we serve and has resulted in an unfavorable impact on our Gross Merchandise Volume ("GMV") during 2022 and 2023 and on our lease portfolio performance during much of 2022. While the rate of increase in inflation has since slowed, the cost of living remains significantly higher than it was prior to the COVID-19 pandemic, and we believe inflation continues to present a challenge to our customers. We believe the significant increase in inflation, elevated interest rates for extended periods, and fears of a possible recession have also unfavorably impacted consumer confidence within our customer base, resulting in a decrease in demand for the types of merchandise offered by many of our key national and regional POS partners. In light of these macroeconomic challenges and to align the cost structure of our business with our near-term revenue outlook, the Company executed on a number of cost reduction initiatives during 2022, 2023, and the first quarter of 2024 to drive efficiencies and right-size variable costs, while attempting to minimize the negative impact on growth-related initiatives.
Customer payment delinquencies and uncollectible renewal payments experienced within our Progressive Leasing segment during much of 2022 significantly exceeded levels experienced during pre-pandemic periods. In response to increasing customer delinquencies and higher write-offs, Progressive Leasing tightened its lease decisioning several times during the first half of 2022, resulting in fewer lease approvals and an adverse impact on GMV in 2022 and 2023. Levels of customer payment delinquencies and uncollectible renewal payments for leases originated after Progressive Leasing further tightened its lease decisioning in mid-2022 improved to levels consistent with pre-pandemic lease portfolio performance. However, any meaningful increase in unemployment rates, any further increase in inflation and/or the possibility of a recession in the United States may result in increasing levels of customer payment delinquencies and related write-offs, which would result in an unfavorable impact on our performance.
Cybersecurity Incident
As previously disclosed by the Company on September 21, 2023, Progressive Leasing experienced a cybersecurity incident affecting certain data and IT systems of Progressive Leasing. Promptly after detecting the incident, the Company engaged third-party cybersecurity experts and took immediate steps to respond to, remediate and investigate the incident. Law enforcement was also notified. Based on the Company's investigation, the Company determined that the data involved in the incident contained a substantial amount of personally identifiable information, including social security numbers, of Progressive Leasing's customers and other individuals. With the assistance of our cybersecurity experts, the Company located the Progressive Leasing customers and other individuals whose information was impacted and notified them, consistent with state and federal requirements. The Company also took a number of additional measures to demonstrate its continued support and commitment to data privacy and protection. The investigation is nearly complete and the Company believes it has a full view of the compromised data.
As a result of this cybersecurity incident, Progressive Leasing has become subject to multiple lawsuits which allege, among other things, the incurrence of various types of damages arising out of the incident. As of the date of this Form 10-K, all but one of these lawsuits have been consolidated into a single action in the United States District Court for the District of Utah (the "District Court"). We believe the remaining unconsolidated lawsuit will be consolidated soon, and a consolidated complaint is expected to be filed against Progressive Leasing in the District Court in March or April of 2024.
Progressive Leasing believes the allegations made in this lawsuit are without merit and intends to vigorously defend itself against the lawsuit; however, at this time, the Company is unable to determine or predict the outcome of this lawsuit or reasonably provide an estimate or range of the possible losses, if any. The Company also maintains cybersecurity insurance coverage, subject to a $1.0 million retention, to limit the exposure to losses and related costs and expenses, such as those related to the cybersecurity incident and lawsuits stemming therefrom; however, there can be no assurance that such insurance coverage will be adequate to cover all of the costs and expenses related thereto or that the insurers will agree to cover all such losses, costs and expenses.
During the year ended December 31, 2023, the Company incurred $2.8 million for actual and anticipated costs related to the cybersecurity incident. These costs related primarily to third-party legal and consulting services and credit monitoring services for Progressive Leasing's customers and employees that were impacted and are included within professional services expense as a component of operating expenses in the consolidated statements of earnings.

Highlights
The following summarizes significant highlights from the year ended December 31, 2023:
•We reported revenues of $2.4 billion in 2023, a decrease of 7.3% compared to 2022. The decrease in revenues was primarily due to a smaller lease portfolio, which was a result of decreased customer demand for many of the products offered by our POS partners and the tightened lease decisioning implemented by Progressive Leasing in mid-2022. The decline in revenues was partially offset by improved customer payment activity in 2023, as compared to 2022.
•GMV decreased by $180.1 million for Progressive Leasing and $34.5 million for Vive in 2023, compared to 2022. These decreases were due to a decrease in demand for many of the products offered by Progressive Leasing's POS partners and tighter decisioning for Progressive Leasing and Vive, resulting in fewer lease and loan originations. These negative impacts were partially offset by GMV from our other operations, which increased by 67.2% primarily due to an increase in loan originations for our Four business in 2023, compared to 2022.
•Earnings before income tax expense increased to $196.2 million compared to $148.2 million in 2022. Despite the decline in 2023 revenues discussed above, the increase in earnings before income tax expense was primarily driven by fewer customers choosing to exercise early buyout options in 2023; improved customer payment activity; lower depreciation of lease merchandise due to the smaller lease portfolio for 2023 as compared to 2022; the absence of a goodwill impairment loss that was incurred in the third quarter of 2022; and an increase in interest income on the Company's cash and cash equivalent deposits resulting from higher interest rates.
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
The following table presents our GMV for the Company for the years presented:

For the Year Ended December 31 (Unaudited and In Thousands)	2023	2022	2021
Progressive Leasing	$1,796,647	$1,976,794	$2,143,948
Vive	143,541	178,002	199,139
Other	101,099	60,459	8,651
Total GMV	$2,041,287	$2,215,255	$2,351,738
The decrease in Progressive Leasing's GMV was primarily due to a decrease in customer demand for many of the products offered by our POS partners, which is due in part to a shift in consumer spending from leasable categories to consumables and experiences. The decline in Progressive Leasing's GMV is also due to tightened lease decisioning beginning in mid-2022 to address the unfavorable economic conditions that were present in 2022. The decrease in Vive's GMV was primarily a result of tighter loan decisioning in mid-2022. We believe these factors have unfavorably impacted the generation of new leases and loans. E-commerce channels generated 16.9% of Progressive Leasing's GMV in 2023 compared to 17.2% in 2022. The decrease in total GMV was partially offset by an increase in GMV from our other operations, primarily due to an increase in loan originations by our Four business.
Active Customer Count. Our active customer count represents the total number of customers that have an active lease agreement with Progressive Leasing, or an active loan with Vive or Other. Active customer counts include customers that may have an active lease or loan agreement with more than one segment. The following table presents our active customer count for each segment:

As of December 31 (Unaudited and In Thousands)	2023	2022	2021
Active Customer Count:
Progressive Leasing	893	943	1,044
Vive	86	92	88
Other	113	39	18

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
Key Components of Earnings Before Income Tax Expense
In this MD&A section, we review our consolidated results. For the year ended December 31, 2023 and the comparable prior year periods, some of the key revenue, cost and expense items that affected earnings before income taxes were as follows:
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
Operating Expenses. Operating expenses include personnel costs, stock-based compensation expense, occupancy costs, advertising, decisioning expense, professional services expense, sales acquisition expense, computer software expense, bank service charges, the provision for loan losses, fixed asset depreciation expense, intangible asset amortization, and restructuring expense, among other expenses.
Impairment of Goodwill. Impairment of goodwill is the partial write-off of the goodwill balance at the Four reporting unit. Refer to Note 1 of the accompanying consolidated financial statements for further discussion of the goodwill impairment assessment and resulting impairment charge that occurred in the third quarter of 2022.
Interest Expense, Net. Interest expense, net consists of interest incurred on the Company's Senior Notes and senior secured revolving credit facility (the "Revolving Facility"). Interest expense is presented net of interest income earned on the Company's deposits in cash and cash equivalents.

Results of Operations
Results of Operations – Years Ended December 31, 2023 and 2022

			Change
	Year Ended December 31,		2023 vs. 2022
(In Thousands)	2023	2022	$	%
REVENUES:
Lease Revenues and Fees	$2,333,588	$2,523,785	$(190,197)	(7.5)%
Interest and Fees on Loans Receivable	74,676	74,041	635	0.9
	2,408,264	2,597,826	(189,562)	(7.3)
COSTS AND EXPENSES:
Depreciation of Lease Merchandise	1,576,303	1,757,730	(181,427)	(10.3)
Provision for Lease Merchandise Write-offs	155,250	193,926	(38,676)	(19.9)
Operating Expenses	451,084	450,374	710	0.2
Impairment of Goodwill	—	10,151	(10,151)	nmf
	2,182,637	2,412,181	(229,544)	(9.5)
OPERATING PROFIT	225,627	185,645	39,982	21.5
Interest Expense, Net	(29,406)	(37,401)	7,995	21.4
EARNINGS BEFORE INCOME TAX EXPENSE	196,221	148,244	47,977	32.4
INCOME TAX EXPENSE	57,383	49,535	7,848	15.8
NET EARNINGS	$138,838	$98,709	$40,129	40.7%
nmf—Calculation is not meaningful
Revenues
Information about our revenues by source and reportable segment is as follows:

	Year Ended December 31, 2023				Year Ended December 31, 2022
(In Thousands)	Progressive Leasing	Vive	Other	Total	Progressive Leasing	Vive	Other	Total
Lease Revenues and Fees	$2,333,588	$—	$—	$2,333,588	$2,523,785	$—	$—	$2,523,785
Interest and Fees on Loans Receivable	—	68,912	5,764	74,676	—	70,911	3,130	74,041
Total Revenues	$2,333,588	$68,912	$5,764	$2,408,264	$2,523,785	$70,911	$3,130	$2,597,826
The decrease in Progressive Leasing revenues was primarily the result of having a smaller lease portfolio at the beginning of and throughout 2023, as compared to the same periods in the prior year. The decrease was also a result of a decline in Progressive Leasing's GMV for the year ended 2023, as compared to 2022, resulting from decreased customer demand for many of the products offered by our POS partners and tightened lease decisioning beginning in mid-2022.The decline in revenues was partially offset by improved customer payment activity in 2023, as compared to 2022. Vive revenues declined due to a 19.4% decrease in GMV as compared to 2022, resulting in a smaller loan portfolio throughout 2023. The increase to Other revenue was primarily driven by a 67.2% increase in Four's GMV as compared to the same period in 2022.

Operating Expenses
Information about certain significant components of operating expenses is as follows:

			Change
	Year Ended December 31,		2023 vs. 2022
(In Thousands)	2023	2022	$	%
Personnel Costs[1]	$187,199	$194,195	$(6,996)	(3.6)%
Stock-Based Compensation	24,920	17,521	7,399	42.2
Occupancy Costs	5,429	6,466	(1,037)	(16.0)
Advertising	17,203	15,762	1,441	9.1
Professional Services	26,882	22,824	4,058	17.8
Sales Acquisition Expense[2]	28,205	28,828	(623)	(2.2)
Computer Software Expense[3]	26,673	27,629	(956)	(3.5)
Bank Service Charges	11,246	12,491	(1,245)	(10.0)
Other Sales, General and Administrative Expense	38,005	40,574	(2,569)	(6.3)
Sales, General and Administrative Expense[4]	365,762	366,290	(528)	(0.1)
Provision for Loan Losses	40,757	41,232	(475)	(1.2)
Depreciation and Amortization	32,032	33,851	(1,819)	(5.4)
Restructuring Expense	12,533	9,001	3,532	39.2
Operating Expenses	$451,084	$450,374	$710	0.2%
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
4 Progressive Leasing's sales, general and administrative expense was $315.1 million and $321.3 million during the years ended December 31, 2023 and 2022, respectively.
The $7.0 million decrease in personnel costs was due to a decrease of $9.1 million at Progressive Leasing attributable to its reduction in the number of employees during the second half of 2022 as part of its restructuring and cost cutting initiatives. Personnel costs for Four and other strategic businesses also decreased by $0.1 million as compared to 2022. These decreases were partially offset by an increase of $2.2 million at Vive primarily due to increased salaries and wages for new and existing employees.
Stock-based compensation increased $7.4 million compared to 2022, consisting of increases of $4.7 million at Progressive Leasing, $1.9 million at Four and other strategic businesses, and $0.8 million at Vive. The lower stock-based compensation in 2022 was the result of: (i) the Company determining in the second quarter of 2022 that performance stock units that had been granted to Four executives were no longer probable of being earned resulting in lower expense in 2022 compared to 2023; (ii) no stock-based compensation expense being recognized for Progressive Leasing performance stock units granted in 2022 as these performance metrics related to those performance stock units were not met; and (iii) other stock-based forfeitures in 2022 related to the Progressive Leasing restructuring program. During 2023, the estimated payout of performance stock units granted in 2023 exceeded target based on the Company's actual results, further increasing the stock-based compensation expense during 2023 versus 2022.
Professional services expense increased $4.1 million, consisting of $3.2 million at Progressive Leasing, $0.8 million at Four and other strategic businesses and $0.1 million at Vive. The increase at Progressive Leasing was primarily due to costs incurred related to the cybersecurity incident during the third quarter of 2023. The remaining increases were the result of increased expenses for other legal services and contract labor compared to 2022.
Restructuring expense increased $3.5 million due to additional actions taken during the year ended December 31, 2023. In 2023, restructuring costs included $9.6 million associated with the early termination of certain independent sales agent agreements and $2.9 million of employee severance within Progressive Leasing. In 2022, restructuring costs included $5.6 million of employee severance within Progressive Leasing, $3.3 million of operating lease right-of-use asset and other fixed asset impairment charges related to the relocation of the Vive corporate headquarters and a reduction of Progressive Leasing management and information technology office space, and $0.1 million of other restructuring expenses.

Other Costs and Expenses
Depreciation of lease merchandise. Depreciation of lease merchandise decreased by 10.3% during the year ended December 31, 2023 compared to 2022. The decrease was primarily due to a reduction in the size of Progressive Leasing's lease portfolio, resulting from tightening of its decisioning in mid-2022 and decreased consumer demand for many of the leasable products offered by Progressive Leasing's retail partners. As a percentage of total lease revenues and fees, depreciation of lease merchandise decreased to 67.5% from 69.6% in the prior year period, primarily due to improved customer payment activity and lower early buyouts for the year ended December 31, 2023, as compared to the same period in 2022.
Provision for lease merchandise write-offs. The provision for lease merchandise write-offs decreased by $38.7 million due to a reduction in the size of Progressive Leasing's lease portfolio and improved customer payment activity during the year ended December 31, 2023, as compared to the same period in 2022. The provision for lease merchandise write-offs as a percentage of lease revenues decreased to 6.7% for the year ended December 31, 2023 from 7.7% in the same period in 2022. The decrease in the provision as a percentage of lease revenues was a result of improved customer payment activity and lower write-offs due to the Company tightening its lease decisioning in mid-2022. Given the significant economic uncertainty resulting from inflation, elevated interest rates for extended periods, the resumption of student loan payments in October 2023, and the potential effects of such developments on Progressive Leasing's customers, and business going forward, a high level of estimation was involved in determining the allowance as of December 31, 2023. Actual lease merchandise write-offs could differ materially from the allowance for those write-offs.
Impairment of Goodwill. The Company recorded a loss of $10.2 million to partially write off the goodwill balance of the Four reporting unit during the third quarter of 2022.
Interest expense, net. Information about interest expense and interest income is as follows:

			Change
	Year Ended December 31,		2023 vs. 2022
(In Thousands)	2023	2022	$	%
Interest Expense, Net:
Interest Expense	$38,694	$38,675	$19	—%
Interest Income	(9,288)	(1,274)	(8,014)	nmf
Total Interest Expense, Net	$29,406	$37,401	$(7,995)	(21.4)%
nmf—Calculation is not meaningful
Interest expense, net decreased $8.0 million due to interest income earned on the Company's deposits in cash and cash equivalents resulting from an increase in deposits in higher yield accounts. The Company earned interest income of $9.3 million during 2023 compared to $1.3 million during 2022.
Earnings Before Income Tax Expense
Information about our earnings before income tax expense by reportable segment is as follows:

			Change
	Year Ended December 31,		2023 vs. 2022
(In Thousands)	2023	2022	$	%
EARNINGS BEFORE INCOME TAX EXPENSE:
Progressive Leasing	$216,271	$174,143	$42,128	24.2%
Vive	4,545	9,195	(4,650)	(50.6)
Other	(24,595)	(35,094)	10,499	29.9
Earnings Before Income Tax Expense	$196,221	$148,244	$47,977	32.4%
The loss before income taxes within Other primarily relates to our Four operations. Factors impacting the change in earnings before income tax expense for each reporting segment are discussed above.
Income Tax Expense
Income tax expense increased to $57.4 million for the year ended December 31, 2023 compared to $49.5 million in 2022 primarily due to higher earnings before income tax expense for 2023 as compared to the prior year. The effective tax rate was 29.2% for the year ended December 31, 2023 compared to 33.4% in 2022. The decrease in the effective tax rate was primarily driven by the non-deductible goodwill impairment loss for Four of $10.2 million that occurred in 2022, and the increase in the valuation allowance related to certain deferred tax assets that occurred in 2022.
Results of Operations – Years Ended December 31, 2022 and 2021

			Change
	Year Ended December 31,		2022 vs. 2021
(In Thousands)	2022	2021	$	%
REVENUES:
Lease Revenues and Fees	$2,523,785	$2,619,005	$(95,220)	(3.6)%
Interest and Fees on Loans Receivable	74,041	58,915	15,126	25.7
	2,597,826	2,677,920	(80,094)	(3.0)
COSTS AND EXPENSES:
Depreciation of Lease Merchandise	1,757,730	1,820,010	(62,280)	(3.4)
Provision for Lease Merchandise Write-offs	193,926	126,984	66,942	52.7
Operating Expenses	450,374	397,399	52,975	13.3
Impairment of Goodwill	10,151	—	10,151	nmf
	2,412,181	2,344,393	67,788	2.9
OPERATING PROFIT	185,645	333,527	(147,882)	(44.3)
Interest Expense, Net	(37,401)	(5,323)	(32,078)	nmf
EARNINGS BEFORE INCOME TAX EXPENSE	148,244	328,204	(179,960)	(54.8)
INCOME TAX EXPENSE	49,535	84,647	(35,112)	(41.5)
NET EARNINGS	$98,709	$243,557	$(144,848)	(59.5)%
nmf—Calculation is not meaningful
Revenues
Information about our revenues by source and reportable segment is as follows:

	Year Ended December 31, 2022				Year Ended December 31, 2021
(In Thousands)	Progressive Leasing	Vive	Other	Total	Progressive Leasing	Vive	Other	Total
Lease Revenues and Fees	$2,523,785	$—	$—	$2,523,785	$2,619,005	$—	$—	$2,619,005
Interest and Fees on Loans Receivable	—	70,911	3,130	74,041	—	58,462	453	58,915
Total Revenues	$2,523,785	$70,911	$3,130	$2,597,826	$2,619,005	$58,462	$453	$2,677,920
The decrease in Progressive Leasing revenues was primarily due to an increase in customer payment delinquencies and uncollectible renewal payments, as compared to the strong customer payment activity and low delinquencies it experienced in 2021. The provision for uncollectible renewal payments, which is recorded as a reduction to lease revenues and fees, was $376.3 million for the year ended December 31, 2022 compared to $224.7 million in 2021. The decrease in Progressive Leasing revenues was also the result of having a smaller lease portfolio at the beginning of and throughout 2022, as compared to 2021, and fewer customers electing to exercise early lease buyouts. The increase in Vive revenues was primarily driven by a larger loan portfolio throughout 2022 as compared to 2021.

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
The increase in personnel costs of $4.6 million was driven primarily by an increase of $2.9 million in personnel costs attributable to an increase in the number of employees resulting from the Four acquisition and other strategic initiatives started by the Company in 2021 that continued incurring costs in 2022. Personnel costs also increased by $2.2 million at Vive, primarily due to wage inflation. These increases were partially offset by a decrease of $0.8 million at Progressive Leasing, primarily due to its reduction in the number of employees during the second half of 2022 as part of its restructuring and cost cutting initiatives.
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
Provision for loan losses increased $23.6 million, primarily in connection with our Vive business, due to unfavorable economic conditions present during 2022 and projected macroeconomic conditions, including a rapid increase in the rate of inflation, high unemployment rates, and the absence of government stimulus payments and enhanced unemployment benefits and child tax credits, as compared to 2021. The provision for loan losses also increased due to growth in GMV at Four since it was acquired in June 2021. The provision for loan losses as a percentage of interest and fees revenue increased to 55.7% for the year ended December 31, 2022 compared to 30.0% in 2021, due to customer payment delinquencies at Vive returning to pre-pandemic levels, higher expected credit losses due to projected unfavorable macroeconomic conditions, and higher write-offs within our Four operations.
Restructuring expense of $9.0 million was the result of a number of restructuring activities initiated by the Company during 2022 intended to reduce expenses, consolidate certain segment corporate headquarters and other office locations, and align the cost structure of the business with the Company's strategy and near-term revenue outlook. The restructuring expense was primarily comprised of severance costs associated with a reduction in Progressive Leasing's workforce and operating lease right-of-use asset impairment charges related to a reduction in management and information technology office space and the relocation of the Vive corporate headquarters to the Company's corporate office building.
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
Provision for lease merchandise write-offs. The provision for lease merchandise write-offs increased by $66.9 million due to higher customer payment delinquencies and write-offs during the year ended December 31, 2022, compared to the strong customer payment activity and historically low lease merchandise write-offs we experienced in 2021. Given the significant economic uncertainty resulting from challenges in the macroeconomic environment, including high inflation, forecasted unemployment rates, and/or the possibility of a recession and the potential effects of such developments on our POS partners, customers, and business going forward, a high level of estimation was involved in determining the allowance as of December 31, 2022.
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
Interest expense, net. Information about interest expense and interest income is as follows:

			Change
	Year Ended December 31,		2022 vs. 2021
(In Thousands)	2022	2021	$	%
Interest Expense, Net
Interest Expense	$38,675	$5,590	$33,085	nmf
Interest Income	(1,274)	(267)	(1,007)	nmf
Total Interest Expense, Net	$37,401	$5,323	$32,078	nmf
nmf—Calculation is not meaningful
Interest expense, net increased $32.1 million as a result of interest expense related to the Company's $600 million senior unsecured notes issued on November 26, 2021. Refer to Note 8 for further information regarding the debt issuance.
Earnings Before Income Tax Expense
Information about our earnings before income tax expense by reportable segment is as follows:

			Change
	Year Ended December 31,		2022 vs. 2021
(In Thousands)	2022	2021	$	%
EARNINGS BEFORE INCOME TAX EXPENSE:
Progressive Leasing	$174,143	$319,125	$(144,982)	(45.4)%
Vive	9,195	20,225	(11,030)	(54.5)
Other	(35,094)	(11,146)	(23,948)	nmf
Earnings Before Income Tax Expense	$148,244	$328,204	$(179,960)	(54.8)%
nmf—Calculation is not meaningful
The $35.1 million loss before income taxes within Other primarily relates to our Four operations and includes a $10.2 million impairment loss related to the partial impairment of Four's goodwill. Other factors impacting the change in earnings before income tax expense for each reporting segment are discussed above.

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
Overview of Financial Position
The major changes in the consolidated balance sheet from December 31, 2022 to December 31, 2023, include:
•Cash and cash equivalents increased $23.5 million to $155.4 million for the year ended December 31, 2023. For additional information, refer to the "Liquidity and Capital Resources" section below.
•Lease merchandise, net, decreased $14.6 million due primarily to a 9.1% decrease in Progressive Leasing's GMV in 2023 as compared to 2022.
•Accounts payable and accrued expenses increased $16.2 million due primarily to a $5.9 million increase in accrued salaries and benefits resulting from the timing of year-end payroll and a higher estimated payout percentage for the executive bonus accrual, a $5.9 million increase in accounts payable to POS partners due to an increase in fourth quarter GMV compared to the same period in 2022, and a $3.9 million increase in accrued interest on the Company's uncertain tax position related to the FTC settlement.
•Deferred tax liability decreased $32.4 million due primarily to a decline in the temporary book-to-tax depreciation difference of lease merchandise resulting from the decline in merchandise on lease during 2023, as compared to 2022, and the reduction of federal bonus depreciation from 100% in 2022 to 80% in 2023.

Liquidity and Capital Resources
General
We expect that our primary capital requirements will consist of:
•Reinvesting in our business, including buying merchandise for the operations of Progressive Leasing. Because we believe Progressive Leasing will continue to grow over the long-term, we expect that the need for additional lease merchandise will remain a major capital requirement;
•Making merger and acquisition investment(s) to further broaden our product offerings; and
•Returning excess cash to shareholders through periodically repurchasing stock and/or paying dividends.
Other capital requirements include (i) expenditures related to software development; (ii) expenditures related to our corporate operating activities; (iii) personnel expenditures; (iv) income tax payments; (v) funding of loans receivable for Vive; and (vi) servicing our outstanding debt obligations.
Our capital requirements have been financed through:
•cash flows from operations;
•private debt offerings;
•bank debt; and
•stock offerings.
As of December 31, 2023, the Company had $155.4 million of cash, $350.0 million of availability under the Revolving Facility, and $600.0 million of indebtedness.
Cash Provided by Operating Activities
Cash provided by operating activities was $204.2 million and $242.5 million during the years ended December 31, 2023 and 2022, respectively. The $38.3 million decrease in operating cash flows was primarily driven by a $190.2 million decrease in lease revenue resulting from a smaller lease portfolio and a $38.3 million increase in cash paid for income taxes compared to 2022. These decreases were partially offset by a $168.1 million decrease in purchases of lease merchandise, an increase in the balance of accounts payable and accrued expenses compared to December 31, 2022, improved customer payment activity during 2023, and an increase in interest income resulting from an increase in deposits in higher yield accounts. Other changes in cash provided by operating activities are discussed above in our discussion of results for the year ended December 31, 2023.
Cash provided by operating activities was $242.5 million and $246.0 million during the years ended December 31, 2022 and 2021, respectively. Cash provided by operating activities decreased by $3.5 million despite the $144.8 million decrease in net earnings from continuing operations as compared to 2021. Other significant changes in operating cash outflows for 2022 as compared to the prior year include $35.6 million of interest paid on the Company's Senior Notes compared to $1.5 million in 2021, and an $8.6 million increase in net income tax payments for the year ended December 31, 2022. These decreases in operating cash flows were partially offset by a $165.3 million decrease in purchases of lease merchandise by Progressive Leasing during the year ended December 31, 2022 compared to 2021. Other changes in cash provided by operating activities are discussed above in our discussion of results for the year ended December 31, 2022.
Cash Used in Investing Activities
Cash used in investing activities was $38.8 million and $53.5 million during the years ended December 31, 2023 and 2022, respectively. The $14.7 million decrease in investing cash outflows was primarily the result of a $25.3 million increase in proceeds from loans receivable, partially offset by a $11.1 million increase in cash outflows for investments in loans receivable.
Cash used in investing activities was $53.5 million and $82.2 million during the years ended December 31, 2022 and 2021, respectively. The $28.7 million decrease in investing cash outflows in the year ended December 31, 2022 as compared to the same period in 2021 was primarily due to the $22.8 million of cash paid for the acquisition of Four in June 2021. Additionally, proceeds from loans receivable increased $27.4 million in 2022 compared to 2021. These changes were partially offset by a $21.4 million increase in cash outflows for investments in loans receivables in 2022 as compared to 2021.
Cash Used In Financing Activities
Cash used in financing activities was $141.9 million during the year ended December 31, 2023 compared to $227.2 million during the year ended December 31, 2022, a decrease of $85.3 million. Cash used in financing activities in 2023 was primarily for the Company's repurchase of $139.6 million of its common stock, compared to $223.6 million of share repurchases in the prior year. The Company also used cash for an immaterial amount of debt issuance costs in 2023 compared to $1.6 million in 2022.
Cash used in financing activities was $227.2 million during the year ended December 31, 2022 compared to $30.3 million during the year ended December 31, 2021, an increase of $196.9 million. Cash used in financing activities in 2022 was primarily due to the $223.6 million of outflows for the acquisition of treasury stock. Cash used in financing activities in 2021 was primarily comprised of: (i) a $425 million outflow for the "Dutch auction" tender offer, plus $3.6 million in related transaction fees, for the repurchase and retirement of our common stock; (ii) a $142.4 million outflow for the acquisition of treasury stock; (iii) the repayment of $50.0 million on our Revolving Facility; and (iv) $600 million gross proceeds from the issuance of Senior Notes, net of $8.3 million of bank fees.
Share Repurchases
We purchase our stock in the market from time to time as authorized by our Board of Directors. Effective November 3, 2021, the Company announced that its Board of Directors had authorized a share repurchase program that provided the Company with the ability to repurchase shares up to a maximum amount of $1 billion. As of December 31, 2023, we had the authority to purchase additional shares up to our remaining authorization limit of $197.7 million. On February 21, 2024, the Company's Board of Directors reauthorized the repurchase of Company common stock at an aggregate purchase price of up to $500 million under the Company's existing share repurchase program, with such reauthorized share repurchase program to be extended for a period of three years from February 21, 2024, or until the $500 million aggregate purchase price of Company common stock purchased pursuant to the reauthorized share repurchase program has been met, whichever occurs first.
The Company purchased 4,691,274 shares of its common stock for $139.6 million during the year ended December 31, 2023, 8,720,223 shares for $223.6 million during the year ended December 31, 2022, and 11,611,178 shares for $567.4 million during the year ended December 31, 2021. These amounts do not include any excise tax that may be assessed on those repurchases.
Dividends
We paid no dividends during 2023, 2022, and 2021. On February 21, 2024, our Board of Directors declared a quarterly cash dividend in the amount of $0.12 per share of outstanding common stock, payable on March 28, 2024 to shareholders of record as of March 14, 2024. While we expect to continue paying quarterly cash dividends in future periods, the future payment of dividends, if permitted, will be at the sole discretion of our Board of Directors and will depend on our capital allocation strategy at that time as well as other factors, including our earnings, financial condition, and other considerations that our Board of Directors deems relevant.
Debt Financing
On November 24, 2020, the Company entered into a credit agreement with a consortium of lenders providing for a $350 million senior revolving credit facility, under which all borrowings and commitments will mature or terminate on November 24, 2025.
The Revolving Facility includes an uncommitted incremental facility increase option ("Incremental Facilities") which, subject to certain terms and conditions, permits the Company at any time prior to the maturity date to request an increase in extensions of credit available thereunder by an aggregate additional principal amount of up to $300 million. As of December 31, 2023, the Company had no outstanding balance and $350 million remaining available for borrowings on the Revolving Facility.
The Revolving Facility contains certain financial covenants, which include requirements that the Company maintain ratios of (i) total net debt to EBITDA of no more than 2.50:1.00 and (ii) consolidated interest coverage of no less than 3.00:1.00. The Company will be in default under the Revolving Facility if it fails to comply with these covenants, and all borrowings outstanding may become due immediately. Additionally, under the Revolving Facility, if the total net debt to EBITDA, as defined by the Revolving Facility, exceeds 1.25, the revolver becomes fully secured for the remaining duration of the Revolving Facility term. During 2022, the Company exceeded the 1.25 total net debt to EBITDA ratio and the Revolving Facility became fully secured. As of December 31, 2023, the Company was in compliance with the financial covenants set forth in the Revolving Facility and believes it will continue to be in compliance in the future.
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
The indenture discussed above contains various other covenants and obligations to which the Company and its subsidiaries are subject while the Senior Notes are outstanding. The covenants in the indenture may limit the extent to which, or the ability of the Company and its subsidiaries to, among other things: (i) incur additional debt and guarantee debt; (ii) pay dividends or make other distributions or repurchase or redeem capital stock; (iii) prepay, redeem or repurchase certain debt; (iv) issue certain preferred stock or similar equity securities; (v) make loans and investments; (vi) sell assets; (vii) incur liens; (viii) enter into transactions with affiliates; (ix) enter into agreements restricting the ability of the Company's subsidiaries to pay dividends; and (x) consolidate, merge or sell all or substantially all of the Company's assets. The indenture also contains customary events of default for transactions of this type and amount. The Company was in compliance with these covenants at December 31, 2023 and believes that it will continue to be in compliance in the future.
Commitments
Income Taxes. During the year ended December 31, 2023, we made net income tax payments of $100.4 million. During the year ended December 31, 2024 we anticipate making estimated cash payments of $49.0 million for United States federal and state income taxes.
Leases. We lease management and information technology space for corporate functions as well as storage space for our hub facilities under operating leases expiring at various times through 2027. Our corporate and segment management office leases contain renewal options for additional periods ranging from three to five years. Approximate future minimum payments for operating leases that have initial or remaining non-cancelable terms in excess of one year as of December 31, 2023 are disclosed in Note 7 in the accompanying consolidated financial statements.
Contractual Obligations and Commitments. Future interest payments on the Company's variable-rate debt are based on a rate per annum equal to, at our option, (i) the Secured Overnight Financing Rate ("SOFR") plus a margin within the range of 1.5% to 2.5% for revolving loans, based on total leverage, or (ii) the administrative agent's base rate plus a margin ranging from 0.5% to 1.5%, as specified in the agreement. Future interest payments related to our Revolving Facility are based on the borrowings outstanding at that time. Future interest payments may be different depending on future borrowing activity and interest rates. The Company had no outstanding borrowings under the Revolving Facility as of December 31, 2023.
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
Deferred income tax liabilities as of December 31, 2023 were approximately $104.8 million. Deferred income tax liabilities are calculated based on temporary differences between the tax basis of assets and liabilities and their respective book basis, which will result in taxable amounts in future years when the liabilities are settled at their reported financial statement amounts. The results of these calculations do not have a direct connection with the amount of cash taxes to be paid in any future periods. As a result, scheduling deferred income tax liabilities as payments due by period may be misleading, because this scheduling would not necessarily relate to liquidity needs.
Unfunded Lending Commitments. The Company, through its Vive business, had unconditionally cancellable unfunded lending commitments totaling approximately $523.9 million and $513.7 million as of December 31, 2023 and 2022, respectively, that do not give rise to revenues and cash flows. These unfunded commitments arise in the ordinary course of business from credit card agreements with individual cardholders that give them the ability to borrow, against unused amounts, up to the maximum credit limit assigned to their account. While these unfunded amounts represented the total available unused lines of credit, the Company does not anticipate that all cardholders will utilize their entire available line at any given point in time. Commitments to extend unsecured credit are agreements to lend to a cardholder so long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

Critical Accounting Policies
We discuss the most critical accounting policies below. For a discussion of all of the Company's significant accounting policies, see Note 1 in the accompanying consolidated financial statements.
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
At December 31, 2023 and 2022, we had deferred revenue representing cash collected in advance of being due or earned totaling $35.7 million and $37.1 million, respectively, and accounts receivable, net of an allowance for doubtful accounts based on historical collection rates, of $67.9 million and $64.5 million, respectively. Our accounts receivable allowance is estimated using historical write-off and collection experience. Other qualitative factors, such as current and forecasted customer payment trends, are considered in estimating the allowance. For customer agreements that are past due, the Company's policy is to write off lease receivables after 120 days. The provision for uncollectible renewal payments is recorded as a reduction of lease revenues and fees in accordance with ASC 842.
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
Lease Merchandise
The Company's Progressive Leasing segment, at which all merchandise is on lease, depreciates merchandise on a straight-line basis to a 0% salvage value generally over 12 months. We record a provision for lease merchandise write-offs using the allowance method. The allowance for lease merchandise write-offs estimates the merchandise losses incurred but not yet identified by management as of the end of the accounting period. The Company estimates its allowance for lease merchandise write-offs using historical write-off experience. Other qualitative factors, such as current and forecasted customer payment trends, are considered in estimating the allowance. For customer agreements that are past due, the Company's policy is to write off lease merchandise after 120 days. As of December 31, 2023 and 2022, the allowance for lease merchandise write-offs was $44.2 million and $47.1 million, respectively. The provision for lease merchandise write-offs was $155.3 million and $193.9 million for the years ended December 31, 2023 and 2022, respectively.
Provision for Loan Losses and Loan Loss Allowance
Expected lifetime losses on loans receivable are recognized upon loan acquisition, which results in earlier recognition of credit losses and requires the Company to make its best estimate of probable lifetime losses at the time of acquisition. The Company segments its Vive loans receivable portfolio into homogenous pools by FICO score and by delinquency status and evaluates loans receivable collectively for impairment when similar risk characteristics exist. Our Vive credit card loans do not have contractually stated maturity dates, which requires the Company to estimate an average life of loan by analyzing historical payment trends to determine an expected remaining life of the loan balance. Our current estimate is that the average life of an outstanding credit card loan is approximately one to two years, depending on the respective FICO score segmentation.

The Company calculates the Vive allowance for loan losses based on internal historical loss information and incorporates observable and forecasted macroeconomic data over a six-month reasonable and supportable forecast period. Key macroeconomic factors incorporated into our forecasts include projected changes in unemployment rates, stock market volatility, projected United States treasury rates, and projected prime lending rates. Incorporating macroeconomic data could have a material impact on the measurement of the allowance to the extent that forecasted data changes significantly, such as changes in forecasted unemployment rates and the observed significant market volatility. Subsequent to the six-month reasonable and supportable forecast period described above, the Company reverts to using historical loss information on a straight-line basis over a period of three months. For the remaining life of the portfolio, the Company utilizes historical loss information.
The Company may also consider other qualitative factors in estimating the allowance, as necessary. For the purposes of determining the allowance as of December 31, 2023, management considered other qualitative factors such as the tightening of Vive's loan decisioning in mid-2022 and more recent macroeconomic conditions associated with the impacts from increased inflation, unemployment rates, and/or the possibility of a recession in the United States, which were not fully factored into the macroeconomic forecasted data. The allowance for loan losses is maintained at a level considered appropriate to cover expected lifetime losses of principal, interest and fees on active loans in the loans receivable portfolio, and the appropriateness of the allowance is evaluated at each period end.
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
The provision for loan losses was $40.8 million and $41.2 million for the years ended December 31, 2023 and 2022, respectively. The allowance for loan losses was $40.6 million and $42.4 million as of December 31, 2023 and 2022, respectively.
Recent Accounting Pronouncements
Refer to Note 1 to the Company's consolidated financial statements for a discussion of recently issued accounting pronouncements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As of December 31, 2023, we had no outstanding borrowings under our senior unsecured Revolving Facility. Borrowings under the Revolving Facility are indexed to SOFR or the prime rate, which exposes us to the risk of increased interest costs if interest rates rise. Based on the Company's variable-rate debt outstanding as of December 31, 2023, a hypothetical 1.0% increase or decrease in interest rates would not affect interest expense.
We do not use any significant market risk sensitive instruments to hedge commodity, foreign currency or other risks, and hold no market risk sensitive instruments for trading or speculative purposes.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of PROG Holdings, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of PROG Holdings, Inc. (the Company) as of December 31, 2023 and 2022, the related consolidated statements of earnings, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 21, 2024 expressed an unqualified opinion thereon.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosure to which it relates.

Valuation of the allowance for loan losses
Description of the Matter
As of December 31, 2023, the allowance for loan losses (ALL) was $40.6 million. As discussed in Note 1 and Note 6 to the consolidated financial statements, management records the ALL to estimate probable lifetime losses that are expected in the loan portfolio. In determining the estimate, management utilizes quantitative factors such as actual historical loss experience and incorporates observable and forecasted macroeconomic data such as projected changes in unemployment rates, stock market volatility, United States treasury rates, inflation, and prime lending rates over a reasonable and supportable forecast period. The Company also considers, as necessary, qualitative factors such as the tightening of Vive's loan decisioning in mid-2022 and more recent macroeconomic conditions associated with the impacts from increased inflation, unemployment rates and/or the possibility of a recession in the United States, which were not fully factored into the macroeconomic forecasted data to evaluate the impact of such programs on its customers' ability to pay. The Company applies judgment, including the determination of the expected life of the loan receivable, as it determines necessary to make its best estimate of probable expected lifetime losses in the portfolio.
Auditing management's ALL estimate involved a high degree of complexity in evaluating the quantitative calculation of expected losses in the loan portfolio and subjectivity in evaluating management's qualitative factors. Management's assessment and measurement of the qualitative factors is judgmental and could have a significant effect on the ALL.

How We Addressed the Matter in Our Audit
We focused our testing within the Vive segment as it comprised the majority of the Company's ALL balance as of December 31, 2023. We obtained an understanding, evaluated the design and tested the operating effectiveness of controls for management's process of the measurement and valuation of the ALL. For example, we tested controls over management's review of the ALL calculations, methodology and significant assumptions, including qualitative adjustments.
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

/s/ Ernst & Young LLP
We have served as the Company's auditor since 1991.
Salt Lake City, Utah
February 21, 2024

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of PROG Holdings, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited PROG Holdings, Inc.'s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, PROG Holdings, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of earnings, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and our report dated February 21, 2024 expressed an unqualified opinion thereon.
Basis for Opinion
The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Definition and Limitations of Internal Control Over Financial Reporting
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
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
February 21, 2024

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
The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2023. In making this assessment, the Company's management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) in Internal Control-Integrated Framework. Based on its assessment using those criteria, management concluded that, as of December 31, 2023, the Company's internal control over financial reporting was effective.
The Company's internal control over financial reporting as of December 31, 2023 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its report dated February 21, 2024, which expresses an unqualified opinion on the effectiveness of the Company's internal control over financial reporting as of December 31, 2023.

PROG HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2023	2022
	(In Thousands, Except Share Data)
ASSETS:
Cash and Cash Equivalents	$155,416	$131,880
Accounts Receivable (net of allowances of $64,180 in 2023 and $69,264 in 2022)	67,879	64,521
Lease Merchandise (net of accumulated depreciation and allowances of $423,466 in 2023 and $467,355 in 2022)	633,427	648,043
Loans Receivable (net of allowances and unamortized fees of $50,022 in 2023 and $53,635 in 2022)	126,823	130,966
Property and Equipment, Net	24,104	23,852
Operating Lease Right-of-Use Assets	9,271	11,875
Goodwill	296,061	296,061
Other Intangibles, Net	91,664	114,411
Income Tax Receivable	32,918	18,864
Deferred Income Tax Assets	2,981	2,955
Prepaid Expenses and Other Assets	50,711	48,481
Total Assets	$1,491,255	$1,491,909
LIABILITIES & SHAREHOLDERS' EQUITY:
Accounts Payable and Accrued Expenses	$151,259	$135,025
Deferred Income Tax Liabilities	104,838	137,261
Customer Deposits and Advance Payments	35,713	37,074
Operating Lease Liabilities	15,849	21,122
Debt	592,265	590,966
Total Liabilities	899,924	921,448
Commitments and Contingencies (Note 10)
Shareholders' Equity:
Common Stock, Par Value $0.50 Per Share: Authorized: 225,000,000 Shares at December 31, 2023 and 2022; Shares Issued: 82,078,654 at December 31, 2023 and 2022	41,039	41,039
Additional Paid-in Capital	352,421	338,814
Retained Earnings	1,293,073	1,154,235
	1,686,533	1,534,088
Less: Treasury Shares at Cost
Common Stock: 38,404,527 Shares at December 31, 2023 and 34,044,102 at December 31, 2022	(1,095,202)	(963,627)
Total Shareholders' Equity	591,331	570,461
Total Liabilities & Shareholders' Equity	$1,491,255	$1,491,909
The accompanying notes are an integral part of the Consolidated Financial Statements.

PROG HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF EARNINGS

	Year Ended December 31,
	2023	2022	2021
	(In Thousands, Except Per Share Data)
REVENUES:
Lease Revenues and Fees	$2,333,588	$2,523,785	$2,619,005
Interest and Fees on Loans Receivable	74,676	74,041	58,915
	2,408,264	2,597,826	2,677,920
COSTS AND EXPENSES:
Depreciation of Lease Merchandise	1,576,303	1,757,730	1,820,010
Provision for Lease Merchandise Write-offs	155,250	193,926	126,984
Operating Expenses	451,084	450,374	397,399
Impairment of Goodwill	—	10,151	—
	2,182,637	2,412,181	2,344,393
OPERATING PROFIT	225,627	185,645	333,527
Interest Expense, Net	(29,406)	(37,401)	(5,323)
EARNINGS BEFORE INCOME TAX EXPENSE	196,221	148,244	328,204
INCOME TAX EXPENSE	57,383	49,535	84,647
NET EARNINGS	$138,838	$98,709	$243,557
EARNINGS PER SHARE
Basic	$3.02	$1.90	$3.69
Assuming Dilution	$2.98	$1.90	$3.67

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	46,034	51,921	66,026
Assuming Dilution	46,550	52,075	66,416
The accompanying notes are an integral part of the Consolidated Financial Statements.

PROG HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Treasury Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Total Shareholders' Equity
(In Thousands, Except Per Share)	Shares	Amount	Shares	Amount
Balance, January 1, 2021	(23,029)	$(613,881)	90,752	$45,376	$318,263	$1,236,378	$986,136
Stock-Based Compensation	—	—	—	—	21,349	—	21,349
Reissued Shares	329	6,838	—	—	(7,368)	—	(530)
Repurchased Shares	(2,938)	(142,358)	—	—	—	—	(142,358)
Tender Offer Shares Repurchased and Retired	—	—	(8,673)	(4,337)	—	(424,409)	(428,746)
Net Earnings	—	—	—	—	—	243,557	243,557
Balance, December 31, 2021	(25,638)	$(749,401)	82,079	$41,039	$332,244	$1,055,526	$679,408
Stock-Based Compensation	—	—	—	—	17,694	—	17,694
Reissued Shares	314	9,372	—	—	(11,124)	—	(1,752)
Repurchased Shares	(8,720)	(223,598)	—	—	—	—	(223,598)
Net Earnings	—	—	—	—	—	98,709	98,709
Balance, December 31, 2022	(34,044)	$(963,627)	82,079	$41,039	$338,814	$1,154,235	$570,461
Stock-Based Compensation	—	—	—	—	25,152	—	25,152
Reissued Shares	330	9,280	—	—	(11,545)	—	(2,265)
Repurchased Shares	(4,691)	(140,855)	—	—	—	—	(140,855)
Net Earnings	—	—	—	—	—	138,838	138,838
Balance, December 31, 2023	(38,405)	$(1,095,202)	82,079	$41,039	$352,421	$1,293,073	$591,331
The accompanying notes are an integral part of the Consolidated Financial Statements.

PROG HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(In Thousands)	2023	2022	2021
OPERATING ACTIVITIES:
Net Earnings	$138,838	$98,709	$243,557
Adjustments to Reconcile Net Earnings to Cash Provided by Operating Activities:
Depreciation of Lease Merchandise	1,576,303	1,757,730	1,820,010
Other Depreciation and Amortization	32,032	33,851	33,258
Provisions for Accounts Receivable and Loan Losses	345,383	417,496	242,412
Stock-Based Compensation	24,920	17,521	21,349
Deferred Income Taxes	(32,449)	(9,199)	15,729
Impairment of Goodwill	—	10,151	—
Non-Cash Lease Expense	(2,669)	(1,674)	974
Other Changes, Net	(5,992)	(7,164)	(7,561)
Changes in Operating Assets and Liabilities, Net of Effects of Acquisitions:
Additions to Lease Merchandise	(1,721,117)	(1,889,207)	(2,054,467)
Book Value of Lease Merchandise Sold or Disposed	159,430	197,489	130,665
Accounts Receivable	(307,984)	(374,515)	(229,703)
Prepaid Expenses and Other Assets	(2,110)	68	(7,879)
Income Tax Receivable and Payable	(14,188)	(6,007)	(29,753)
Operating Lease Right-of-Use Assets and Liabilities	—	2,999	(1,955)
Accounts Payable and Accrued Expenses	15,200	2,227	70,820
Customer Deposits and Advance Payments	(1,361)	(7,996)	(1,495)
Cash Provided by Operating Activities	204,236	242,479	245,961
INVESTING ACTIVITIES:
Investments in Loans Receivable	(214,686)	(203,600)	(182,204)
Proceeds from Loans Receivable	185,056	159,707	132,281
Outflows on Purchases of Property and Equipment	(9,616)	(9,674)	(9,555)
Proceeds from Property and Equipment	48	27	78
Proceeds (Outflows) from Acquisitions of Businesses and Customer Agreements	365	6	(22,766)
Cash Used in Investing Activities	(38,833)	(53,534)	(82,166)
FINANCING ACTIVITIES:
Repayments on Revolving Facility, Net	—	—	(50,000)
Proceeds from Debt	—	—	591,750
Acquisition of Treasury Stock	(139,573)	(223,598)	(142,358)
Tender Offer Stock Repurchased and Retired	—	(274)	(428,551)
Issuance of Stock Under Stock Option and Employee Purchase Plans	1,357	1,150	4,592
Shares Withheld for Tax Payments	(3,622)	(2,902)	(5,123)
Debt Issuance Costs	(29)	(1,600)	(591)
Cash Used In Financing Activities	(141,867)	(227,224)	(30,281)
Increase (Decrease) in Cash and Cash Equivalents	23,536	(38,279)	133,514
Cash and Cash Equivalents at Beginning of Year	131,880	170,159	36,645
Cash and Cash Equivalents at End of Year	$155,416	$131,880	$170,159
Net Cash Paid During the Year:
Interest	$36,991	$35,712	$1,452
Income Taxes	$100,433	$62,172	$53,602
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
On June 25, 2021, the Company completed the acquisition of Four Technologies, Inc. ("Four"), an innovative Buy Now, Pay Later ("BNPL") company that allows shoppers to pay for merchandise through four interest-free installments. Shoppers use Four to purchase furniture, clothing, electronics, health and beauty products, footwear, jewelry, and other consumer goods from retailers across the United States. Four is not a reportable segment for the years ended December 31, 2023, 2022 and 2021 as its financial results are not material to the Company's consolidated financial results. See Note 2 for further discussion on the acquisition.
Basis of Presentation
The preparation of the Company's consolidated financial statements in conformity with accounting principles generally accepted in the United States ("U.S. GAAP") requires management to make estimates and assumptions that affect the amounts reported in these consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Management does not believe these estimates or assumptions will change significantly in the future absent unidentified and unforeseen events, such as the possible direct or indirect impacts associated with elevated inflation, increasing unemployment rates, the resumption of student loan repayments in October 2023, and/or the possibility of a recession in the United States.
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

PROG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

PROG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company records a provision for write-offs using the allowance method. The allowance method for lease merchandise write-offs estimates the merchandise losses incurred but not yet identified by management as of the end of the accounting period based on historical write-off experience. Other qualitative factors, such as current and forecasted customer payment trends, are considered in estimating the allowance. Given the significant uncertainty regarding the impacts of inflation, elevated interest rates, the resumption of student loan repayments, and/or unemployment rates on our business, a high level of estimation was involved in determining the allowance as of December 31, 2023. Actual lease merchandise write-offs may differ materially from the allowance as of December 31, 2023. For customer lease agreements that are past due, the Company's policy is to write off lease merchandise after 120 days.
The following table shows the components of the allowance for lease merchandise write-offs, which is included within lease merchandise, net in the consolidated balance sheets:

	Year Ended December 31,
(In Thousands)	2023	2022	2021
Beginning Balance	$47,118	$54,367	$45,992
Net Book Value of Merchandise Written off	(165,153)	(210,160)	(128,031)
Recoveries	6,965	8,985	9,422
Provision for Write-offs	155,250	193,926	126,984
Ending Balance	$44,180	$47,118	$54,367
Vendor Incentives and Rebates Provided to POS Partners
Progressive Leasing has agreements with some of its POS partners that require additional consideration to be paid to the POS partner, including payments for exclusivity, rebates based on lease volume originations generated through the POS partners, and payments to the POS partners for marketing or other development initiatives to promote additional lease originations through these POS partners. Payments made to POS partners as consideration for them providing exclusivity to Progressive Leasing for lease-to-own transactions with customers of the POS partner are expensed on a straight-line basis over the exclusivity term. Rebates are accrued over the period the POS partner is earning the rebate, which is typically based on quarterly or annual lease origination volumes. Payments made to POS partners for marketing or development initiatives are expensed on a straight-line basis over the period the POS partner is earning the funds or the specified marketing term. Progressive Leasing expensed $28.5 million, $27.7 million, and $18.0 million for such additional consideration to POS partners, for the years ended December 31, 2023, 2022 and 2021, respectively. Expenses related to additional consideration provided to POS partners are classified within operating expenses in the consolidated statements of earnings.
Advertising
The Company expenses advertising costs as incurred. Total advertising costs amounted to $17.2 million, $15.8 million and $17.5 million for the years ended December 31, 2023, 2022 and 2021, respectively, and are classified within operating expenses in the consolidated statements of earnings.
Stock-Based Compensation
The Company has stock-based employee compensation plans, which are more fully described in Note 13 to these consolidated financial statements. The Company estimates the fair value for the options granted on the grant date using a Black-Scholes-Merton option-pricing model. The fair value of each share of restricted stock units ("RSUs"), restricted stock awards ("RSAs") and performance share units ("PSUs") awarded is equal to the market value of a share of the Company's common stock on the grant date. The Company estimates the fair value of awards issued under the Company's employee stock purchase plan ("ESPP") using a series of Black-Scholes pricing models that consider the components of the "lookback" feature of the plan, including the underlying stock, call option and put option. The design of awards issued under the Company's ESPP is described in more detail in Note 13 to these consolidated financial statements.
Deferred Income Taxes
Deferred income taxes represent primarily temporary differences between the amounts of assets and liabilities for financial and tax reporting purposes. The Company's largest temporary differences arise principally from the use of accelerated depreciation methods on lease merchandise for tax purposes.

PROG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

	Year Ended December 31,
(Shares In Thousands)	2023	2022	2021
Weighted Average Shares Outstanding	46,034	51,921	66,026
Dilutive Effect of Share-Based Awards	516	154	390
Weighted Average Shares Outstanding Assuming Dilution	46,550	52,075	66,416
Approximately 833,000, 1,410,000 and 423,000 weighted-average share-based awards were excluded from the computation of earnings per share assuming dilution during the years ended December 31, 2023, 2022 and 2021, respectively, as the awards would have been antidilutive for the periods presented.
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
Accounts Receivable
Accounts receivable consist primarily of receivables due from customers of Progressive Leasing and amounted to $67.9 million and $64.5 million, net of allowances, as of December 31, 2023 and 2022, respectively.
The Company maintains an accounts receivable allowance, which primarily relates to its Progressive Leasing operations and, to a lesser extent, receivables from Vive's POS partners. The Company's policy is to record an allowance for uncollectible renewal payments based on historical collection experience. Other qualitative factors, such as current and forecasted business trends, are considered in estimating the allowance. Given the significant uncertainty regarding the impacts of inflation, elevated interest rates, the resumption of student loan repayments, and/or unemployment rates on our business, a high level of estimation was involved in determining the allowance as of December 31, 2023. Therefore, actual future accounts receivable write-offs may differ materially from the allowance. The provision for uncollectible renewal payments is recorded as a reduction of lease revenues and fees within the consolidated statements of earnings. For customer lease agreements that are past due, the Company's policy is to write off lease receivables after 120 days.
Vive's allowance for uncollectible merchant accounts receivable, which primarily relates to cardholder returns and refunds, and is an immaterial amount related to Vive's bad debt expense, is recorded within operating expenses in the consolidated statements of earnings. See below for a discussion of Vive's loans receivable and related allowance for loan losses.
The following table shows the components of the accounts receivable allowance:

	Year Ended December 31,
(In Thousands)	2023	2022	2021
Beginning Balance	$69,264	$71,233	$56,364
Net Book Value of Accounts Written Off	(348,729)	(415,344)	(247,789)
Recoveries	39,019	37,111	37,914
Accounts Receivable Provision	304,626	376,264	224,744
Ending Balance	$64,180	$69,264	$71,233

PROG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Loans Receivable, Net
Gross loans receivable primarily represents the principal balances of credit card charges at Vive's participating merchants that remain due from cardholders, plus unpaid interest and fees due from cardholders. The allowance and unamortized fees represent uncollectible amounts; merchant fee discounts, net of capitalized origination costs; promotional fee discounts; and deferred annual card fees. Loans receivable, net, also includes $13.9 million and $5.3 million of outstanding receivables from customers of Four as of December 31, 2023 and 2022, respectively.
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
The Company calculates Vive's allowance for loan losses based on internal historical loss information and incorporates observable and forecasted macroeconomic data over a six-month reasonable and supportable forecast period. Incorporating macroeconomic data could have a material impact on the measurement of the allowance to the extent that forecasted data changes significantly, such as higher forecasted inflation and unemployment rates. Subsequent to the six-month reasonable and supportable forecast period described above, the Company reverts to using historical loss information on a straight-line basis over a three-month period. For the remaining life of the portfolio, the Company utilizes historical loss information. The Company may also consider other qualitative factors in estimating the allowance, as necessary. For the purposes of determining the allowance as of December 31, 2023, management considered qualitative factors such as the tightening of Vive's loan decisioning in mid-2022 and macroeconomic conditions associated with the impacts from increased inflation, unemployment rates, and/or the possibility of a recession in the United States. The allowance for loan losses is maintained at a level considered appropriate to cover expected future losses of principal, interest and fees on active loans in the loans receivable portfolio. The appropriateness of the allowance is evaluated at each period end. To the extent that actual results differ from estimates of uncollectible loans receivable, due to the volatility of inflation, forecasted higher unemployment rates, housing costs, the resumption of student loan repayments in October 2023, and/or changes to other macroeconomic factors used to calculate the allowance, the Company's results of operations and liquidity may be materially affected.
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
Vive extends or declines credit to an applicant through its bank partners based upon the applicant's credit rating and other factors. Below is a summary of the credit quality of the Company's loan portfolio as of December 31, 2023 and 2022 by FICO score as determined at the time of loan origination:

	December 31,
FICO Score Category	2023	2022
600 or Less	6.5%	6.9%
Between 600 and 700	73.5%	75.4%
700 or Greater	11.2%	13.4%
No Score Identified	8.8%	4.3%

PROG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Property and Equipment
The Company records property and equipment at cost. Depreciation and amortization are computed on a straight-line basis over the estimated useful lives of the respective assets, which range from three to 12 years for leasehold improvements and from one to seven years for other depreciable property and equipment.
Costs incurred to develop software for internal use are capitalized and amortized over the estimated useful life of the software, which ranges from five to 10 years. The Company develops software for use in its Progressive Leasing, Vive, and Four operations and related to other strategic initiatives. The Company uses an agile development methodology in which feature-by-feature updates are made to its software. Certain costs incurred during the application development stage of an internal-use software project are capitalized when management, with the relevant authority, authorizes and commits to funding a feature update and it is probable that the project will be completed and the software will be used to perform the function intended. Capitalization of costs ceases when the feature update is substantially complete and ready for its intended use. All costs incurred during preliminary project and post-implementation project stages are expensed. Generally, the life cycle for each feature update implementation is one to six months.
Gains and losses related to dispositions and retirements are recognized as incurred. Maintenance and repairs are also expensed as incurred, and leasehold improvements are capitalized and amortized over the lesser of the lease term or the asset's useful life. Depreciation expense for property and equipment is included in operating expenses in the accompanying consolidated statements of earnings and was $9.3 million, $11.0 million and $11.0 million during the years ended December 31, 2023, 2022 and 2021, respectively. Amortization of previously capitalized internal use software development costs, which is a component of depreciation expense for property and equipment, was $5.4 million, $5.5 million and $4.9 million during the years ended December 31, 2023, 2022 and 2021, respectively.
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
Prepaid Expenses and Other Assets
Prepaid expenses and other assets consist of the following:

	December 31,
(In Thousands)	2023	2022
Prepaid Expenses	$17,768	$18,845
Prepaid Lease Merchandise	9,944	10,134
Prepaid Software Expenses	8,624	7,022
Unamortized Initial Direct Costs on Lease Agreement Originations	7,192	6,016
Other Assets	7,183	6,464
Prepaid Expenses and Other Assets	$50,711	$48,481
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
Goodwill
Goodwill represents the excess of the purchase price paid over the fair value of the identifiable net tangible and intangible assets acquired in connection with business acquisitions. Progressive Leasing and Four are the only reporting units with goodwill. Impairment occurs when the reporting unit's carrying value exceeds its fair value. The Company's goodwill is not amortized but is subject to an impairment test at the reporting unit level annually as of October 1 and more frequently if events or circumstances indicate that an impairment may have occurred. Factors which could necessitate an interim impairment assessment include a sustained decline in the Company's stock price, prolonged negative industry or economic trends and significant underperformance relative to historical results, projected future operating results, or the Company failing to successfully execute on one or more elements of Progressive Leasing and/or Four's strategic plans.

PROG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
During the third quarter of 2022, the Company engaged the assistance of a third-party valuation firm to perform the interim goodwill impairment test for the Four reporting unit. This included an assessment of the Four reporting unit's fair value relative to the carrying value that was derived using a market approach. The market approach, which includes the guideline public company method, utilized pricing multiples derived from an analysis of other publicly traded companies that operate in the BNPL industry. We believe the comparable companies we evaluate as marketplace participants serve as an appropriate reference when calculating fair value because those companies have similar risks, participate in similar markets, provide similar products and services for their customers and compete with Four directly. The Company determined the Four goodwill was partially impaired and recorded a $10.2 million impairment of goodwill during the third quarter of 2022. The remaining carrying value of the Four reporting unit was $7.3 million, which approximated its fair value as of October 1, 2022. Additional goodwill impairment charges may occur in future periods if the Company fails to execute on one or more elements of Four's strategic plan, Four's actual or projected results are unfavorable compared to the current forecasted operating results, and/or there are further declines in the BNPL peer market multiples.
The Company completed qualitative assessments for its annual goodwill impairment test for both Progressive Leasing and Four as of October 1, 2023. The qualitative assessments did not present any indicators of impairment and the Company concluded that no impairment had occurred. The Company determined that there were no events that occurred or circumstances that changed during the fourth quarter of 2023 that would more likely than not reduce the fair value of Progressive Leasing or Four below their carrying amounts.
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
Indefinite-lived intangible assets are not amortized but are subject to an impairment test annually and when events or circumstances indicate that impairment may have occurred. The Company performs the impairment test for its indefinite-lived intangible assets on October 1 in conjunction with its annual goodwill impairment test. The Company completed its indefinite-lived intangible asset impairment test as of October 1, 2023 and concluded that no impairment had occurred.
Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consist of the following:

	December 31,
(In Thousands)	2023	2022
Accounts Payable	$20,237	$14,386
Accrued Salaries and Benefits	27,256	21,366
Accrued Sales and Personal Property Taxes	11,684	13,517
Income Taxes Payable	1,153	1,287
Uncertain Tax Positions[1]	54,995	51,110
Accrued Vendor Rebates	11,446	9,320
Other Accrued Expenses and Liabilities	24,488	24,039
Accounts Payable and Accrued Expenses	$151,259	$135,025
1 The uncertain tax positions as of December 31, 2023 and 2022 are primarily related to the Company's tax treatment of the $175.0 million settlement payment made in 2020 to the FTC as discussed in Note 9.

PROG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Cybersecurity Incident
As previously disclosed by the Company on September 21, 2023, Progressive Leasing experienced a cybersecurity incident affecting certain data and IT systems of Progressive Leasing. Promptly after detecting the incident, the Company engaged third-party cybersecurity experts and took immediate steps to respond to, remediate and investigate the incident. Law enforcement was also notified. Based on the Company's investigation, the Company determined that the data involved in the incident contained a substantial amount of personally identifiable information, including social security numbers, of Progressive Leasing's customers and other individuals. With the assistance of our cybersecurity experts, the Company located the Progressive Leasing customers and other individuals whose information was impacted and notified them, consistent with state and federal requirements. The Company also took a number of additional measures to demonstrate its continued support and commitment to data privacy and protection. The investigation is nearly complete and the Company believes it has a full view of the compromised data.
During the year ended December 31, 2023, the Company incurred $2.8 million for actual and anticipated costs related to the cybersecurity incident. These costs related primarily to third-party legal and consulting services and credit monitoring services for Progressive Leasing's customers and employees that were impacted and are included within professional services expense as a component of operating expenses in the consolidated statements of earnings. At December 31, 2023, the Company had $0.9 million accrued for costs related to the cybersecurity incident, which are included in accounts payable and accrued expenses in the consolidated balance sheets.
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
The Company measures a liability related to its non-qualified deferred compensation plan, which represents benefits accrued for plan participants and is valued at the quoted market prices of the participants' investment elections, at fair value on a recurring basis. The Company maintains certain financial assets and liabilities that are not measured at fair value but for which fair value is disclosed.
The fair values of the Company's other current financial assets and liabilities, including cash and cash equivalents, accounts receivable and accounts payable, approximate their carrying values due to their short-term nature.

PROG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Recent Accounting Pronouncements
Adopted
In March 2022, the FASB issued ASU 2022-02, Financial Instruments - Credit Losses, Troubled Debt Restructurings and Vintage Disclosures. ASU 2022-04 eliminates the accounting guidance for troubled debt restructurings by creditors while enhancing disclosure requirements for certain restructurings by creditors when a borrower is experiencing financial difficulty. In addition, the amendments require disclosure of current period gross write-offs for financing receivables by year of origination in the vintage disclosures. ASU 2022-02 is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years for entities. The Company has elected to early adopt this standard for the year ended December 31, 2022. The adoption of this update did not have a material impact to the financial statements; however, the Company enhanced its vintage disclosure to include the current period gross write-offs by year of origination within Note 6.
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform: Facilitation of the Effects of Reference Rate Reform on Financial Reporting ("ASU 2020-04"). The standard provides temporary guidance to ease the potential burden in accounting for reference rate reform primarily resulting from the discontinuation of the London Interbank Overnight Rate ("LIBOR") or another reference rate expected to be discontinued. Entities may apply the provisions of the new standard as of the beginning of the reporting period when the election is made. The provisions of this update have been extended to December 31, 2024, when the reference rate replacement activity is expected to have been completed. The amendments in ASU 2020-04 are elective and apply to all entities that have contracts referencing LIBOR. The new guidance provides an expedient which simplifies accounting analyses under current U.S. GAAP for contract modifications if the change is directly related to a change from LIBOR to a new interest rate index. The Company amended the Revolving Facility agreement to change the reference rate from LIBOR to the Secured Overnight Financing Rate ("SOFR") during 2023. There were no other changes to key terms of the Revolving Facility agreement and the legal expenses incurred in connection with the amendment were immaterial.
NOTE 2. ACQUISITION
On June 25, 2021, the Company acquired 100% of the capital stock of Four for a purchase price of $22.7 million in cash, inclusive of cash acquired.
Four is an innovative BNPL company that allows shoppers to pay for merchandise through four interest-free installments. Four's proprietary platform capabilities and its base of customers and retailers expand PROG Holdings' ecosystem of financial technology offerings by introducing a payment solution that further diversifies the Company's consumer financial technology offerings. Shoppers use Four to purchase furniture, clothing, electronics, health and beauty, footwear, jewelry, and other consumer goods from retailers across the United States.
The amounts of revenue and loss before income taxes of Four are included in the Company's consolidated statements of earnings from the date of acquisition. Four generated revenues of $5.7 million and losses before income taxes of $14.4 million during the year ended December 31, 2023, and revenues of $3.1 million and losses before income taxes of $24.4 million during the year ended December 31, 2022. Four's results of operations were not material to the Company's 2021 consolidated financial results.

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

PROG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 3: GOODWILL AND INTANGIBLE ASSETS
Indefinite-Lived Intangible Assets
The following table summarizes information related to indefinite-lived intangible assets at December 31:

	December 31,
(In Thousands)	2023	2022
Trade Name	$53,000	$53,000
Goodwill	296,061	296,061
Indefinite-lived Intangible Assets	$349,061	$349,061
The following table provides information related to the carrying amount of the Company's goodwill by reporting unit:

(In Thousands)	Progressive Leasing	Four	Total
Balance at January 1, 2022	$288,801	$17,411	$306,212
Impairment of Goodwill[1]	—	(10,151)	(10,151)
Balance at December 31, 2022	288,801	7,260	296,061
Changes to Goodwill	—	—	—
Balance at December 31, 2023	$288,801	$7,260	$296,061
1 As of September 30, 2022, the Company determined the Four goodwill was partially impaired and recorded an impairment of goodwill of $10.2 million during the third quarter of 2022. For further details regarding the impairment, see Note 1.
Definite-Lived Intangible Assets
The following table summarizes information related to definite-lived intangible assets at December 31:

	2023			2022
(In Thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Acquired Internal-Use Software	$14,000	$(14,000)	$—	$14,000	$(14,000)	$—
Technology	72,550	(68,662)	3,888	72,550	(61,262)	11,288
Merchant Relationships	181,586	(147,104)	34,482	181,586	(131,874)	49,712
Other Intangibles[1]	587	(293)	294	587	(176)	411
Total	$268,723	$(230,059)	$38,664	$268,723	$(207,312)	$61,411
1 Other intangibles consists of the Four trade name.
Total amortization expense of definite-lived intangible assets included in operating expenses in the accompanying consolidated statements of earnings was $22.7 million, $22.9 million and $22.3 million during the years ended December 31, 2023, 2022 and 2021, respectively. As of December 31, 2023, estimated future amortization expense for the next five years related to definite-lived intangible assets is as follows:

(In Thousands)
2024	$17,889
2025	16,001
2026	4,774
2027	—
2028	—

PROG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 4: FAIR VALUE MEASUREMENT
Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table summarizes financial liabilities measured at fair value on a recurring basis:

	December 31, 2023			December 31, 2022
(In Thousands)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Deferred Compensation Liability	$—	$2,487	$—	$—	$2,185	$—
The Company maintains the PROG Holdings, Inc. Deferred Compensation Plan as described in Note 15 to these consolidated financial statements, which is an unfunded, nonqualified deferred compensation plan for a select group of management, highly compensated employees and non-employee directors. The liability is recorded in accounts payable and accrued expenses in the consolidated balance sheets. The liability represents benefits accrued for plan participants and is valued at the quoted market prices of the participants’ investment elections, which consist of equity and debt "mirror" funds. As such, the Company has classified the deferred compensation liability as a Level 2 liability.
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
On November 26, 2021, the Company entered into an indenture in connection with its offering of $600 million aggregate principal amount of its Senior Notes due 2029. The Senior Notes are carried at amortized cost in the consolidated balance sheets and are measured at fair value for disclosure purposes. The fair value of the Senior Notes was estimated based on quoted market prices in less active markets and has been classified as Level 2 in the fair value hierarchy.
The following table summarizes the fair value of the Company's debt and the loans receivable held by Vive and Four:

	December 31, 2023			December 31, 2022
(In Thousands)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Senior Notes	$—	$559,500	$—	$—	$481,320	$—
Loans Receivable, Net	$—	$—	$148,466	$—	$—	$165,690
NOTE 5: PROPERTY AND EQUIPMENT
The following is a summary of the Company's property and equipment:

	December 31,
(In Thousands)	2023	2022
Leasehold Improvements	$10,910	$10,910
Fixtures, Equipment and Vehicles	33,771	32,722
Internal-Use Software	39,792	31,163
Internal-Use Software - In Development	1,057	1,868
Property and Equipment, Gross	85,530	76,663
Less: Accumulated Depreciation and Amortization[1]	(61,426)	(52,811)
Property and Equipment, Net	$24,104	$23,852
1Accumulated amortization of internal-use software development costs amounted to $23.1 million and $17.8 million as of December 31, 2023 and 2022, respectively.

PROG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 6: LOANS RECEIVABLE
The following is a summary of the Company's loans receivable, net:

	December 31,
(In Thousands)	2023	2022
Loans Receivable, Gross	$176,845	$184,601
Unamortized Fees	(9,402)	(11,207)
Loans Receivable, Amortized Cost	167,443	173,394
Allowance for Loan Losses	(40,620)	(42,428)
Loans Receivable, Net of Allowances and Unamortized Fees[1]	$126,823	$130,966
1 Loans Receivable, Net of Allowances and Unamortized Fees attributable to Four was $13.9 million and $5.3 million as of December 31, 2023 and 2022, respectively.
The table below presents credit quality indicators of the amortized cost of the Company's loans receivable by origination year:

As of December 31, 2023 (In Thousands)	2023	2022 and Prior	Revolving Loans	Total
FICO Score Category:
600 or Less	$—	$—	$10,909	$10,909
Between 600 and 700	—	—	120,860	120,860
700 or Greater	—	—	17,919	17,919
No Score Identified	17,755	—	—	17,755
Total Amortized Cost	$17,755	$—	$149,688	$167,443

Gross Charge-offs by Origination Year for the Year Ended December 31, 2023	$2,188	$2,449	$43,569	$48,206
Included in the table below is an aging of the loans receivable, gross balance:

(Dollar Amounts in Thousands)	December 31,
Aging Category	2023	2022
30-59 Days Past Due	7.3%	6.6%
60-89 Days Past Due	3.8%	3.5%
90 or More Days Past Due	5.4%	5.1%
Past Due Loans Receivable	16.5%	15.2%
Current Loans Receivable	83.5%	84.8%
Balance of Credit Card Loans on Nonaccrual Status	$4,482	$4,436
Balance of Loans Receivable 90 or More Days Past Due and Still Accruing Interest and Fees	$—	$—
The table below presents the components of the allowance for loan losses:

	Year Ended December 31,
(In Thousands)	2023	2022
Beginning Balance	$42,428	$40,789
Provision for Loan Losses	40,757	41,232
Charge-offs	(48,206)	(43,979)
Recoveries	5,641	4,386
Ending Balance	$40,620	$42,428

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
Lessee Information
As a lessee, the Company leases management and information technology space for corporate functions under operating leases expiring at various times through 2027. To the extent that a leased property is vacated prior to the termination of the lease, the Company may sublease these spaces to third parties. The Company also leases space for its hub facilities and information technology equipment under operating leases. During 2022, the Company also had operating leases for some of its vehicles. For all of its leases in which the Company is a lessee, the Company has elected to include both the lease and non-lease components as a single component and account for it as a lease. The Company did not have any obligations under finance leases for any of the periods presented within the consolidated financial statements.
Operating lease costs are recorded on a straight-line basis within operating expenses in the consolidated statements of earnings. The Company did not have any subleases in which it remained as the primary obligor during 2023 or 2022 and currently does not anticipate receiving any future sublease receipts. The Company's total operating lease cost is comprised of the following:

	Year Ended December 31,
(In Thousands)	2023	2022
Operating Lease cost:
Operating Lease cost classified within Operating Expenses[1]	$3,178	$4,239
Total Operating Lease cost:	$3,178	$4,239
1 Short-term and variable lease expenses were not significant during the years ended December 31, 2023 and 2022. Short-term lease expense is defined as leases with a lease term of greater than one month, but not greater than 12 months.
Additional information regarding the Company's leasing activities as a lessee is as follows:

	Year Ended December 31,
(In Thousands)	2023	2022
Cash Paid for amounts included in measurement of Lease Liabilities:
Operating Cash Flows for Operating Leases	$5,847	$5,913
Total Cash paid for amounts included in measurement of Lease Liabilities	5,847	5,913
Right-of-Use Assets obtained in exchange for new Operating Lease Liabilities	—	711
Supplemental balance sheet information related to leases is as follows:

		December 31,
(In Thousands)	Balance Sheet Classification	2023	2022
Assets
Total Lease Assets[1]	Operating Lease Right-of-Use Assets	$9,271	$11,875
Liabilities
Total Lease Liabilities	Operating Lease Liabilities	$15,849	$21,122
1 Operating lease right-of-use assets as of December 31, 2022 reflects impairment charges of $2.9 million that were recorded as part of the restructuring activities initiated during 2022. For further details related to the restructuring activities, see Note 11.
Many of the Company's real estate leases contain renewal options for additional periods ranging from three to five years. The Company currently does not have any real estate leases in which it considers the renewal options to be reasonably certain of exercise, as the Company's leases contain contractual renewal rental rates that are considered to be in line with market rental rates and there are not significant economic penalties or business disruptions incurred by not exercising any renewal options. In January 2024, the Company announced that it had taken several restructuring actions, including the planned reduction of its office space in Utah and Arizona. During the first quarter of 2024, the Company will reduce its office space in Utah by 50% and completely vacate the office space in Arizona.

PROG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company uses its incremental borrowing rate as the discount rate for its leases, as the implicit rate in the lease is not readily determinable. Below is a summary of the weighted-average discount rate and weighted-average remaining lease term for the Company's operating leases:

	December 31,
	2023		2022
	Weighted Average Discount Rate	Weighted Average Remaining Lease Term (in years)	Weighted Average Discount Rate	Weighted Average Remaining Lease Term (in years)
Operating Leases	3.5%	3.1	3.4%	3.9
Under the short-term lease exception provided within ASC 842, the Company does not record a lease liability or right-of-use asset for any leases that have a lease term of 12 months or less at commencement. Below is a summary of undiscounted operating lease liabilities that have initial terms in excess of one year as of December 31, 2023. The table also includes a reconciliation of the future undiscounted cash flows to the present value of operating lease liabilities included in the consolidated balance sheets.

(In Thousands)	Total
2024	$5,675
2025	4,513
2026	3,911
2027	2,672
2028	—
Thereafter	—
Total Undiscounted Cash Flows	16,771
Less: Interest	(922)
Present Value of Lease Liabilities	$15,849
NOTE 8: INDEBTEDNESS
Below is a summary of the Company's debt, net of applicable unamortized debt issuance costs:

	December 31,
(In Thousands)	2023	2022
Senior Unsecured Notes, 6.000%, due November 2029	$600,000	$600,000
Revolving Facility Outstanding[1]	—	—
Less: Unamortized Debt Issuance Costs	(7,735)	(9,034)
Total Debt, Net of Unamortized Debt Issuance Costs	$592,265	$590,966
1 Unamortized debt issuance costs related to the Revolving Facility were $0.9 million and $1.3 million as of December 31, 2023 and 2022, respectively. These amounts were included within prepaid expenses in the consolidated balance sheets.
Senior Unsecured Notes
On November 26, 2021, the Company entered into an indenture with the guarantors party thereto and U.S. Bank National Association, as trustee, in connection with the Company's offering of $600 million aggregate principal amount of its 6.00% senior unsecured notes due 2029. The Senior Notes were issued at 100.0% of their par value. The Senior Notes are general unsecured obligations of the Company and are guaranteed by certain of the Company's existing and future domestic subsidiaries.
The Senior Notes bear an annual interest rate of 6.00% and interest payments are payable semi-annually on May 15 and November 15 of each year, which commenced on May 15, 2022. The Senior Notes will mature on November 15, 2029.
The net proceeds from the Senior Notes were used to fund the purchase price, and related fees and expenses, of the Company's tender offer to purchase $425 million of the Company's common stock in 2021 as discussed in Note 12. The remaining proceeds were used for additional share repurchases during the year ended December 31, 2022.

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
Upon the occurrence of a Change of Control (as defined in the indenture), each holder has the right to require the Company to offer to repurchase all or any part of such holder's Senior Notes at a purchase price equal to 101% of the principal amount thereof, plus accrued and unpaid interest, if any, to, but excluding, the repurchase date. The Company is not required to make mandatory sinking fund payments with respect to the Senior Notes.
Revolving Facility
On November 24, 2020, the Company entered into a credit agreement with a consortium of lenders providing for a $350 million senior unsecured revolving credit facility (the "Revolving Facility"), under which revolving borrowings became available at the completion of the separation and distribution transaction, and under which all borrowings and commitments will mature or terminate on November 24, 2025. The Company expects that the Revolving Facility will be used to provide for working capital and capital expenditures, to finance future permitted acquisitions, and for other general corporate purposes. The Company incurred $2.2 million of lender and legal fees related to the Revolving Facility, which were recorded within prepaid expenses and other assets in the consolidated balance sheets and will be deferred and amortized through the maturity date. The Company had no outstanding borrowings under the Revolving Facility as of December 31, 2023.
The Company is a guarantor of the Revolving Facility with Progressive Finance Holdings, LLC, a wholly-owned subsidiary of the Company, as borrower. The Revolving Facility includes (i) a $20.0 million sublimit for the issuance of letters of credit on customary terms and (ii) a $25.0 million sublimit for swingline loans on customary terms. The Company will have the right from time to time to request to increase the size of the Revolving Facility or add certain incremental revolving or term loan facilities (the "Incremental Facilities") in minimum amounts to be agreed upon. The aggregate principal amount of all such Incremental Facilities may not exceed $300.0 million. During 2023, the Company amended the Revolving Facility agreement to change the reference rate from LIBOR to SOFR. There were no other changes to key terms of the Revolving Facility agreement and the legal expenses incurred in connection with the amendment were immaterial. Borrowings under the Revolving Facility bear interest at a rate per annum equal to, at our option, (i) SOFR plus a margin within the range of 1.50% to 2.50% for revolving loans, based on total leverage, or (ii) the base rate plus the applicable margin, which will be 1.00% lower than the applicable margin for SOFR loans.
The Company pays a commitment fee on unused balances, which ranges from 0.20% to 0.35% as determined by the Company's ratio of total net debt to EBITDA as defined by the Revolving Facility. As of December 31, 2023, the amount available under the Revolving Facility was $350 million.
Financial Covenants
The indenture discussed above contains various other covenants and obligations to which the Company and its subsidiaries are subject to while the Senior Notes are outstanding. The covenants in the indenture may limit the extent to which, or the ability of the Company and its subsidiaries to, among other things: (i) incur additional debt and guarantee debt; (ii) pay dividends or make other distributions or repurchase or redeem capital stock; (iii) prepay, redeem or repurchase certain debt; (iv) issue certain preferred stock or similar equity securities; (v) make loans and investments; (vi) sell assets; (vii) incur liens; (viii) enter into transactions with affiliates; (ix) enter into agreements restricting the ability of the Company's subsidiaries to pay dividends; and (x) consolidate, merge or sell all or substantially all of the Company's assets. The indenture also contains customary events of default for transactions of this type and amount.

PROG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Revolving Facility discussed above contains financial covenants, which include requirements that the Company maintain ratios of (i) total net debt to EBITDA as defined by the Revolving Facility of no more than 2.50:1.00 and (ii) consolidated interest coverage of no less than 3.00:1.00. The Company will be in default under the Revolving Facility agreement if it fails to comply with these covenants, and all borrowings outstanding may become due immediately. Additionally, under the Revolving Facility agreement, if the total net debt to EBITDA as defined by the Revolving Facility agreement exceeds 1.25, the revolver becomes fully secured for the remaining duration of the Revolving Facility term. During 2022, the Company exceeded the 1.25 total net debt to EBITDA ratio and the Revolving Facility became fully secured. Under the Revolving Facility, the Company may pay cash dividends in any year so long as, after giving pro forma effect to the dividend payment, the Company maintains compliance with its financial covenants and no event of default has occurred or would result from the payment.
At December 31, 2023, the Company was in compliance with all covenants related to its debt.
Below is a summary of future principal maturities due as of December 31, 2023:

(In Thousands)
2024	$—
2025	—
2026	—
2027	—
2028	—
Thereafter	600,000
Total	$600,000

PROG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 9: INCOME TAXES
The following is a summary of the Company's income tax expense:

	Year Ended December 31,
(In Thousands)	2023	2022	2021
Current Income Tax Expense:
Federal	$77,412	$46,579	$50,240
State	12,420	12,155	18,678
	89,832	58,734	68,918
Deferred Income Tax (Benefit) Expense:
Federal	(32,612)	(10,696)	16,852
State	163	1,497	(1,123)
	(32,449)	(9,199)	15,729
Income Tax Expense	$57,383	$49,535	$84,647
Significant components of the Company's deferred income tax liabilities and assets are as follows:

	December 31,
(In Thousands)	2023	2022
Deferred Income Tax Liabilities:
Property and Equipment	$103	$232
Goodwill and Other Intangibles	657	949
Investment in Partnership	131,002	161,499
Operating Lease Right-of-Use Assets	173	271
Total Deferred Income Tax Liabilities	131,935	162,951
Deferred Income Tax Assets:
Accrued Liabilities	9,769	10,420
Advance Payments	38	33
Operating Lease Liabilities	191	382
Other, Net	25,795	23,598
Total Deferred Income Tax Assets	35,793	34,433
Less: Valuation Allowance	(5,715)	(5,788)
Net Deferred Income Tax Liabilities	$101,857	$134,306

PROG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company's effective tax rate differs from the statutory United States Federal income tax rate as follows:

	Year Ended December 31,
	2023	2022	2021
Statutory Rate	21.0%	21.0%	21.0%
Increases (Decreases) in United States Federal Taxes
Resulting From:
State Income Taxes, Net of Federal Income Tax Benefit	4.9	5.0	3.8
Non-deductible Goodwill Impairment	—	1.4	—
Other Permanent Differences	0.3	0.6	—
Deferred Tax Adjustments	1.1	0.7	—
Valuation Allowance	—	2.2	—
Current Uncertain Tax Position Expense	1.9	2.2	0.7
Shortfall in Stock-based Compensation	0.4	1.0	—
Other, Net	(0.4)	(0.7)	0.3
Effective Tax Rate	29.2%	33.4%	25.8%
At December 31, 2023, the Company had $1.9 million of tax-effected state net operating loss carryforwards and $3.5 million of state tax credit carryforwards, which will both begin to expire in 2024 and 2025, respectively.
The Company files a federal consolidated income tax return in the United States, and the separate legal entities file in various states. With few exceptions, the Company is no longer subject to federal, state and local tax examinations by tax authorities for years before 2020.
Uncertain Tax Positions
The following table summarizes the activity related to the Company's uncertain tax positions:

	Year Ended December 31,
(In Thousands)	2023	2022	2021
Balance at January 1,	$46,407	$46,750	$2,748
Additions Based on Tax Positions Related to the Current Year	81	850	44,816
Additions for Tax Positions of Prior Years	—	—	21
Prior Year Reductions	—	—	(1)
Statute Expirations	(288)	(607)	(692)
Settlements	—	(586)	(142)
Balance at December 31,	$46,200	$46,407	$46,750
As of December 31, 2023 and 2022, uncertain tax positions (inclusive of accrued interest) were $55.0 million and $51.1 million, respectively, and are included within accounts payable and accrued expenses in the consolidated balance sheets. The increase is primarily driven by the Company's tax treatment of its settlement with the Federal Trade Commission ("FTC").
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
The $175.0 million settlement was finalized and paid to the FTC in 2020. Prior to filing the Company's 2020 income tax return, it was determined there is a reasonable basis for deducting the settlement amount on the return. However, the tax position does not meet the more-likely-than-not recognition standard and no tax benefit has been recognized in the current period. As a result, the Company has reclassified $44.7 million from taxes payable, previously recognized in December 2019, to an uncertain tax position as of September 30, 2021. Additionally, the Company has recognized the accrued interest related to the uncertain tax position as a component of income tax expense in accordance with the Company's accounting policy. As of December 31, 2023 and 2022, the amount of accrued interest related to the FTC settlement was $8.6 million and $4.5 million, respectively. The Company believes, due to the statute of limitations expiration, it is reasonably possible the uncertain tax position related to the FTC settlement, including the accrued interest, could be released within the next 12 months.

PROG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2023 and 2022, the amount of uncertain tax benefits that, if recognized, would affect the effective tax rate is $51.2 million and $48.1 million, respectively, including interest and penalties.
During the years ended December 31, 2023, 2022 and 2021 the Company recognized a net expense of $4.1 million, $3.0 million, and $1.5 million respectively, related to penalties and interest. The Company had $8.8 million and $4.7 million of accrued interest and penalties at December 31, 2023 and 2022, respectively. The Company recognizes potential interest and penalties related to uncertain tax benefits as a component of income tax expense.
NOTE 10: COMMITMENTS AND CONTINGENCIES
Legal Proceedings
From time to time, the Company is party to various legal and regulatory proceedings arising in the ordinary course of business.
Some of the proceedings to which the Company is currently a party are described below. The Company believes it has meritorious defenses to all of the claims described below, and intends to vigorously defend against the claims. However, these proceedings are still developing and due to the inherent uncertainty in litigation, regulatory and similar adversarial proceedings, there can be no guarantee that the Company will ultimately be successful in these proceedings, or in others to which it is currently a party. Substantial losses from these proceedings or the costs of defending them could have a material adverse impact upon the Company's business, financial position and results of operations.
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
At December 31, 2023 and 2022, the Company had accrued $1.2 million and $0.6 million, respectively for pending legal and regulatory matters for which it believes losses are probable and the amount of the loss can be reasonably estimated. The Company records its best estimate of the loss to legal and regulatory liabilities in accounts payable and accrued expenses in the consolidated balance sheets. The Company estimates the aggregate range of reasonably possible loss in excess of accrued liabilities for such probable loss contingencies is immaterial. Those matters for which a probable loss cannot be reasonably estimated are not included within the estimated ranges.
At December 31, 2023, the Company estimated that the aggregate range of loss for all material pending legal and regulatory proceedings for which a loss is reasonably possible, but less likely than probable (i.e., excluding the contingencies described in the preceding paragraph), is immaterial. Those matters for which a reasonable estimate is not possible are not included within estimated ranges and, therefore, the estimated ranges do not represent the Company's maximum loss exposure. The Company's estimates for legal and regulatory accruals, aggregate probable loss amounts and reasonably possible loss amounts are all subject to the uncertainties and variables described above.
Regulatory Inquiries
In January 2021, the Company, along with other lease-to-own companies, received a subpoena from the California Department of Financial Protection and Innovation (the "DFPI") requesting the production of documents regarding the Company's compliance with state consumer protection laws, including new legislation that went into effect on January 1, 2021. Although the Company believes it is in compliance with all applicable consumer financial laws and regulations in California, this inquiry may lead to an enforcement action and/or a consent order, and substantial costs, including legal fees, fines, penalties, and remediation expenses. While the Company intends to preserve defenses surrounding the jurisdiction of DFPI in this matter, it has fully cooperated, and anticipates continuing to cooperate, with the DFPI in responding to its inquiry.

PROG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Litigation Matters
On August 25, 2022, the Pennsylvania Attorney General filed a complaint against Progressive Leasing in the Philadelphia County Court of Common Pleas alleging, among other things, that Progressive Leasing was operating in the Commonwealth of Pennsylvania in violation of the Pennsylvania Rental Purchase Agreement Act by failing to disclose certain terms and conditions of rent-to-own ("RTO") transactions on "hang tags" physically attached to RTO merchandise. Although Progressive Leasing believed the Pennsylvania Attorney General's claims were without merit, it entered into a settlement agreement with the Attorney General in January 2024, pursuant to which the Attorney General agreed to release its claims against Progressive Leasing. The court where that lawsuit was pending approved the settlement on January 26, 2024 resulting in a $1.0 million settlement. At December 31, 2023, the Company had accrued $1.0 million for the lawsuit within accounts payable and accrued expenses in the consolidated balance sheet.
As previously disclosed by the Company on September 21, 2023, Progressive Leasing experienced a cybersecurity incident affecting certain data and IT systems of Progressive Leasing. Promptly after detecting the incident, the Company engaged third-party cybersecurity experts and took immediate steps to respond to, remediate and investigate the incident. Law enforcement was also notified. Based on the Company's investigation, the Company determined that the data involved in the incident contained a substantial amount of personally identifiable information, including social security numbers, of Progressive Leasing's customers and other individuals. With the assistance of our cybersecurity experts, the Company located the Progressive Leasing customers and other individuals whose information was impacted and notified them, consistent with state and federal requirements. The Company also took a number of additional measures to demonstrate its continued support and commitment to data privacy and protection. The investigation is nearly complete and the Company believes it has a full view of the compromised data.
As a result of the cybersecurity incident, Progressive Leasing has become subject to multiple lawsuits which allege, among other things, the incurrence of various types of damages arising out of the incident. As of the date of this Form 10-K, all but one of these lawsuits have been consolidated into a single action in the United States District Court for the District of Utah (the "District Court"). We believe the remaining unconsolidated lawsuit will be consolidated soon, and a consolidated complaint is expected to be filed against Progressive Leasing in the District Court in March or April of 2024.
Progressive Leasing believes the allegations made in this lawsuit are without merit and intends to vigorously defend itself against the lawsuit; however, at this time, the Company is unable to determine or predict the outcome of this lawsuit or reasonably provide an estimate or range of the possible losses, if any. The Company also maintains cybersecurity insurance coverage, subject to a $1.0 million retention, to limit the exposure to losses such as those related to the cybersecurity incident and lawsuits stemming therefrom; however, there can be no assurance that such insurance coverage will be adequate to cover all of the losses, costs and expenses related thereto or that the insurers will agree to cover such losses, costs and expenses.
Other Contingencies
At December 31, 2023, the Company had non-cancelable commitments primarily related to certain consulting and information technology services agreements, software licenses, hardware and software maintenance, and minimum contractually required customer loan amounts that were originated through and to be acquired from Vive's third-party federally insured banks of $36.2 million. Payments under these commitments are scheduled to be $20.0 million in 2024, $10.3 million in 2025, $3.1 million in 2026, $1.8 million in 2027, and $1.0 million in 2028, with no amounts committed thereafter.
Management regularly assesses the Company's insurance deductibles, monitors the Company's litigation and regulatory exposure with the Company's attorneys and evaluates its loss experience. The Company also enters into various contracts in the normal course of business that may subject it to risk of financial loss if counterparties fail to perform their contractual obligations.
Off-Balance Sheet Risk
The Company, through its Vive segment, had unconditionally cancellable unfunded lending commitments totaling $523.9 million and $513.7 million as of December 31, 2023 and 2022, respectively, that do not give rise to revenues and cash flows. These unfunded commitments arise in the ordinary course of business from credit card agreements with individual cardholders that give them the ability to borrow, against unused amounts, up to the maximum credit limit assigned to their account. While these unfunded amounts represent the total available unused lines of credit, the Company does not anticipate that all cardholders will utilize their entire available line at any given point in time. Commitments to extend unsecured credit are agreements to lend to a cardholder so long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

PROG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 11. RESTRUCTURING EXPENSES
During 2022, the Company initiated restructuring activities intended to reduce expenses, consolidate certain segment corporate headquarters, and align the cost structure of the business with the Company's near-term revenue outlook. The Company continued such activities during 2023 and recorded restructuring expenses of $12.5 million for the year ended December 31, 2023, resulting in aggregate expenses of $21.5 million since the inception of the restructuring activities in 2022. These costs were primarily comprised of early contract termination costs related to certain independent sales agreements, employee severance within Progressive Leasing, and operating lease right-of-use asset impairment charges related to the relocation of the Vive corporate headquarters to the Company's corporate office building and a reduction of management and information technology office space.
The following tables summarize restructuring charges recorded within operating expenses in the consolidated statements of earnings for the years ended ended December 31, 2023 and 2022:

	Year Ended December 31, 2023				Year Ended December 31, 2022
(In Thousands)	Progressive Leasing	Vive	Other	Total	Progressive Leasing	Vive	Other	Total
Severance	$2,958	$—	$—	$2,958	$5,611	$—	$—	$5,611
Right-of-Use Asset Impairment	—	—	—	—	2,285	655	—	2,940
Property and Equipment Impairment	—	—	—	—	309	3	—	312
Other Restructuring Activities[1]	9,575	—	—	9,575	138	—	—	138
Total Restructuring Expenses	$12,533	$—	$—	$12,533	$8,343	$658	$—	$9,001
1 Other Restructuring Activities for the year ended December 31, 2023 are primarily early contract termination costs related to certain independent sales agreements.
The following table summarizes the accrual and payment activity related to the restructuring program for the years ended December 31, 2023 and 2022:

(In Thousands)	Severance	Other Restructuring Activities	Total
Balance at December 31, 2021	$—	$—	$—
Charges	5,611	138	5,749
Cash Payments	(2,550)	(96)	(2,646)
Balance at December 31, 2022	3,061	42	3,103
Charges	2,958	9,575	12,533
Cash Payments	(3,344)	(7,117)	(10,461)
Balance at December 31, 2023	$2,675	$2,500	$5,175
On January 25, 2024, the Company announced that it had taken several restructuring actions that are expected to result in annual pre-tax savings. In connection with these actions, the Company estimates that it will incur approximately $18 to $21 million of restructuring charges, substantially all of which are expected to be incurred by the end of the first quarter of 2024. These estimated charges consist primarily of costs related to the early termination of an independent sales agent agreement, office space reduction and consolidation, and one-time severance payments and other termination benefits involving a reduction in Progressive Leasing's workforce. In connection with the cost reduction initiatives, the Company expects that substantially all charges will be cash expenditures.
The estimated charges that the Company expects to incur are subject to a number of assumptions, and actual amounts may differ materially from such estimates. The Company may also incur additional charges not currently contemplated due to unanticipated events that may occur, including potential costs incurred in connection with the implementation of the cost reduction initiatives.

PROG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company will continue to monitor the impacts of changes in macroeconomic conditions on its businesses and may take additional steps to further adjust the Company's cost structure based on unfavorable changes in these conditions, which may result in further restructuring charges in future periods.
NOTE 12: SHAREHOLDERS' EQUITY
At December 31, 2023, the Company held 38,404,527 shares in its treasury and had the authority to purchase additional shares up to its remaining authorization limit of $197.7 million. On February 21, 2024, the Company's Board of Directors reauthorized the repurchase of Company common stock at an aggregate purchase price of up to $500 million under the Company's existing share repurchase program, with such reauthorized share repurchase program to be extended for a period of three years from February 21, 2024, or until the $500 million aggregate purchase price of Company common stock purchased pursuant to the reauthorized share repurchase program has been met, whichever occurs first.
In 2023, the Company repurchased 4,691,274 shares of its common stock for $139.6 million. That amount does not include any excise tax that may be assessed on those repurchases. During 2022, the Company repurchased 8,720,223 shares of its common stock for $223.6 million.
On February 21, 2024, the Company's Board of Directors declared a quarterly cash dividend of $0.12 per share of outstanding Company common stock, payable on March 28, 2024 to shareholders of record at the close of business on March 14, 2024. The future declaration and payment of dividends to holders of our common stock may be limited by the provisions of Georgia law, among other considerations. The future payment of dividends, if permitted, will be at the sole discretion of our Board of Directors and will depend on many factors, including our earnings, financial condition, and other considerations that our Board of Directors deems relevant.
The holders of common stock are entitled to receive dividends and other distributions in cash or stock of the Company as and when declared by the Company's Board of Directors out of legally available funds. Certain unvested time-based restricted stock awards entitle participants to vote and accrue dividends during the vesting period. As of December 31, 2023, the Company had issued approximately 63,000 unvested restricted stock awards that contain voting rights but are not presented as outstanding in the consolidated balance sheets.
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
The Company has 1,000,000 shares of preferred stock authorized. The shares are issuable in series with terms for each series fixed by, and such issuance subject to approval by, the Board of Directors. As of December 31, 2023, no preferred shares have been issued.
NOTE 13: STOCK-BASED COMPENSATION
Description of Plans
The Company grants stock options, RSUs, RSAs and PSUs to certain employees and directors of the Company under the 2015 Equity and Incentive Award Plan, and previously did so under the 2001 Stock Option and Incentive Award Plan (the "2015 Plan" and "2001 Plan"). The 2001 Plan was originally approved by the Company's shareholders in May 2001 and was amended and restated with shareholder approval in May 2009 and discontinued with the approval of the 2015 Plan on May 6, 2015. The 2015 Plan was subsequently amended and restated with shareholder approval in February 2019. In May 2021, the 2015 Plan was amended, with shareholder approval, to increase the number of shares of common stock authorized for issuance under the 2015 Plan from 8,000,000 shares to 10,980,000 shares. Beginning in 2015, as part of the Company's long-term incentive compensation program ("LTIP Plan") and pursuant to the Company's 2001 Plan and 2015 Plan, the Company granted a mix of stock options, time-based restricted stock and performance share units to key executives and managers and also granted time-based restricted stock units to directors of the Company. As of December 31, 2023, the aggregate number of common stock shares that may be issued or transferred under the 2015 Plan is 4,039,103.

PROG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Stock-based Compensation Expense
The Company has elected a policy to estimate forfeitures in determining the amount of stock compensation expense. Total stock-based compensation expense was $24.9 million, $17.5 million and $21.3 million for the years ended December 31, 2023, 2022 and 2021, respectively.
The total income tax benefit recognized in the consolidated statements of earnings for stock-based compensation arrangements was $6.2 million, $5.9 million and $5.5 million in the years ended December 31, 2023, 2022 and 2021, respectively. Deficits of recognized compensation costs in excess of tax deductions were $0.4 million and $1.7 million for the years ended December 31, 2023 and 2022, respectively. Benefits of tax deductions in excess of recognized compensation cost was $0.2 million for the year ended December 31, 2021. Deficits and benefits related to tax deductions for compensation cost are included in operating cash flows and as a component of income tax expense in the consolidated statements of earnings.
As of December 31, 2023, there was $24.0 million of total unrecognized compensation expense related to non-vested stock-based compensation of directors and employees of PROG Holdings, which is expected to be recognized over an average period of 1.26 years.
Stock Options
Under the Company's 2001 Plan, options granted become exercisable after a period of one to five years and unexercised options lapse 10 years after the date of grant. Under the Company's 2015 Plan, options granted to date become exercisable after a period of one to three years and unexercised options lapse 10 years after the date of the grant. Unvested options are subject to forfeiture upon termination of service for both plans. The Company recognizes compensation expense for options that have a graded vesting schedule on a straight-line basis over the requisite service period. Shares are issued from the Company's treasury shares upon share option exercises.
The Company determines the fair value of stock options on the grant date using a Black-Scholes-Merton option pricing model that incorporates expected volatility, expected option life, risk-free interest rates and expected dividend yields. The expected volatility is based on implied volatilities from traded options on the Company's stock and the historical volatility of the Company's common stock subsequent to the separation and distribution of The Aaron's Company in combination with the volatility of the Company's comparable peer group prior to the separation and distribution for the most recent period generally commensurate with the expected estimated life of each respective grant. The expected lives of options are based on the Company's historical option exercise experience. The Company believes that the historical experience method is the best estimate of future exercise patterns. The risk-free interest rates are determined using the implied yield available for zero-coupon United States government issues with a remaining term equal to the expected life of the grant. The expected dividend yields are based on the approved annual dividend rate in effect and the market price of the underlying common stock at the time of grant. Beginning in 2021, the annual dividend rate is assumed to be zero, and no assumption for a future dividend rate has been included, as the Company did not anticipate paying any dividends at the time of grant.
The Company granted 208,000, 264,000 and 150,000 stock options during the years ended December 31, 2023, 2022 and 2021, respectively. The weighted-average fair value of options granted and the weighted-average assumptions used in the Black-Scholes-Merton option pricing model for such grants were as follows:

	2023	2022	2021
Dividend Yield	—%	—%	—%
Expected Volatility	51.6%	43.0%	44.0%
Risk-free Interest Rate	4.3%	1.5%	0.6%
Expected Term (in years)	4.5	4.5	4.4
Weighted-average Fair Value of Stock Options Granted	$11.66	$10.89	$17.26

PROG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes information about stock options outstanding at December 31, 2023:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding December 31, 2023	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Number Exercisable December 31, 2023	Weighted Average Exercise Price
$20.00-30.00	551,340	7.06	$26.31	207,140	$25.84
30.01-40.00	94,100	5.94	35.06	94,100	35.06
40.01-50.00	263,366	5.64	46.71	224,156	46.66
50.01-60.00	5,304	7.35	53.55	3,536	53.55
20.00-60.00	914,110	6.54	33.25	528,932	36.49
The table below summarizes option activity for the year ended December 31, 2023:

	Options (In Thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in Thousands)	Weighted Average Fair Value
Outstanding at January 1, 2023	727	$35.55
Granted	208	24.70
Forfeited/Expired	(18)	28.16
Exercised	(3)	29.16
Outstanding at December 31, 2023	914	33.25	6.54	$2,536	$12.45
Expected to Vest	375	28.88	8.57	1,429	11.98
Exercisable at December 31, 2023	529	36.49	5.05	1,050	12.81
The aggregate intrinsic value amounts in the table above represent the closing price of the Company's common stock on December 31, 2023 in excess of the exercise price, multiplied by the number of in-the-money stock options as of that same date. Options outstanding that are expected to vest are net of estimated future option forfeitures.
The aggregate intrinsic value of options exercised, which represents the value of the Company's common stock at the time of exercise in excess of the exercise price, was $0.1 million and $1.0 million during the years ended December 31, 2023 and 2021, respectively. The total grant-date fair value of options exercised was $0.1 million and $1.0 million during the years ended December 31, 2023 and 2021, respectively. There were no options exercised during 2022.
Restricted Stock
Restricted stock units or restricted stock awards (collectively, "restricted stock") may be granted to employees and directors under the 2015 Plan and typically vest over approximately one to three-year periods. Restricted stock grants are settled in stock and may be subject to one or more objective employment, performance or other forfeiture conditions as established at the time of grant. The Company recognizes compensation expense for restricted stock with a graded vesting schedule on a straight-line basis over the requisite service period as restricted stock is not subject to Company performance metrics. Shares are issued from the Company's treasury shares upon vesting. Any shares of restricted stock that are forfeited may again become available for issuance.
The fair value of restricted stock is generally based on the fair market value of the Company's common stock on the date of grant.

PROG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company granted 574,000, 630,000 and 521,000 shares of restricted stock at weighted-average fair values of $25.69, $26.05 and $44.44 in the years ended December 31, 2023, 2022 and 2021, respectively. The following table summarizes information about restricted stock activity during 2023:

	Restricted Stock (In Thousands)	Weighted Average Fair Value
Non-vested at January 1, 2023	1,028	$33.84
Granted	574	25.69
Forfeited	(115)	26.30
Vested	(307)	30.53
Non-vested at December 31, 2023	1,180	31.47
The total vest-date fair value of restricted stock described above that vested during the year was $8.4 million, $3.9 million and $7.8 million in the years ended December 31, 2023, 2022 and 2021, respectively.
Performance Share Units
For performance share units, which are settled in stock, the number of shares earned is determined at the end of the one to three-year performance periods based upon achievement of specified performance conditions. The performance criteria vary by agreement and have included the following performance conditions: (i) adjusted pre-tax profit, (ii) return on investment capital, (iii) consolidated revenues, (iv) segment or business unit revenues, (v) certain business development and technology initiatives and/or (vi) business unit customer count. When the performance criteria are met, the award is earned and vests assuming continued employment through the specified service period(s). Shares are issued from the Company's treasury shares upon vesting. The number of performance-based shares which could potentially be issued ranges from 0% up to a maximum of 100%, 200%, 260%, or 400% of the target award depending on the specified terms and conditions of the target award.
The fair value of performance share units is based on the fair market value of the Company's common stock on the date of grant. The compensation expense associated with these awards is amortized on an accelerated basis over the vesting period based on the Company's projected assessment of the level of performance that will be achieved and earned. In the event the Company determines it is no longer probable that the minimum performance criteria specified in the plan will be achieved, all previously recognized compensation expense is reversed in the period such a determination is made.
The following table summarizes information about performance share unit activity during 2023:

	Performance Share Units (In Thousands)	Weighted Average Fair Value
Non-vested at January 1, 2023	741	$39.86
Granted	358	25.57
Forfeited	(50)	26.57
Vested	(82)	40.86
Performance Factor Adjustment	(217)	30.19
Non-vested at December 31, 2023	750	36.38
The total vest-date fair value of performance share units described above that vested during the period was $2.2 million, $4.1 million and $7.1 million for the years ended December 31, 2023, 2022 and 2021, respectively.

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
The compensation cost related to the ESPP is measured on the grant date based on eligible employees' expected withholdings and is recognized over each six-month offering period. Total compensation cost recognized in connection with the ESPP was $0.4 million, $0.4 million and $0.4 million for years ended December 31, 2023, 2022 and 2021, respectively.
The Company issued 67,720, 81,784 and 38,044 shares under the ESPP at weighted average purchase prices of $18.72, $14.06 and $39.62 during the years ended December 31, 2023, 2022 and 2021, respectively. As of December 31, 2023, the aggregate number of shares of common stock that may be issued under the ESPP was 387,766.
NOTE 14: SEGMENTS
Description of Products and Services of Reportable Segments
As of December 31, 2023, the Company has two reportable segments: Progressive Leasing and Vive.
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
As discussed in Note 2 above, on June 25, 2021, the Company completed the acquisition of Four, an innovative BNPL company that allows shoppers to pay for merchandise through four interest-free installments. Four is not a reportable segment for the year ended December 31, 2023 as its financial results are not material to the Company's consolidated financial results. The revenues, loss before income taxes, and assets within Other below are primarily comprised of the operating activities of Four.
Factors Used by Management to Identify the Reportable Segments
The Company's reportable segments are based on the operations of the Company that the chief operating decision maker regularly reviews to analyze performance and allocate resources among business units of the Company.
Disaggregated Revenue
The following table presents revenue by source and by segment for the year ended December 31, 2023:

	Year Ended December 31, 2023
(In Thousands)	Progressive Leasing	Vive	Other	Total
Lease Revenues and Fees[1]	$2,333,588	$—	$—	$2,333,588
Interest and Fees on Loans Receivable[2]	—	68,912	5,764	74,676
Total	$2,333,588	$68,912	$5,764	$2,408,264
1 Revenue within the scope of ASC 842, Leases.
2 Revenue within the scope of ASC 310, Receivables.
The following table presents revenue by source and by segment for the year ended December 31, 2022:

PROG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
1 Revenue within the scope of ASC 842, Leases.
2 Revenue within the scope of ASC 310, Receivables.
Measurement of Segment Profit or Loss and Segment Assets
The Company evaluates performance and allocates resources based on revenues and earnings (loss) before income tax expense. The Company determines earnings (loss) before income tax expense for all reportable segments in accordance with U.S. GAAP. A portion of interest expense is allocated from the Progressive Leasing segment to the Vive segment based on the balance of outstanding intercompany debt.
The Company incurred various corporate overhead expenses for certain executive management, finance, treasury, tax, audit, legal, risk management, and other overhead functions during the years ended December 31, 2023, 2022, and 2021. Corporate overhead expenses incurred are primarily reflected as expenses of the Progressive Leasing segment and an immaterial amount was allocated to the Vive segment and Other. The allocation of corporate overhead costs to Progressive Leasing, Vive and Other is consistent with how the chief operating decision maker analyzed performance and allocated resources among the segments of the Company during the years ended December 31, 2023, 2022, and 2021. The following is a summary of earnings before income tax expense by segment:

	Year Ended December 31,
(In Thousands)	2023	2022	2021
Earnings Before Income Tax Expense:
Progressive Leasing	$216,271	$174,143	$319,125
Vive	4,545	9,195	20,225
Other[1]	(24,595)	(35,094)	(11,146)
Total Earnings Before Income Tax Expense	$196,221	$148,244	$328,204
1 Earnings before income tax expense attributable to Other for the year ended December 31, 2022 includes a $10.2 million goodwill impairment loss related to the partial impairment of Four's goodwill as discussed in Note 1 and Note 3.
The following is a summary of total assets by segment:

	December 31,
(In Thousands)	2023	2022
Assets:
Progressive Leasing	$1,286,587	$1,309,487
Vive	141,028	155,846
Other	63,640	26,576
Total Assets	$1,491,255	$1,491,909

PROG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31,
(In Thousands)	2023	2022	2021
Depreciation and Amortization:
Progressive Leasing	$29,165	$31,374	$31,762
Vive	745	795	849
Other	2,122	1,682	647
Total Depreciation and Amortization[1]	$32,032	$33,851	$33,258

Depreciation of Lease Merchandise:
Progressive Leasing	$1,576,303	$1,757,730	$1,820,010
Vive	—	—	—
Other	—	—	—
Total Depreciation of Lease Merchandise	$1,576,303	$1,757,730	$1,820,010

Interest Expense, Net:
Interest Expense:
Progressive Leasing	$38,859	$38,675	$5,590
Vive	593	398	472
Other	—	—	—
Intercompany Elimination	(758)	(398)	(472)
Interest Income:
Progressive Leasing	$(9,881)	$(1,672)	$(739)
Vive	—	—	—
Other	(165)		—
Intercompany Elimination	758	398	472
Total Interest Expense, Net	$29,406	$37,401	$5,323

Capital Expenditures[2]:
Progressive Leasing	$6,160	$5,835	$8,101
Vive	601	926	819
Other	2,855	2,913	635
Total Capital Expenditures	$9,616	$9,674	$9,555
1 Excludes depreciation of lease merchandise, which is not included in the chief operating decision maker's measure of depreciation and amortization.
2 Capital expenditures primarily consists of internal-use software, as well as computer hardware and furniture and equipment.

PROG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In 2023, the results of the Company's operating segments were impacted by the following items:
•Progressive Leasing earnings before income tax expense were impacted by $12.5 million related primarily to early contract termination costs and employee severance costs associated with the Company's restructuring activities.
•Progressive Leasing earnings before income tax expense were impacted by $2.8 million related to actual and anticipated costs related to the cybersecurity incident that occurred during the third quarter of 2023.
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
Compensation deferred under the plan is recorded as a deferred compensation liability, which is recorded in accounts payable and accrued expenses in the consolidated balance sheets. The deferred compensation plan liability was $2.5 million and $2.2 million as of December 31, 2023 and 2022, respectively. Liabilities under the plan are recorded at amounts due to participants, based on the fair value of participants' selected investments, which consist of equity and debt "mirror" funds. The obligations are unsecured general obligations of the Company and the participants have no right, interest or claim in the assets of the Company, except as unsecured general creditors. The Company has established a rabbi trust to fund obligations under the plan, primarily with cash and money market funds. The value of the assets within the rabbi trust was $2.6 million and $1.9 million as of December 31, 2023 and 2022, respectively, and is included in prepaid expenses and other assets in the consolidated balance sheets. Benefits paid to employees of the Company were not material during the years ended December 31, 2023, 2022 and 2021.
Effective January 1, 2018, the Company implemented a discretionary match within the nonqualified Deferred Compensation Plan. The match allows eligible employees to receive 100% matching by the Company on the first 3% of contributions and 50% on the next 2% of contributions for a total of a 4% match. The annual match for an individual employee is not to exceed $13,200, $12,200, and $11,600 in 2023, 2022, and 2021, respectively, and is subject to a three-year cliff vesting schedule. The deferred compensation expense related to the Company's matching contributions was not material for the years ended December 31, 2023, 2022, and 2021.
401(k) Defined Contribution Plan
The Company maintains a 401(k) savings plan for all its employees. Effective January 1, 2015, the 401(k) savings plan was amended to allow employees to contribute up to 75% of their annual compensation in accordance with federal contribution limits with 100% matching by the Company on the first 3% of compensation and 50% on the next 2% of compensation for a total of a 4% match. The Company's expense related to the plan was $3.2 million in 2023, $3.2 million in 2022 and $2.5 million in 2021.
Employee Stock Purchase Plan
See Note 13 to these consolidated financial statements for more information regarding the Company's compensatory ESPP.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
An evaluation of the Company's disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, was carried out by management, with the participation of the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as of the end of the period covered by this Annual Report on Form 10-K. Based on management's evaluation, the CEO and CFO concluded that the Company's disclosure controls and procedures were effective as of December 31, 2023 to provide reasonable assurance that the objectives of disclosure controls and procedures are met.
Reports of Management and Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting
Management has assessed, and the Company's independent registered public accounting firm, Ernst & Young LLP, has audited, the Company's internal control over financial reporting as of December 31, 2023. The unqualified reports of management and Ernst & Young LLP thereon are included in Item 8 of this Annual Report on Form 10-K and are incorporated by reference herein.
Changes in Internal Control Over Financial Reporting
There were no changes in the Company's internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, during the Company's fourth fiscal quarter of 2023 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
During the quarter ended December 31, 2023, none of our directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement."
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
ITEM 11. EXECUTIVE COMPENSATION
The information required in response to this Item is contained under the captions "Compensation Discussion and Analysis," "Summary Compensation Table," "Grants of Plan-Based Awards in Fiscal Year 2023," "Outstanding Equity Awards at 2023 Fiscal Year-End," "Options Exercised and Stock Vested in Fiscal Year 2023," "Non-Qualified Deferred Compensation as of December 31, 2023," "Potential Payments Upon Termination or Change-in-Control," "Non-Management Director Compensation in 2023," "Components of Our 2023 Executive Compensation Programs," "Base Salaries," "Annual Cash Incentive Awards," "Long-Term Equity Incentive Awards," "2015 Equity and Incentive Plan," "Compensation Committee Interlocks and Insider Participation" and "Compensation Committee Report" in the Proxy Statement. These portions of the Proxy Statement are hereby incorporated by reference.
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

Consolidated Balance Sheets—December 31, 2023 and 2022
Consolidated Statements of Earnings —Years ended December 31, 2023, 2022 and 2021
Consolidated Statements of Shareholders’ Equity—Years ended December 31, 2023, 2022 and 2021
Consolidated Statements of Cash Flows—Years ended December 31, 2023, 2022 and 2021
Notes to Consolidated Financial Statements
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

Plan of acquisition, reorganization, arrangement, liquidation or succession
2.1
Separation and Distribution Agreement, dated as of November 29, 2020, by and between PROG Holdings, Inc. (formerly Aaron's Holdings Company, Inc.) and The Aaron's Company, Inc. (incorporated by reference to Exhibit 2.1 of the Registrant's Current Report on Form 8-K filed with the SEC on December 1, 2020).

Articles of Incorporation and Bylaws
3.1
Second Amended and Restated Articles of Incorporation of PROG Holdings, Inc. (incorporated by reference to Exhibit 3.1 of the Registrant's Current Report on Form 8-K filed with the SEC on October 16, 2020).

3.2
Articles of Amendment of Articles of Incorporation of PROG Holdings, Inc. (incorporated by reference to Exhibit 3.1 of the Registrant's Current Report on Form 8-K filed with the SEC on December 1, 2020).

3.3	Amended and Restated Bylaws of PROG Holdings, Inc. (as amended) (incorporated by reference to Exhibit 3.2 of the Registrant's Current Report on Form 8-K filed with the SEC on December 1, 2020).

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

Material Contracts
10.1
Credit Agreement among PROG Holdings, Inc. (formerly Aaron's Holdings Company, Inc.), PROG Holding Company, LLC (formerly Aaron's Progressive Holding Company), Progressive Finance Holdings, LLC, those certain other subsidiaries of PROG Holdings, Inc. party thereto, the several banks and other financial institutions from time to time party thereto and JP Morgan Chase Bank, N.A., as administrative agent, dated November 24, 2020 (incorporated by reference to Exhibit 10.5 of the Registrant's Current Report on Form 8-K filed with the SEC on December 1, 2020).

10.2
Second Amendment to Credit Agreement, dated as of May 26, 2023, entered into among Progressive Finance Holdings, LLC, PROG Holdings, Inc. and the other Guarantors party thereto, the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 filed with the SEC on July 26, 2023).

10.3	Consent Agreement dated February 21, 2020 (incorporated by reference to Exhibit 10.1 of Aaron's, Inc.'s Current Report on Form 8-K filed with the SEC on February 25, 2020).
10.4	Consent Order, dated April 22, 2020 (incorporated by reference to Exhibit 10.1 of Aaron's, Inc.'s Current Report on Form 8-K filed with the SEC on April 23, 2020).

Management Contracts and Compensatory Plans or Arrangements
10.5
Employees Retirement Plan, as amended and restated, effective January 1, 2016 (incorporated by reference to Exhibit 10.7 of Aaron's, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 filed with the SEC on August 4, 2016).

10.6
First Amendment to the Employees Retirement Plan, dated as of June 28, 2016, to be effective October 4, 2016 (incorporated by reference to Exhibit 10.8 of Aaron's, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 filed with the SEC on August 4, 2016).

10.7
Third Amendment to the Employees Retirement Plan, dated August 23, 2019 (incorporated by reference to Exhibit 10.1 of Aaron's, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 filed with the SEC on November 4, 2019).

10.8
Fourth Amendment to the Employees Retirement Plan, dated October 16, 2020 (incorporated by reference to Exhibit 10.4 of the Registrant's Current Report on Form 8-K filed with the SEC on October 16, 2020).

10.9
Amended and Restated Compensation Plan for Non-Employee Directors, 2020 Amendment and Restatement (incorporated by reference to Exhibit 10.6 of the Registrant's Current Report on Form 8-K filed with the SEC on October 16, 2020).

10.10	Deferred Compensation Plan, 2020 Amendment and Restatement (incorporated by reference to Exhibit 10.5 of the Registrant's Current Report on Form 8-K filed with the SEC on October 16, 2020).
10.11
Form of Employee Stock Option Award Agreement under the Aaron's, Inc. 2015 Equity and Incentive Award Plan (incorporated by reference to Exhibit 99.2 of the Registrant's Registration Statement on Form S-8 (333-204014) filed with the SEC on May 8, 2015).

10.12
Form of Executive Performance Share Award Agreement under the Aaron's, Inc. 2015 Equity and Incentive Award Plan (incorporated by reference to Exhibit 99.3 of the Registrant's Registration Statement on Form S-8 (333-204014) filed with the SEC on May 8, 2015).

10.13
Amendment to Form of Executive Performance Share Award Agreement under the Aaron's, Inc. 2015 Equity and Incentive Award Plan (incorporated by reference to Exhibit 10.6 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 filed with the SEC on August 6, 2015).

10.14
Form of Executive Officer Restricted Stock Unit Award Agreement under the Aaron's, Inc. 2015 Equity and Incentive Award Plan (incorporated by reference to Exhibit 99.4 of the Registrant's Registration Statement on Form S-8 (333-204014) filed with the SEC on May 8, 2015).

10.15
Amendment to Form of Executive Officer Restricted Stock Unit Award Agreement under the Aaron's, Inc. 2015 Equity and Incentive Award Plan (incorporated by reference to Exhibit 10.8 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 filed with the SEC on August 6, 2015).

10.16
Executive Severance Pay Plan of PROG Holdings, Inc., Effective July 29, 2021 (incorporated by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 filed with the SEC on July 29, 2021).

10.17*	Executive Severance Pay Plan of PROG Holdings, Inc., Effective November 8, 2023.
10.18
Form of Severance and Change In Control Agreement, effective July 29, 2021 (incorporated by reference to Exhibit 10.2 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 filed with the SEC on July 29, 2021).

10.19
Form of Indemnification Agreement (incorporated by reference to Exhibit 10.29 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on February 26, 2021).

10.20
PROG Holdings, Inc. Amended and Restated 2015 Equity and Incentive Plan, 2022 Amendment and Restatement (incorporated by reference to Appendix B to the Company's Definitive Proxy Statement filed with the SEC on April 26, 2022).

10.21	PROG Holdings, Inc. Amended Employee Stock Purchase Plan (incorporated by reference to Appendix C to the Company's Definitive Proxy Statement filed with the SEC on April 26, 2022).
97*	PROG Holdings, Inc. Incentive-Based Compensation Recoupment Policy.

Other Exhibits and Certifications
21*	Subsidiaries of the Registrant.
23*	Consent of Ernst & Young LLP.
31.1*	Certification of the Chief Executive Officer of PROG Holdings, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer of PROG Holdings, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of the Chief Executive Officer of PROG Holdings, Inc. furnished herewith pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of the Chief Financial Officer of PROG Holdings, Inc. furnished herewith pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and embedded within Exhibit 101)
† The Company hereby agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon the request of the SEC.
* Filed herewith.
(b) EXHIBITS
The exhibits listed in Item 15(a)(3) are included elsewhere in this Report.
(c) FINANCIAL STATEMENTS AND SCHEDULES
The financial statements listed in Item 15(a)(1) are included in Item 8 in this Report.
ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 21, 2024.

PROG Holdings, Inc.

By:	/s/ BRIAN GARNER
Brian Garner
Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 21, 2024.

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