Form 10-Q
period 2024-03-31
PROG Holdings, Inc.
filed 2024-04-24
CIK 1808834

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ________________________________
 FORM 10-Q
________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED March 31, 2024
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

Large Accelerated Filer	☒		Accelerated Filer	☐

Non-Accelerated Filer	☐	(Do not check if a smaller reporting company)	Smaller Reporting Company	☐

Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act				☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
    Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class	Shares Outstanding as of April 19, 2024
Common Stock, $0.50 Par Value	43,174,574

PROG HOLDINGS, INC.

PART I – FINANCIAL INFORMATION
ITEM 1.FINANCIAL STATEMENTS
PROG HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	March 31, 2024	December 31, 2023
	(In Thousands, Except Share Data)
ASSETS:
Cash and Cash Equivalents	$252,826	$155,416
Accounts Receivable (net of allowances of $64,272 in 2024 and $64,180 in 2023)	62,043	67,879
Lease Merchandise (net of accumulated depreciation and allowances of $420,395 in 2024 and $423,466 in 2023)	557,419	633,427
Loans Receivable (net of allowances and unamortized fees of $47,684 in 2024 and $50,022 in 2023)	117,928	126,823
Property and Equipment, Net	21,862	24,104
Operating Lease Right-of-Use Assets	4,474	9,271
Goodwill	296,061	296,061
Other Intangibles, Net	86,014	91,664
Income Tax Receivable	11,592	32,918
Deferred Income Tax Assets	2,473	2,981
Prepaid Expenses and Other Assets	48,974	50,711
Total Assets	$1,461,666	$1,491,255
LIABILITIES & SHAREHOLDERS’ EQUITY:
Accounts Payable and Accrued Expenses	$139,843	$151,259
Deferred Income Tax Liabilities	95,674	104,838
Customer Deposits and Advance Payments	33,518	35,713
Operating Lease Liabilities	14,952	15,849
Debt	592,589	592,265
Total Liabilities	876,576	899,924
Commitments and Contingencies (Note 4)
SHAREHOLDERS' EQUITY:
Common Stock, Par Value $0.50 Per Share: Authorized: 225,000,000 Shares at March 31, 2024 and December 31, 2023; Shares Issued: 82,078,654 at March 31, 2024 and December 31, 2023	41,039	41,039
Additional Paid-in Capital	346,650	352,421
Retained Earnings	1,309,702	1,293,073
	1,697,391	1,686,533
Less: Treasury Shares at Cost
Common Stock: 38,904,934 Shares at March 31, 2024 and 38,404,527 at December 31, 2023	(1,112,301)	(1,095,202)
Total Shareholders’ Equity	585,090	591,331
Total Liabilities & Shareholders’ Equity	$1,461,666	$1,491,255
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

PROG HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended March 31,
	2024	2023
	(In Thousands, Except Per Share Data)
REVENUES:
Lease Revenues and Fees	$620,550	$637,082
Interest and Fees on Loans Receivable	21,320	18,058
	641,870	655,140
COSTS AND EXPENSES:
Depreciation of Lease Merchandise	431,571	435,439
Provision for Lease Merchandise Write-offs	43,141	38,364
Operating Expenses	127,341	105,259
	602,053	579,062
OPERATING PROFIT	39,817	76,078
Interest Expense, Net	(8,250)	(8,491)
EARNINGS BEFORE INCOME TAX EXPENSE	31,567	67,587
INCOME TAX EXPENSE	9,601	19,554
NET EARNINGS	$21,966	$48,033
EARNINGS PER SHARE
Basic	$0.50	$1.00
Assuming Dilution	$0.49	$1.00
CASH DIVIDENDS DECLARED PER SHARE:
Common Stock	$0.12	$—
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	43,695	47,854
Assuming Dilution	44,528	48,139
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

PROG HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2024	2023
	(In Thousands)
OPERATING ACTIVITIES:
Net Earnings	$21,966	$48,033
Adjustments to Reconcile Net Earnings to Cash Provided by Operating Activities:
Depreciation of Lease Merchandise	431,571	435,439
Other Depreciation and Amortization	8,018	7,979
Provisions for Accounts Receivable and Loan Losses	85,405	78,665
Stock-Based Compensation	6,642	5,415
Deferred Income Taxes	(8,656)	(10,360)
Impairment of Assets	6,018	—
Non-Cash Lease Expense	(615)	(739)
Other Changes, Net	115	(814)
Changes in Operating Assets and Liabilities:
Additions to Lease Merchandise	(400,479)	(399,289)
Book Value of Lease Merchandise Sold or Disposed	44,916	40,225
Accounts Receivable	(68,520)	(61,249)
Prepaid Expenses and Other Assets	1,829	(5,087)
Income Tax Receivable and Payable	21,076	26,295
Accounts Payable and Accrued Expenses	(11,358)	(4,501)
Customer Deposits and Advance Payments	(2,195)	(2,593)
Cash Provided by Operating Activities	135,733	157,419
INVESTING ACTIVITIES:
Investments in Loans Receivable	(76,963)	(43,045)
Proceeds from Loans Receivable	75,448	44,128
Outflows on Purchases of Property and Equipment	(2,096)	(1,678)
Proceeds from Property and Equipment	14	5
Cash Used in Investing Activities	(3,597)	(590)
FINANCING ACTIVITIES:
Dividends Paid	(5,221)	—
Acquisition of Treasury Stock	(24,437)	(36,472)
Issuance of Stock Under Stock Option and Employee Purchase Plans	123	—
Shares Withheld for Tax Payments	(5,191)	(2,393)
Cash Used in Financing Activities	(34,726)	(38,865)
Increase in Cash and Cash Equivalents	97,410	117,964
Cash and Cash Equivalents at Beginning of Period	155,416	131,880
Cash and Cash Equivalents at End of Period	$252,826	$249,844
Net Cash Paid (Received) During the Period:
Interest	$224	$268
Income Taxes	$(3,836)	$2,532
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
PROG Holdings’ ecosystem of financial technology offerings also includes Four Technologies, Inc. ("Four"), a Buy Now, Pay Later ("BNPL") company that allows shoppers to pay for merchandise through four interest-free installments. Shoppers use Four to purchase furniture, clothing, electronics, health and beauty products, footwear, jewelry, and other consumer goods from retailers across the United States. Four is not a reportable segment for the three-month period ended March 31, 2024 as its financial results are not material to the Company's condensed consolidated financial results.
Basis of Presentation
The preparation of the Company's condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States ("U.S. GAAP") for interim financial information requires management to make estimates and assumptions that affect the amounts reported in these condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Management does not believe these estimates or assumptions will change significantly in the future absent unidentified and unforeseen events, such as the possible direct or indirect impacts associated with elevated inflation, increasing unemployment rates, the resumption of student loan repayments, and/or the possibility of a recession in the United States.
The accompanying unaudited condensed consolidated financial statements do not include all information required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments, which are of a normal recurring nature, considered necessary for a fair presentation have been included in the accompanying unaudited condensed consolidated financial statements. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2023 (the "2023 Annual Report") filed with the United States Securities and Exchange Commission on February 21, 2024. The results of operations for the three months ended March 31, 2024 are not necessarily indicative of operating results for the full year.
Principles of Consolidation
The condensed consolidated financial statements include the accounts of PROG Holdings, Inc. and its subsidiaries, each of which is wholly-owned. Intercompany balances and transactions between consolidated entities have been eliminated.
Accounting Policies and Estimates
See Note 1 to the consolidated financial statements in the 2023 Annual Report for an expanded discussion of accounting policies and estimates.

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

	Three Months Ended March 31,
(Shares In Thousands)	2024	2023
Weighted Average Shares Outstanding	43,695	47,854
Dilutive Effect of Share-Based Awards	833	285
Weighted Average Shares Outstanding Assuming Dilution	44,528	48,139
Approximately 797,000 and 1,209,000 weighted-average share-based awards were excluded from the computation of earnings per share assuming dilution during the three months ended March 31, 2024 and 2023, respectively, as the awards would have been anti-dilutive for the periods presented.
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

PROG HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
Accounts Receivable
Accounts receivable consist primarily of receivables due from customers of Progressive Leasing and amounted to $62.0 million and $67.9 million, net of allowances, as of March 31, 2024 and December 31, 2023, respectively.
The Company maintains an accounts receivable allowance, which primarily relates to its Progressive Leasing operations and, to a lesser extent, receivables from Vive's POS partners. The Company’s policy is to record an allowance for uncollectible renewal payments based on historical collection experience. Other qualitative factors, such as current and forecasted business trends, are considered in estimating the allowance. Given the significant uncertainty regarding the impacts of inflation, elevated interest rates, the resumption of student loan repayments, and/or unemployment rates on our business, a high level of estimation was involved in determining the allowance as of March 31, 2024. Therefore, actual future accounts receivable write-offs may differ materially from the allowance. The provision for uncollectible renewal payments is recorded as a reduction of lease revenues and fees within the condensed consolidated statements of earnings. For customer lease agreements that are past due, the Company's policy is to write off lease receivables after 120 days.
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

PROG HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table shows the components of the accounts receivable allowance:

	Three Months Ended March 31,
(In Thousands)	2024	2023
Beginning Balance	$64,180	$69,264
Net Book Value of Accounts Written Off	(85,287)	(86,064)
Recoveries	11,023	12,019
Accounts Receivable Provision	74,356	69,951
Ending Balance	$64,272	$65,170
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
The Company records a provision for write-offs using the allowance method. The allowance method for lease merchandise write-offs estimates the merchandise losses incurred but not yet identified by management as of the end of the accounting period based on historical write-off experience. Other qualitative factors, such as current and forecasted customer payment trends, are considered in estimating the allowance. Given the significant uncertainty regarding the impacts of inflation, elevated interest rates, the resumption of student loan repayments, and/or unemployment rates on our business, a high level of estimation was involved in determining the allowance as of March 31, 2024. Actual lease merchandise write-offs may differ materially from the allowance as of March 31, 2024. For customer lease agreements that are past due, the Company's policy is to write off lease merchandise after 120 days.
The following table shows the components of the allowance for lease merchandise write-offs, which is included within lease merchandise, net in the condensed consolidated balance sheets:

	Three Months Ended March 31,
(In Thousands)	2024	2023
Beginning Balance	$44,180	$47,118
Net Book Value of Merchandise Written off	(40,737)	(39,432)
Recoveries	1,666	1,895
Provision for Write-offs	43,141	38,364
Ending Balance	$48,250	$47,945
Vendor Incentives and Rebates Provided to POS Partners
Progressive Leasing has agreements with some of its POS partners that require additional consideration to be paid to the POS partner, including payments for exclusivity, rebates based on lease volume originations generated through the POS partners, and payments to the POS partners for marketing or other development initiatives to promote additional lease originations through these POS partners. Payments made to POS partners as consideration for them providing exclusivity to Progressive Leasing for lease-to-own transactions with customers of the POS partner are expensed on a straight-line basis over the exclusivity term. Rebates are accrued over the period the POS partner is earning the rebate, which is typically based on quarterly or annual lease origination volumes. Payments made to POS partners for marketing or development initiatives are expensed on a straight-line basis over the period the POS partner is earning the funds or the specified marketing term. Progressive Leasing expensed $8.8 million and $6.8 million for such additional consideration to POS partners during the three months ended March 31, 2024 and 2023, respectively. Expenses related to additional consideration provided to POS partners are classified within operating expenses in the condensed consolidated statements of earnings.

PROG HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Loans Receivable, Net
Gross loans receivable primarily represents the principal balances of credit card charges at Vive's participating merchants that remain due from cardholders, plus unpaid interest and fees due from cardholders. The allowance and unamortized fees represent uncollectible amounts; merchant fee discounts, net of capitalized origination costs; promotional fee discounts; and deferred annual card fees. Loans receivable, net, also includes $10.3 million and $13.9 million of outstanding receivables from customers of Four as of March 31, 2024 and December 31, 2023, respectively.
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
The Company calculates Vive's allowance for loan losses based on internal historical loss information and incorporates observable and forecasted macroeconomic data over a six-month reasonable and supportable forecast period. Incorporating macroeconomic data could have a material impact on the measurement of the allowance to the extent that forecasted data changes significantly, such as higher forecasted inflation and unemployment rates. Subsequent to the six-month reasonable and supportable forecast period described above, the Company reverts to using historical loss information on a straight-line basis over a three-month period. The Company may also consider other qualitative factors in estimating the allowance, as necessary. For the purposes of determining the allowance as of March 31, 2024, management considered qualitative factors such as the tightening of Vive's loan decisioning in mid-2022 and macroeconomic conditions associated with the impacts of increased inflation, unemployment rates, and/or the possibility of a recession in the United States. The allowance for loan losses is maintained at a level considered appropriate to cover expected future losses of principal, interest and fees on active loans in the loans receivable portfolio. The appropriateness of the allowance is evaluated at each period end. To the extent that actual results differ from estimates of uncollectible loans receivable, the Company's results of operations and liquidity may be materially affected.
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
Vive extends or declines credit to an applicant through its bank partners based upon the applicant's credit rating and other factors. Four extends or declines credit on an individual transaction basis using its proprietary decisioning platform, without using customer credit ratings. Four's credit risk exposure is limited by smaller transaction values and short loan duration. Below is a summary of the credit quality of the Company's loan portfolio as of March 31, 2024 and December 31, 2023 by FICO score as determined at the time of loan origination:

FICO Score Category	March 31, 2024	December 31, 2023
600 or Less	6.6%	6.5%
Between 600 and 700	72.6%	73.5%
700 or Greater	11.4%	11.2%
No Score Identified	9.4%	8.8%

PROG HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Prepaid Expenses and Other Assets
Prepaid expenses and other assets consist of the following:

(In Thousands)	March 31, 2024	December 31, 2023
Prepaid Expenses	$16,923	$17,768
Prepaid Lease Merchandise	7,965	9,944
Prepaid Software Expenses	11,174	8,624
Unamortized Initial Direct Costs on Lease Agreement Originations	5,544	7,192
Other Assets	7,368	7,183
Prepaid Expenses and Other Assets	$48,974	$50,711
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
Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consist of the following:

(In Thousands)	March 31, 2024	December 31, 2023
Accounts Payable	$17,054	$20,237
Accrued Salaries and Benefits	18,020	27,256
Accrued Sales and Personal Property Taxes	13,325	11,684
Income Taxes Payable	903	1,153
Uncertain Tax Positions[1]	56,011	54,995
Accrued Vendor Rebates	3,968	11,446
Other Accrued Expenses and Liabilities	30,562	24,488
Accounts Payable and Accrued Expenses	$139,843	$151,259
1 The uncertain tax positions as of March 31, 2024 and December 31, 2023 are primarily related to the Company’s tax treatment of the $175.0 million settlement payment made in 2020 to the FTC as discussed in Note 9 to the consolidated financial statements in the 2023 Annual Report.
Debt
On November 24, 2020, the Company entered into a credit agreement with a consortium of lenders providing for a $350.0 million senior revolving credit facility (the "Revolving Facility"), under which revolving borrowings became available at the completion of the separation and distribution transaction through which the Company's historical Aaron's Business segment was spun-off into a separate company, and under which all borrowings and commitments will mature or terminate on November 24, 2025. The Company expects that the Revolving Facility will be used to provide for working capital and capital expenditures, to finance future permitted acquisitions, and for other general corporate purposes. If the Company's total net debt to EBITDA ratio as defined by the Revolving Facility exceeds 1.25, the Revolving Facility becomes fully secured for the remaining duration of the Revolving Facility term. As of June 30, 2022, the Company exceeded the 1.25 total net debt to EBITDA ratio and the Revolving Facility became fully secured. The Company had no outstanding borrowings and $350.0 million total available credit under the Revolving Facility as of March 31, 2024 and December 31, 2023.
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
The net proceeds from the Senior Notes were used to fund the purchase price, and related fees and expenses, of the Company’s tender offer to purchase $425 million of the Company’s common stock as discussed in Note 12 to the consolidated financial statements in the 2023 Annual Report. Any remaining proceeds were intended for future share repurchases or, to the extent the Company determines not to repurchase additional shares, for general corporate purposes.

PROG HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
At March 31, 2024, the Company was in compliance with all covenants related to its outstanding debt. See Note 8 to the consolidated financial statements in the 2023 Annual Report for further information regarding the Company's indebtedness.
Goodwill
Goodwill represents the excess of the purchase price paid over the fair value of the identifiable net tangible and intangible assets acquired in connection with business acquisitions. Progressive Leasing and Four are the only reporting units with goodwill as of March 31, 2024. Impairment occurs when the reporting unit's carrying value exceeds its fair value. The Company’s goodwill is not amortized but is subject to an impairment test at the reporting unit level annually as of October 1 and more frequently if events or circumstances indicate that an impairment may have occurred. Factors which could necessitate an interim impairment assessment include a sustained decline in the Company’s stock price, prolonged negative industry or economic trends and significant underperformance relative to historical results, projected future operating results, or the Company failing to successfully execute on one or more elements of Progressive Leasing and/or Four's strategic plans.
The Company completed qualitative assessments for its annual goodwill impairment test for both Progressive Leasing and Four as of October 1, 2023. The qualitative assessments did not present any indicators of impairment and the Company concluded that no impairment had occurred. The Company determined that there were no events or circumstances that occurred during the three months ended March 31, 2024 that would more likely than not reduce the fair value of Progressive Leasing or Four below their carrying amounts.
Shareholders' Equity
Changes in shareholders' equity for the three months ended March 31, 2024 and 2023 are as follows:

	Treasury Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Total Shareholders’ Equity
(In Thousands)	Shares	Amount	Shares	Amount
Balance, December 31, 2023	(38,405)	$(1,095,202)	82,079	$41,039	$352,421	$1,293,073	$591,331
Cash Dividends, $0.12 per share	—	—	—	—	—	(5,337)	(5,337)
Stock-Based Compensation	—	—	—	—	6,689	—	6,689
Reissued Shares	281	7,391	—	—	(12,460)	—	(5,069)
Repurchased Shares	(781)	(24,490)	—	—	—	—	(24,490)
Net Earnings	—	—	—	—	—	21,966	21,966
Balance, March 31, 2024	(38,905)	$(1,112,301)	82,079	$41,039	$346,650	$1,309,702	$585,090

	Treasury Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Total Shareholders’ Equity
(In Thousands)	Shares	Amount	Shares	Amount
Balance, December 31, 2022	(34,044)	$(963,627)	82,079	$41,039	$338,814	$1,154,235	$570,461
Stock-Based Compensation	—	—	—	—	5,460	—	5,460
Reissued Shares	166	4,778	—	—	(7,171)	—	(2,393)
Repurchased Shares	(1,459)	(36,769)	—	—	—	—	(36,769)
Net Earnings	—	—	—	—	—	48,033	48,033
Balance, March 31, 2023	(35,337)	$(995,618)	82,079	$41,039	$337,103	$1,202,268	$584,792

PROG HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Stock-Based Compensation
During the three months ended March 31, 2024, the Company issued 547,706 restricted stock units and 270,336 performance share units to certain employees, which vest over one to three-year periods for certain units and upon the achievement of specified performance conditions for other units. The weighted average fair value of the restricted stock and performance share awards was $29.41, which was based on the fair market value of the Company’s common stock on the dates of grant. The Company also issued 125,452 performance share units which may be earned after a three-year vesting period by achieving specified levels of total shareholder return ("TSR") of the Company’s common stock relative to the TSR of the S&P 600 Small Cap Index. The fair value of the TSR performance share units was $40.23, which was based on a grant date value using a Monte Carlo simulation model. The Company will recognize the grant date fair value of the restricted stock units and TSR performance share units as stock-based compensation expense over the requisite service period of one to three years. The Company will recognize the grant date fair value of the performance units as stock-based compensation expense over the estimated vesting period based on the Company's projected assessment of the performance conditions that are probable of being achieved in accordance with ASC 718, Stock-based Compensation.
Cybersecurity Incident
During the third quarter of 2023, Progressive Leasing experienced a cybersecurity incident affecting certain data and IT systems of Progressive Leasing. Promptly after detecting the incident, the Company engaged third-party cybersecurity experts and took immediate steps to respond to, remediate and investigate the incident. Law enforcement was also notified. Based on the Company's investigation, the Company determined that the data involved in the incident contained a substantial amount of personally identifiable information, including social security numbers, of Progressive Leasing's customers and other individuals. With the assistance of our cybersecurity experts, the Company located the Progressive Leasing customers and other individuals whose information was impacted and notified them, consistent with state and federal requirements. The Company also took a number of additional measures to demonstrate its continued support and commitment to data privacy and protection.
During the three months ended March 31, 2024, the Company incurred $0.1 million for costs related to the cybersecurity incident, resulting in aggregate expenses of $2.9 million since the incident occurred. These costs related primarily to third-party legal and consulting services and credit monitoring services for Progressive Leasing's customers and employees that were impacted. Those costs are included within professional services expense as a component of operating expenses in the condensed consolidated statements of earnings. At March 31, 2024, the Company had $0.4 million accrued for costs related to the cybersecurity incident, which are included in accounts payable and accrued expenses in the condensed consolidated balance sheets.
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

(In Thousands)	March 31, 2024			December 31, 2023
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Deferred Compensation Liability	$—	$2,520	$—	$—	$2,487	$—
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
The following table summarizes the fair value of the Company's debt and the loans receivable held by Vive and Four:

(In Thousands)	March 31, 2024			December 31, 2023
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Senior Notes	$—	$559,380	$—	$—	$559,500	$—
Loans Receivable, Net	$—	$—	$142,690	$—	$—	$148,466

PROG HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 3. LOANS RECEIVABLE
The following is a summary of the Company’s loans receivable, net:

(In Thousands)	March 31, 2024	December 31, 2023
Loans Receivable, Gross	$165,612	$176,845
Unamortized Fees	(8,687)	(9,402)
Loans Receivable, Amortized Cost	156,925	167,443
Allowance for Loan Losses	(38,997)	(40,620)
Loans Receivable, Net of Allowances and Unamortized Fees[1]	$117,928	$126,823
1 Loans Receivable, Net of Allowances and Unamortized Fees, attributable to Four was $10.3 million and $13.9 million as of March 31, 2024 and December 31, 2023, respectively.
The table below presents credit quality indicators of the amortized cost of the Company's loans receivable by origination year:

As of March 31, 2024 (In Thousands)	2024	2023	2022 and Prior	Revolving Loans	Total
FICO Score Category:
600 or Less	$—	$—	$—	$10,530	$10,530
Between 600 and 700	—	—	—	114,187	114,187
700 or Greater	—	—	—	17,280	17,280
No Score Identified	13,759	1,169	—	—	14,928
Total Amortized Cost	$13,759	$1,169	$—	$141,997	$156,925

Gross Charge-offs by Origination Year for the Three Months Ended March 31, 2024	$689	$1,935	$—	$11,799	$14,423
Included in the table below is an aging of the loans receivable, gross balance:

(Dollar Amounts in Thousands)
Aging Category	March 31, 2024	December 31, 2023
30-59 Days Past Due	5.6%	7.3%
60-89 Days Past Due	3.4%	3.8%
90 or More Days Past Due	5.5%	5.4%
Past Due Loans Receivable	14.5%	16.5%
Current Loans Receivable	85.5%	83.5%
Balance of Credit Card Loans on Nonaccrual Status	$4,359	$4,482
Balance of Loans Receivable Greater than 90 Days Past Due and Still Accruing Interest and Fees	$—	$—
The table below presents the components of the allowance for loan losses:

	Three Months Ended March 31,
(In Thousands)	2024	2023
Beginning Balance	$40,620	$42,428
Provision for Loan Losses	11,049	8,714
Charge-offs	(14,423)	(12,737)
Recoveries	1,751	1,376
Ending Balance	$38,997	$39,781

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
At March 31, 2024 and December 31, 2023, the Company had accrued $0.2 million and $1.2 million, respectively, for pending legal and regulatory matters for which it believes losses are probable and the amount of the loss can be reasonably estimated. The Company records its best estimate of the loss to legal and regulatory liabilities in accounts payable and accrued expenses in the condensed consolidated balance sheets. The Company estimates the aggregate range of reasonably possible loss in excess of accrued liabilities for such probable loss contingencies is immaterial. Those matters for which a probable loss cannot be reasonably estimated are not included within the estimated ranges.
At March 31, 2024, the Company estimated that the aggregate range of loss for all material pending legal and regulatory proceedings for which a loss is reasonably possible, but less likely than probable (i.e., excluding the contingencies described in the preceding paragraph), is immaterial. Those matters for which a reasonable estimate is not possible are not included within estimated ranges and, therefore, the estimated ranges do not represent the Company's maximum loss exposure. The Company’s estimates for legal and regulatory accruals, aggregate probable loss amounts and reasonably possible loss amounts are all subject to the uncertainties and variables described above.
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
Litigation Matters
On August 25, 2022, the Pennsylvania Attorney General filed a complaint against Progressive Leasing in the Philadelphia County Court of Common Pleas alleging, among other things, that Progressive Leasing was operating in the Commonwealth of Pennsylvania in violation of the Pennsylvania Rental Purchase Agreement Act by failing to disclose certain terms and conditions of rent-to-own ("RTO") transactions on "hang tags" physically attached to RTO merchandise. Although Progressive Leasing believed the Pennsylvania Attorney General's claims were without merit, it entered into a settlement agreement with the Attorney General in January 2024, pursuant to which the Attorney General agreed to release its claims against Progressive Leasing. The Court approved the settlement on January 26, 2024 resulting in a $1.0 million settlement, which was paid by the Company during the first quarter of 2024.
During the third quarter of 2023, Progressive Leasing experienced a cybersecurity incident affecting certain data and IT systems of Progressive Leasing. Promptly after detecting the incident, the Company engaged third-party cybersecurity experts and took immediate steps to respond to, remediate and investigate the incident. Law enforcement was also notified. Based on the Company's investigation, the Company determined that the data involved in the incident contained a substantial amount of personally identifiable information, including social security numbers, of Progressive Leasing's customers and other individuals. With the assistance of our cybersecurity experts, the Company located the Progressive Leasing customers and other individuals whose information was impacted and notified them, consistent with state and federal requirements. The Company

PROG HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
also took a number of additional measures to demonstrate its continued support and commitment to data privacy and protection. The investigation is nearly complete and the Company believes it has a full view of the compromised data.
As a result of the cybersecurity incident, Progressive Leasing has become subject to multiple lawsuits which allege, among other things, the incurrence of various types of damages arising out of the incident. As of the date of this Form 10-Q, all of these lawsuits have been consolidated into a single action in the United States District Court for the District of Utah (the "District Court") and the plaintiffs filed a consolidated complaint on April 19, 2024.
Progressive Leasing intends to vigorously defend itself against the lawsuit; however, at this time, the Company is unable to determine or predict the outcome of this lawsuit or reasonably provide an estimate or range of the possible losses, if any. The Company also maintains cybersecurity insurance coverage, subject to a $1.0 million retention, to limit the exposure to losses such as those related to the cybersecurity incident and lawsuits stemming therefrom; however, there can be no assurance that such insurance coverage will be adequate to cover all of the losses, costs and expenses related thereto or that the insurers will agree to cover such losses, costs and expenses.
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
Off-Balance Sheet Risk
The Company, through its Vive segment, had unconditionally cancellable unfunded lending commitments totaling $527.4 million and $523.9 million as of March 31, 2024 and December 31, 2023, respectively, that do not give rise to revenues and cash flows. These unfunded commitments arise in the ordinary course of business from credit card agreements with individual cardholders that give them the ability to borrow, against unused amounts, up to the maximum credit limit assigned to their account. While these unfunded amounts represent the total available unused lines of credit, the Company does not anticipate that all cardholders will utilize their entire available line at any given point in time. Commitments to extend unsecured credit are agreements to lend to a cardholder so long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

PROG HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 5. RESTRUCTURING EXPENSES
During 2022, the Company initiated restructuring activities intended to reduce expenses, consolidate certain segment corporate headquarters, and align the cost structure of the business with the Company's near-term revenue outlook. The Company continued such activities during the period and recorded restructuring expenses of $18.0 million during the three months ended March 31, 2024, resulting in aggregate expenses of $39.5 million since the inception of the restructuring activities in 2022. These costs were primarily comprised of early contract termination costs related to certain independent sales agreements, employee severance within Progressive Leasing, and operating lease right-of-use asset impairment charges related to the relocation of the Vive corporate headquarters to the Company's corporate office building and a reduction of management and information technology space. The Company will continue to monitor the impacts of changes in macroeconomic conditions on its businesses and may take additional steps to further adjust the Company's cost structure based on unfavorable changes in these conditions, which may result in further restructuring charges in future periods.
The following tables summarize restructuring charges recorded within operating expenses in the condensed consolidated statements of earnings for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31, 2024
(In Thousands)	Progressive Leasing	Vive	Other	Total
Severance	$4,106	$—	$—	$4,106
Right-of-Use Asset Impairment[1]	4,515	—	—	4,515
Property and Equipment Impairment	1,503	—	—	1,503
Early Contract Termination Costs	7,750	—	—	7,750
Other Restructuring Activities	140	—	—	140
Total Restructuring Expenses	$18,014	$—	$—	$18,014
1 To determine the amount of impairment for vacated office space, the fair value of the ROU asset is calculated based on the present value of the estimated net cash flows related to asset.

	Three Months Ended March 31, 2023
(In Thousands)	Progressive Leasing	Vive	Other	Total
Severance	$793	$—	$—	$793
Other Restructuring Activities	(36)	—	—	(36)
Total Restructuring Expenses	$757	$—	$—	$757
The following table summarizes the accrual and payment activity related to the restructuring program for the three months ended March 31, 2024 and 2023:

(In Thousands)	Severance	Early Contract Termination Costs	Other Restructuring Activities	Total
Balance at December 31, 2023	$2,675	$2,500	$—	$5,175
Charges	4,106	7,750	140	11,996
Cash Payments	(4,608)	(10,250)	(110)	(14,968)
Balance at March 31, 2024	$2,173	$—	$30	$2,203

(In Thousands)	Severance	Other Restructuring Activities	Total
Balance at December 31, 2022	$3,061	$42	$3,103
Charges	793	(36)	757
Cash Payments	(601)	(4)	(605)
Balance at March 31, 2023	$3,253	$2	$3,255

PROG HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 6. SEGMENTS
As of March 31, 2024, the Company has two reportable segments: Progressive Leasing and Vive.
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
Four is an innovative BNPL company that allows shoppers to pay for merchandise through four interest-free installments. Four is not a reportable segment for the three month periods ended March 31, 2024 and 2023 as its financial results are not material to the Company's condensed consolidated financial results. The revenues, loss before income taxes, and assets within Other below are primarily comprised of the operating activities of Four.
Disaggregated Revenue
The following table presents revenue by source and by segment for the three months ended March 31, 2024:

	Three Months Ended March 31, 2024
(In Thousands)	Progressive Leasing	Vive	Other	Total
Lease Revenues and Fees[1]	$620,550	$—	$—	$620,550
Interest and Fees on Loans Receivable[2]	—	16,051	5,269	21,320
Total	$620,550	$16,051	$5,269	$641,870
1 Revenue within the scope of ASC 842, Leases.
2 Revenue within the scope of ASC 310, Receivables. Also included within Interest and Fees on Loans Receivable is $1.4 million of subscription fee and interchange revenue within the scope of ASC 606, Revenue from Contracts with Customers.
The following table presents revenue by source and by segment for the three months ended March 31, 2023:

	Three Months Ended March 31, 2023
(In Thousands)	Progressive Leasing	Vive	Other	Total
Lease Revenues and Fees[1]	$637,082	$—	$—	$637,082
Interest and Fees on Loans Receivable[2]	—	17,153	905	18,058
Total	$637,082	$17,153	$905	$655,140
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

PROG HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The Company incurred various corporate overhead expenses for certain executive management, finance, treasury, tax, audit, legal, risk management, and other overhead functions during the three months ended March 31, 2024 and 2023. Corporate overhead expenses incurred are primarily reflected as expenses of the Progressive Leasing segment and an immaterial amount was allocated to the Vive segment and Other. The allocation of corporate overhead costs to Progressive Leasing, Vive and Other is consistent with how the chief operating decision maker analyzed performance and allocated resources among the segments of the Company during the three months ended March 31, 2024 and 2023. The following is a summary of earnings before income tax expense by segment:

	Three Months Ended March 31,
(In Thousands)	2024	2023
Earnings Before Income Tax Expense:
Progressive Leasing	$35,453	$71,051
Vive	918	2,163
Other	(4,804)	(5,627)
Total Earnings Before Income Tax Expense	$31,567	$67,587
During the three months ended March 31, 2024, the results of Progressive Leasing earnings before income tax expense were impacted by $18.0 million associated with the restructuring activities. These expenses were primarily comprised of early contract termination costs, operating lease right-of-use asset and other fixed asset impairment charges related to a reduction of office space, and employee severance costs.
The results of the Company's operating segments were not impacted by any significant unusual items during the three months ended March 31, 2023.
The following is a summary of total assets by segment:

(In Thousands)	March 31, 2024	December 31, 2023
Assets:
Progressive Leasing	$1,276,123	$1,286,587
Vive	136,521	141,028
Other	49,022	63,640
Total Assets	$1,461,666	$1,491,255

PROG HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table presents additional segment profit or loss information for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
(In Thousands)	2024	2023
Depreciation and Amortization:
Progressive Leasing	$7,231	$7,326
Vive	166	168
Other	621	485
Total Depreciation and Amortization[1]	$8,018	$7,979

Depreciation of Lease Merchandise:
Progressive Leasing	$431,571	$435,439
Vive	—	—
Other	—	—
Total Depreciation of Lease Merchandise	$431,571	$435,439

Interest Expense, Net:
Interest Expense:
Progressive Leasing	$9,993	$9,407
Vive	—	291
Other	—	—
Intercompany Elimination	(317)	—
Interest Income:
Progressive Leasing	$(1,426)	$(1,207)
Vive	—	—
Other	(317)	—
Intercompany Elimination	317	—
Total Interest Expense, Net	$8,250	$8,491

Capital Expenditures[2]:
Progressive Leasing	$1,405	$1,006
Vive	68	103
Other	623	569
Total Capital Expenditures	$2,096	$1,678
1 Excludes depreciation of lease merchandise, which is not included in the chief operating decision maker's measure of depreciation and amortization.
2 Capital expenditures primarily consists of internal-use software, as well as computer hardware and furniture and equipment.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Special Note Regarding Forward-Looking Information: Except for historical information contained herein, the matters set forth in this Form 10-Q are forward-looking statements. These statements are based on management’s current expectations and plans, which involve risks and uncertainties. Such forward-looking statements generally can be identified by the use of forward-looking terminology such as "anticipate," "believe," "could," "estimate," "expect," "intend," "plan," "project," "would," "should," and similar expressions. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the filing date of this Quarterly Report and which involve risks and uncertainties that may cause actual results to differ materially from those set forth in these statements. These risks and uncertainties include factors that could cause our actual results and financial condition to differ materially from those expressed or implied in our forward-looking statements. Such risks and uncertainties include, among others, those discussed in "Item 1A. Risk Factors" in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (the "2023 Annual Report") and in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2024. Except as required by law, the Company undertakes no obligation to update these forward-looking statements to reflect subsequent events or circumstances after the filing date of this Quarterly Report.
The following discussion should be read in conjunction with the condensed consolidated financial statements as of and for the three months ended March 31, 2024 and 2023, including the notes to those statements, appearing elsewhere in this report. We also suggest that management’s discussion and analysis appearing in this report be read in conjunction with the management’s discussion and analysis and consolidated financial statements included in our 2023 Annual Report.
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
Four Technologies, Inc. ("Four") is a Buy Now, Pay Later ("BNPL") company that allows shoppers to pay for merchandise through four interest-free installments. Four’s proprietary platform capabilities and its base of customers and retailers expand PROG Holdings’ ecosystem of financial technology offerings by introducing a payment solution that further diversifies the Company's consumer financial technology offerings. Shoppers use Four to purchase furniture, clothing, electronics, health and beauty products, footwear, jewelry, and other consumer goods from retailers across the United States. Four is not expected to be a reportable segment in 2024 as its financial results are not expected to be material to the Company's consolidated financial results in 2024. Four's financial results are reported within "Other" for segment reporting purposes.
Macroeconomic and Business Environment
The Company continues to operate in a challenging macroeconomic environment. We believe the higher year-over-year inflation in 2023, which remained elevated in 2024, particularly in housing, food, and gas costs, has disproportionately negatively affected the customers we serve and has resulted in an unfavorable impact on our Gross Merchandise Volume ("GMV") during 2023 and 2024. While the rate of increase in inflation has slowed, the cost of living remains significantly higher than it was prior to the COVID-19 pandemic, and we believe inflation continues to present a challenge to our customers. We believe the significant increase in inflation, elevated interest rates for extended periods, and fears of a possible recession have also unfavorably impacted consumer confidence within our customer base, resulting in a decrease in demand for the types of merchandise offered by many of our key national and regional POS partners. In light of these macroeconomic challenges and to align the cost structure of our business with our near-term revenue outlook, the Company executed a number of cost reduction initiatives during 2022, 2023 and the first quarter of 2024 to drive efficiencies and right-size variable costs, while attempting to minimize the negative impact on growth-related initiatives.

Cybersecurity Incident
During the third quarter of 2023, Progressive Leasing experienced a cybersecurity incident affecting certain data and IT systems of Progressive Leasing. Promptly after detecting the incident, the Company engaged third-party cybersecurity experts and took immediate steps to respond to, remediate and investigate the incident. Law enforcement was also notified. Based on the Company's investigation, the Company determined that the data involved in the incident contained a substantial amount of personally identifiable information, including social security numbers, of Progressive Leasing's customers and other individuals. With the assistance of our cybersecurity experts, the Company located the Progressive Leasing customers and other individuals whose information was impacted and notified them, consistent with state and federal requirements. The Company also took a number of additional measures to demonstrate its continued support and commitment to data privacy and protection.
As a result of this cybersecurity incident, Progressive Leasing has become subject to multiple lawsuits which allege, among other things, the incurrence of various types of damages arising out of the incident. As of the date of this Form 10-Q, all of these lawsuits have been consolidated into a single action in the United States District Court for the District of Utah (the "District Court") and the plaintiffs filed a consolidated complaint on April 19, 2024.
Progressive Leasing intends to vigorously defend itself against the lawsuit; however, at this time, the Company is unable to determine or predict the outcome of this lawsuit or reasonably provide an estimate or range of the possible losses, if any. The Company also maintains cybersecurity insurance coverage, subject to a $1.0 million retention, to limit the exposure to losses and related costs and expenses, such as those related to the cybersecurity incident and lawsuits stemming therefrom; however, there can be no assurance that such insurance coverage will be adequate to cover all of the costs and expenses related thereto or that the insurers will agree to cover all such losses, costs and expenses.
During the three months ended March 31, 2024, the Company incurred $0.1 million for actual and anticipated costs related to the cybersecurity incident, resulting in aggregate expenses of $2.9 million since the incident occurred. These costs related primarily to third-party legal and consulting services and credit monitoring services for Progressive Leasing's customers and employees that were impacted and are included within professional services expense as a component of operating expenses in the condensed consolidated statements of earnings.
Highlights
The following summarizes significant financial highlights from the three months ended March 31, 2024:
•We reported revenues of $641.9 million, a decrease of 2.0% compared to the first quarter of 2023. The decrease in revenues was primarily due to a smaller lease portfolio, which was a result of decreased customer demand for many of the products offered by our POS partners. The decline in revenues was partially offset by an increase in revenue from our Other operations, primarily from our Four business.
•GMV for Progressive Leasing was relatively flat compared to the first quarter of 2023, decreasing $0.2 million. GMV decreased $4.9 million for Vive in the first quarter of 2024, compared to the same period in the prior year. The decrease for Vive was due to a decline in customer demand for products offered by certain Vive POS partners, resulting in fewer loan originations. GMV from our Other operations increased by $35.2 million, due to an increase in Four loan originations in the first quarter of 2024 compared to the first quarter of 2023.
•Earnings before income taxes decreased to $31.6 million compared to $67.6 million in the same period in 2023. The decrease was primarily driven by increased restructuring costs, lower revenues, higher write-offs, and an increase in certain additional operating expenses. These decreases to earnings before income taxes were partially offset by lower personnel costs resulting from cost reduction initiatives.

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
The following table presents our GMV for the Company for the periods presented:

	Three Months Ended March 31,		Change
(Unaudited and In Thousands)	2024	2023	$	%
Progressive Leasing	$418,512	$418,683	$(171)	—%
Vive	31,602	36,530	(4,928)	(13.5)
Other	48,791	13,607	35,184	nmf
Total GMV	$498,905	$468,820	$30,085	6.4%
nmf - Calculation is not meaningful
Progressive Leasing's GMV was relatively flat compared to the first quarter of 2023. E-commerce channels generated 16.3% of Progressive Leasing's GMV in the first quarter of 2024 compared to 16.9% in the first quarter of 2023. The decrease in Vive's GMV was primarily a result of a decline in customer demand for products offered by certain Vive POS partners, resulting in fewer loan approvals. GMV from Other increased primarily due to an increase in Four loan originations.
Active Customer Count. Our active customer count represents the total number of customers that have an active lease agreement with Progressive Leasing, or an active loan with Vive or Other. Active customer counts include customers that may have an active lease or loan agreement with more than one segment. The following table presents our active customer count for each segment and Other:

As of March 31 (Unaudited and In Thousands)	2024	2023
Active Customer Count:
Progressive Leasing	819	861
Vive	83	89
Other	99	28
The decrease in the number of Progressive Leasing customers was primarily due to a decrease in customer demand for the types of merchandise typically purchased through our lease-to-own solutions. The decrease in Vive customers was primarily due to a reduction in loan originations compared to the same period in the prior year, resulting from a decrease in consumer demand for products offered by certain Vive POS partners. The increase in the number of customers for Other was the result of continued growth in our other strategic businesses, primarily our Four business.

Key Components of Earnings Before Income Tax Expense
In this MD&A section, we review our condensed consolidated results. For the three months ended March 31, 2024 and the comparable prior year period, some of the key revenue, cost and expense items that affected earnings before income taxes were as follows:
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
Operating Expenses. Operating expenses include personnel costs, the provision for loan losses, restructuring expenses, sales acquisition expense, computer software expense, stock-based compensation expense, intangible asset amortization, professional services expense, advertising, bank service charges, fixed asset depreciation, occupancy costs, and decisioning expense, among other expenses.
Interest Expense, Net. Interest expense, net consists of interest incurred on the Company's Senior Notes and senior secured revolving credit facility (the "Revolving Facility"). Interest expense is presented net of interest income earned on the Company's deposits in cash and cash equivalents.

Results of Operations – Three months ended March 31, 2024 and 2023

	Three Months Ended March 31,		Change
(In Thousands)	2024	2023	$	%
REVENUES:
Lease Revenues and Fees	$620,550	$637,082	$(16,532)	(2.6)%
Interest and Fees on Loans Receivable	21,320	18,058	3,262	18.1
	641,870	655,140	(13,270)	(2.0)
COSTS AND EXPENSES:
Depreciation of Lease Merchandise	431,571	435,439	(3,868)	(0.9)
Provision for Lease Merchandise Write-Offs	43,141	38,364	4,777	12.5
Operating Expenses	127,341	105,259	22,082	21.0
	602,053	579,062	22,991	4.0
OPERATING PROFIT	39,817	76,078	(36,261)	(47.7)
Interest Expense, Net	(8,250)	(8,491)	241	2.8
EARNINGS BEFORE INCOME TAX EXPENSE	31,567	67,587	(36,020)	(53.3)
INCOME TAX EXPENSE	9,601	19,554	(9,953)	(50.9)
NET EARNINGS	$21,966	$48,033	$(26,067)	(54.3)%
Revenues
Information about our revenues by source and reportable segment is as follows:

	Three Months Ended March 31, 2024				Three Months Ended March 31, 2023
(In Thousands)	Progressive Leasing	Vive	Other	Total	Progressive Leasing	Vive	Other	Total
Lease Revenues and Fees	$620,550	$—	$—	$620,550	$637,082	$—	$—	$637,082
Interest and Fees on Loans Receivable	—	16,051	5,269	21,320	—	17,153	905	18,058
Total	$620,550	$16,051	$5,269	$641,870	$637,082	$17,153	$905	$655,140
The decrease in Progressive Leasing revenues was primarily the result of a smaller lease portfolio at the beginning of the quarter as compared to the first quarter of 2023 due to a decrease in customer demand for many of the products offered by our POS partners. Vive revenues declined primarily due to a smaller loan portfolio in the first quarter of 2024 as compared to the first quarter of 2023, resulting from a 19.4% decrease in GMV for the year ended 2023 compared to 2022. The increase to Other revenue was primarily driven by an increase in Four's GMV as compared to the first quarter of 2023.

Operating Expenses
Information about certain significant components of operating expenses for the first quarter of 2024 as compared to the first quarter of 2023 is as follows:

	Three Months Ended March 31,		Change
(In Thousands)	2024	2023	$	%
Personnel Costs[1]	$44,705	$47,061	$(2,356)	(5.0)%
Stock-Based Compensation	6,642	5,415	1,227	22.7
Occupancy Costs	1,367	1,383	(16)	(1.2)
Advertising	3,694	3,322	372	11.2
Professional Services	6,546	4,557	1,989	43.6
Sales Acquisition Expense[2]	7,905	7,246	659	9.1
Computer Software Expense[3]	7,287	6,247	1,040	16.6
Bank Service Charges	2,952	2,915	37	1.3
Other Sales, General and Administrative Expense	9,162	9,663	(501)	(5.2)
Sales, General and Administrative Expense[4]	90,260	87,809	2,451	2.8
Provision for Loan Losses	11,049	8,714	2,335	26.8
Depreciation and Amortization	8,018	7,979	39	0.5
Restructuring Expense	18,014	757	17,257	nmf
Operating Expenses	$127,341	$105,259	$22,082	21.0%
nmf - Calculation is not meaningful
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
4 Progressive Leasing's sales, general and administrative expense was $76.6 million and $75.9 million during the three months ended March 31, 2024 and 2023, respectively.
Personnel costs decreased $2.4 million compared to the same period in 2023, primarily due to a $2.5 million decrease at Progressive Leasing attributable to its reduction in the number of employees during the first quarter of 2024 as part of its restructuring activities. The decreases were partially offset by a $0.2 million increase at Four and our other businesses due to continued growth of operations.
Professional services increased $2.0 million compared to the same period in 2023, due primarily to higher technology related costs. Professional services in the prior year period was also impacted by the benefit of $0.5 million of regulatory insurance recoveries that were received during the first quarter of 2023.
The provision for loan losses increased $2.3 million compared to the same period in 2023. The increase is primarily the result of a $1.9 million increase at Four due to continued growth of the business. The provision for loan losses at Vive increased $0.4 million due to higher delinquencies and write-offs compared to the same period in 2023.
Restructuring expense increased $17.3 million due to additional restructuring activities during the three months ended March 31, 2024. For the three months ended March 31, 2024, restructuring costs included $7.8 million associated with the early termination of an independent sales agent agreement, $6.0 million of operating lease right-of-use asset and other fixed asset impairment charges related to the reduction of Progressive Leasing office space, $4.1 million of employee severance within Progressive Leasing and $0.1 million of other restructuring costs. For the same period in 2023, restructuring costs were limited to $0.8 million of employee severance within Progressive Leasing.
Other Costs and Expenses
Depreciation of lease merchandise. Depreciation of lease merchandise decreased by 0.9% during the three months ended March 31, 2024 compared to the same period in 2023. The decrease was primarily due to the decline in the size of the Company's lease portfolio, resulting from decreased consumer demand for many of the leasable products offered by Progressive Leasing's retail partners. As a percentage of total lease revenues and fees, depreciation of lease merchandise increased to 69.5% from 68.3% in the prior year quarter, primarily due to a normalized level of early buyouts during the three months ended March 31, 2024 as compared to a relatively lower level of early buyouts during the same period in 2023.

Provision for lease merchandise write-offs. The provision for lease merchandise write-offs increased $4.8 million compared to the same period in 2023. The provision for lease merchandise write-offs as a percentage of lease revenues increased to 7.0% during the first quarter of 2024 from 6.0% in the same period in 2023. The increase was due to higher write-offs compared to the lower write-offs during same period in 2023 that resulted from the Company tightening its lease decisioning in mid-2022. Given the significant economic uncertainty resulting from inflation, elevated interest rates for a prolonged period of time, the resumption of student loan repayment obligations, and the potential effects of such developments on Progressive Leasing's POS partners, customers, and business going forward, a high level of estimation was involved in determining the allowance as of March 31, 2024. Actual lease merchandise write-offs could differ materially from the allowance for those write-offs.
Interest expense, net. Information about interest expense and interest income is as follows:

	Three Months Ended March 31,		Change
(In Thousands)	2024	2023	$	%
Interest Expense, Net:
Interest Expense	$9,676	$9,698	$(22)	(0.2)%
Interest Income	(1,426)	(1,207)	(219)	18.1
Total Interest Expense, Net	$8,250	$8,491	$(241)	(2.8)%
Earnings Before Income Tax Expense
Information about our earnings before income tax expense by reportable segment is as follows:

	Three Months Ended March 31,		Change
(In Thousands)	2024	2023	$	%
EARNINGS BEFORE INCOME TAX EXPENSE:
Progressive Leasing	$35,453	$71,051	$(35,598)	(50.1)%
Vive	918	2,163	(1,245)	(57.6)
Other	(4,804)	(5,627)	823	14.6
Total Earnings Before Income Tax Expense	$31,567	$67,587	$(36,020)	(53.3)%
The loss before income tax expense within Other primarily relates to losses from our other strategic operations and Four. Factors impacting the change in earnings before income taxes for each reporting segment are discussed above.
Income Tax Expense
Income tax expense decreased to $9.6 million for the three months ended March 31, 2024 compared to $19.6 million in the prior year comparable period, primarily due to lower earnings before income tax expense. The effective income tax rate for the three months ended March 31, 2024 was 30.4% compared to 28.9% for the same period in 2023. The increase in the effective tax rate was primarily driven by discrete income tax expense related to uncertain tax position liabilities on lower earnings before income tax, partially offset by a favorable change in income tax expense related to stock-based compensation.

Overview of Financial Position
The major changes in the condensed consolidated balance sheet from December 31, 2023 to March 31, 2024 include:
•Cash and cash equivalents increased $97.4 million to $252.8 million during the three months ended March 31, 2024. For additional information, refer to the "Liquidity and Capital Resources" section below.
•Lease merchandise, net of accumulated depreciation and allowances, decreased $76.0 million due primarily to a 23.6% decrease in Progressive Leasing's GMV for the first quarter of 2024 as compared to the fourth quarter of 2023 as well as seasonally higher early purchase exercises during the first quarter.
•Income tax receivable decreased $21.3 million primarily due to current tax expense and net tax refunds received during the three months ended March 31, 2024.

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
Our capital requirements have been financed through:
•cash flows from operations;
•private debt offerings;
•bank debt; and
•stock offerings.
As of March 31, 2024, the Company had $252.8 million of cash, $350.0 million of availability under the Revolving Facility, and $600.0 million of indebtedness.
Cash Provided by Operating Activities
Cash provided by operating activities was $135.7 million and $157.4 million during the three months ended March 31, 2024 and 2023, respectively. The $21.7 million decrease in operating cash flows was primarily due to the $7.3 million decrease in cash received on accounts receivable and $6.9 million increase in cash paid on accounts payable compared to the same period in 2023. Operating cash flows were positively impacted by $3.8 million of tax refunds received during the three months ended March 31, 2024, compared to $2.5 million of cash paid for taxes during the same period in 2023. Other changes in cash provided by operating activities are discussed above in our discussion of results for the three months ended March 31, 2024.
Cash Used in Investing Activities
Cash used in investing activities was $3.6 million and $0.6 million during the three months ended March 31, 2024 and 2023, respectively. The $3.0 million increase in investing cash outflows was primarily the result of a $33.9 million increase in cash investments in loans receivable and a $0.4 million increase in outflows on purchases of property and equipment. These cash outflow increases were partially offset by a $31.3 million increase in proceeds from loans receivable.
Cash Used in Financing Activities
Cash used in financing activities was $34.7 million during the three months ended March 31, 2024 compared to $38.9 million during the same period in 2023. Cash used in financing activities during the three months ended March 31, 2024 was primarily for the Company's repurchase of $24.4 million of its common stock and $5.2 million paid for cash dividends, compared to $36.5 million of share repurchases and no cash paid for dividends during the same period in the prior year.

Share Repurchases
We purchase our stock in the market from time to time as authorized by our Board of Directors. Effective November 3, 2021, the Company announced that its Board of Directors had authorized a new $1 billion share repurchase program that replaced the previous $300 million repurchase program. On February 21, 2024, the Company's Board of Directors reauthorized the repurchase of Company common stock at an aggregate purchase price of up to $500 million under the Company's existing share repurchase program, with such reauthorized share repurchase program to be extended for a period of three years from February 21, 2024, or until the $500 million aggregate purchase price of Company common stock purchased pursuant to the reauthorized share repurchase program has been met, whichever occurs first. The Company repurchased 780,562 shares for $24.4 million during the three months ended March 31, 2024. That amount does not include any excise tax that may be assessed on those repurchases. As of March 31, 2024, we had the authority to purchase additional shares up to our remaining authorization limit of $475.6 million.
Dividends
On February 21, 2024, our Board of Directors declared a quarterly cash dividend in the amount of $0.12 per share of outstanding common stock, which was paid on March 28, 2024. Aggregate dividend payments during the three months ended March 31, 2024 were $5.2 million. While we expect to continue paying quarterly cash dividends in future periods, the future payment of dividends, if permitted, will be at the sole discretion of our Board of Directors and will depend on our capital allocation strategy at that time as well as other factors, including our earnings, financial condition, and other considerations that our Board of Directors deems relevant.
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
As of March 31, 2024, the Company had no outstanding balance and $350.0 million remaining available for borrowings on the Revolving Facility. The Revolving Facility includes an uncommitted incremental facility increase option ("Incremental Facilities") which, subject to certain terms and conditions, permits the Company at any time prior to the maturity date to request an increase in extensions of credit available thereunder by an aggregate additional principal amount of up to $300.0 million.
Our Revolving Facility contains certain financial covenants, which include requirements that the Company maintain ratios of (i) total net debt to EBITDA of no more than 2.50:1.00 and (ii) consolidated interest coverage of no less than 3.00:1.00. The Company will be in default under the Revolving Facility if it fails to comply with these covenants, and all borrowings outstanding may become due immediately. Additionally, under the Revolving Facility, if the total net debt to EBITDA, as defined by the Revolving Facility, exceeds 1.25, the revolver becomes fully secured for the remaining duration of the Revolving Facility term. As of June 30, 2022, the Company exceeded the 1.25 total net debt to EBITDA ratio and the Revolving Facility became fully secured. At March 31, 2024, we were in compliance with the financial covenants set forth in the Revolving Facility and believe that we will continue to be in compliance in the future.
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
The indenture discussed above contains various other covenants and obligations to which the Company and its subsidiaries are subject while the Senior Notes are outstanding. The covenants in the indenture may limit the extent to which, or the ability of the Company and its subsidiaries to, among other things: (i) incur additional debt and guarantee debt; (ii) pay dividends or make other distributions or repurchase or redeem capital stock; (iii) prepay, redeem or repurchase certain debt; (iv) issue certain preferred stock or similar equity securities; (v) make loans and investments; (vi) sell assets; (vii) incur liens; (viii) enter into transactions with affiliates; (ix) enter into agreements restricting the ability of the Company’s subsidiaries to pay dividends; and (x) consolidate, merge or sell all or substantially all of the Company’s assets. The indenture also contains customary events of default for transactions of this type and amount. We were in compliance with these covenants at March 31, 2024 and believe that we will continue to be in compliance in the future.

Commitments
Income Taxes
During the three months ended March 31, 2024, we received net tax refunds of $3.8 million. Within the next nine months, we anticipate making estimated tax payments of $51.1 million for United States federal income taxes and state income taxes.
Deferred income tax liabilities as of March 31, 2024 were $95.7 million. Deferred income tax liabilities are calculated based on temporary differences between the tax basis of assets and liabilities and their respective book basis, which will result in taxable amounts in future years when the liabilities are settled at their reported financial statement amounts. The results of these calculations do not have a direct connection with the amount of cash taxes to be paid in any future periods.
Leases
We lease management and information technology space for corporate functions as well as storage space for our hub facilities under operating leases expiring at various times through 2027. Our corporate and segment management office leases contain renewal options for additional periods ranging from three to five years.
Contractual Obligations and Commitments
Future interest payments on the Company's variable-rate debt are based on a rate per annum equal to, at our option, (i) the Secured Overnight Financing Rate ("SOFR") plus a margin within the range of 1.5% to 2.5% for revolving loans, based on total leverage, or (ii) the administrative agent's base rate plus a margin ranging from 0.5% to 1.5%, as specified in the agreement. Future interest payments related to our Revolving Facility are based on the borrowings outstanding at that time. Future interest payments may be different depending on future borrowing activity and interest rates. The Company had no outstanding borrowings under the Revolving Facility as of March 31, 2024.
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
Unfunded Lending Commitments
The Company, through its Vive business, had unconditionally cancellable unfunded lending commitments totaling approximately $527.4 million and $523.9 million as of March 31, 2024 and December 31, 2023, respectively, that do not give rise to revenues and cash flows. These unfunded commitments arise in the ordinary course of business from credit card agreements with individual cardholders that give them the ability to borrow, against unused amounts, up to the maximum credit limit assigned to their account. While these unfunded amounts represented the total available unused lines of credit, the Company does not anticipate that all cardholders will utilize their entire available line at any given point in time. Commitments to extend unsecured credit are agreements to lend to a cardholder so long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.
Critical Accounting Policies
Refer to the 2023 Annual Report.
Recent Accounting Pronouncements
Refer to Note 1 to the condensed consolidated financial statements for a discussion of recently issued accounting pronouncements, including pronouncements that were adopted in the current year.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As of March 31, 2024, we had no outstanding borrowings under our Revolving Facility. Borrowings under the Revolving Facility are indexed to the SOFR or the prime rate, which exposes us to the risk of increased interest costs if interest rates rise. Based on the fact that the Company had no variable-rate debt outstanding as of March 31, 2024, a hypothetical 1.0% increase or decrease in interest rates would not affect interest expense.
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
Changes in Internal Control Over Financial Reporting.
There were no changes in the Company’s internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, during the three months ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
ITEM 1A.RISK FACTORS
The Company does not have any updates to its risk factors disclosure from that previously reported in the 2023 Annual Report.
ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table presents our share repurchase activity for the three months ended March 31, 2024:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs [1]
January 1, 2024 through January 31, 2024	—	$—	—	$197,702,595
February 1, 2024 through February 29, 2024	250,000	30.03	250,000	492,492,029
March 1, 2024 through March 31, 2024	530,562	31.91	530,562	475,563,100
Total	780,562		780,562
1 Share repurchases are conducted under authorizations made from time to time by the Company’s Board of Directors. The authorization effective November 3, 2021, provided the Company with the ability to repurchase shares up to a maximum amount of $1 billion. On February 21, 2024, the Company announced that its Board of Directors had reauthorized the repurchase of Company common stock up to an aggregate purchase price of $500 million under the Company's existing share repurchase program. Subject to the terms of the Board's authorization and applicable law, repurchases may be made at such times and in such amounts as the Company deems appropriate. Repurchases may be discontinued at any time.
ITEM 3.DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.OTHER INFORMATION
None.

ITEM 6.EXHIBITS

EXHIBIT NO.	DESCRIPTION OF EXHIBIT

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from this Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in Inline XBRL (included in Exhibit 101)

*Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROG Holdings, Inc.
(Registrant)

Date:	April 24, 2024	By:	/s/ BRIAN GARNER
Brian Garner
Chief Financial Officer
(Principal Financial Officer)

Date:	April 24, 2024	By:	/s/ MATT SEWELL
Matt Sewell
Vice President, Financial Reporting
(Principal Accounting Officer)