Form 10-Q
period 2024-06-30
PROG Holdings, Inc.
filed 2024-07-24
CIK 1808834

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ________________________________
 FORM 10-Q
________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED June 30, 2024
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

Large Accelerated Filer	☒		Accelerated Filer	☐

Non-Accelerated Filer	☐	(Do not check if a smaller reporting company)	Smaller Reporting Company	☐

Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act				☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
    Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class	Shares Outstanding as of July 19, 2024
Common Stock, $0.50 Par Value	42,321,995

PROG HOLDINGS, INC.

PART I – FINANCIAL INFORMATION
ITEM 1.FINANCIAL STATEMENTS
PROG HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	June 30, 2024	December 31, 2023
	(In Thousands, Except Share Data)
ASSETS:
Cash and Cash Equivalents	$250,134	$155,416
Accounts Receivable (net of allowances of $64,682 in 2024 and $64,180 in 2023)	61,453	67,879
Lease Merchandise (net of accumulated depreciation and allowances of $434,348 in 2024 and $423,466 in 2023)	563,594	633,427
Loans Receivable (net of allowances and unamortized fees of $48,937 in 2024 and $50,022 in 2023)	119,322	126,823
Property and Equipment, Net	21,505	24,104
Operating Lease Right-of-Use Assets	4,116	9,271
Goodwill	296,061	296,061
Other Intangibles, Net	81,776	91,664
Income Tax Receivable	10,354	32,918
Deferred Income Tax Assets	2,368	2,981
Prepaid Expenses and Other Assets	50,024	50,711
Total Assets	$1,460,707	$1,491,255
LIABILITIES & SHAREHOLDERS’ EQUITY:
Accounts Payable and Accrued Expenses	$150,337	$151,259
Deferred Income Tax Liabilities	87,252	104,838
Customer Deposits and Advance Payments	34,746	35,713
Operating Lease Liabilities	13,605	15,849
Debt	592,914	592,265
Total Liabilities	878,854	899,924
Commitments and Contingencies (Note 4)
SHAREHOLDERS' EQUITY:
Common Stock, Par Value $0.50 Per Share: Authorized: 225,000,000 Shares at June 30, 2024 and December 31, 2023; Shares Issued: 82,078,654 at June 30, 2024 and December 31, 2023	41,039	41,039
Additional Paid-in Capital	347,552	352,421
Retained Earnings	1,338,201	1,293,073
	1,726,792	1,686,533
Less: Treasury Shares at Cost
Common Stock: 39,763,190 Shares at June 30, 2024 and 38,404,527 at December 31, 2023	(1,144,939)	(1,095,202)
Total Shareholders’ Equity	581,853	591,331
Total Liabilities & Shareholders’ Equity	$1,460,707	$1,491,255
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

PROG HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In Thousands, Except Per Share Data)
REVENUES:
Lease Revenues and Fees	$570,516	$574,839	$1,191,066	$1,211,921
Interest and Fees on Loans Receivable	21,645	18,007	42,965	36,065
	592,161	592,846	1,234,031	1,247,986
COSTS AND EXPENSES:
Depreciation of Lease Merchandise	384,799	384,874	816,370	820,313
Provision for Lease Merchandise Write-offs	43,783	40,965	86,924	79,329
Operating Expenses	107,901	107,710	235,242	212,969
	536,483	533,549	1,138,536	1,112,611
OPERATING PROFIT	55,678	59,297	95,495	135,375
Interest Expense, Net	(7,339)	(7,283)	(15,589)	(15,774)
EARNINGS BEFORE INCOME TAX EXPENSE	48,339	52,014	79,906	119,601
INCOME TAX EXPENSE	14,565	14,796	24,166	34,350
NET EARNINGS	$33,774	$37,218	$55,740	$85,251
EARNINGS PER SHARE
Basic	$0.79	$0.80	$1.29	$1.81
Assuming Dilution	$0.77	$0.79	$1.26	$1.79
CASH DIVIDENDS DECLARED PER SHARE:
Common Stock	$0.12	$—	$0.24	$—
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	42,955	46,474	43,325	47,160
Assuming Dilution	43,721	46,896	44,124	47,514
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

PROG HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2024	2023
	(In Thousands)
OPERATING ACTIVITIES:
Net Earnings	$55,740	$85,251
Adjustments to Reconcile Net Earnings to Cash Provided by Operating Activities:
Depreciation of Lease Merchandise	816,370	820,313
Other Depreciation and Amortization	14,515	15,895
Provisions for Accounts Receivable and Loan Losses	174,822	161,237
Stock-Based Compensation	13,737	12,260
Deferred Income Taxes	(16,973)	(21,190)
Impairment of Assets	6,018	—
Non-Cash Lease Expense	(1,603)	(1,482)
Other Changes, Net	(155)	(2,506)
Changes in Operating Assets and Liabilities:
Additions to Lease Merchandise	(836,084)	(803,250)
Book Value of Lease Merchandise Sold or Disposed	89,549	82,096
Accounts Receivable	(145,312)	(132,460)
Prepaid Expenses and Other Assets	377	(857)
Income Tax Receivable and Payable	26,206	(44)
Accounts Payable and Accrued Expenses	(5,113)	(5,442)
Customer Deposits and Advance Payments	(967)	(4,441)
Cash Provided by Operating Activities	191,127	205,380
INVESTING ACTIVITIES:
Investments in Loans Receivable	(172,513)	(90,746)
Proceeds from Loans Receivable	158,644	84,491
Outflows on Purchases of Property and Equipment	(3,999)	(4,388)
Other Proceeds	46	13
Cash Used in Investing Activities	(17,822)	(10,630)
FINANCING ACTIVITIES:
Dividends Paid	(10,346)	—
Acquisition of Treasury Stock	(61,177)	(71,836)
Issuance of Stock Under Stock Option and Employee Purchase Plans	799	606
Cash Paid for Shares Withheld for Employee Taxes	(7,863)	(2,533)
Debt Issuance Costs	—	(29)
Cash Used in Financing Activities	(78,587)	(73,792)
Increase in Cash and Cash Equivalents	94,718	120,958
Cash and Cash Equivalents at Beginning of Period	155,416	131,880
Cash and Cash Equivalents at End of Period	$250,134	$252,838
Net Cash Paid During the Period:
Interest	$18,461	$18,531
Income Taxes	$12,728	$53,624
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
PROG Holdings’ ecosystem of financial technology offerings also includes Four Technologies, Inc. ("Four"), a Buy Now, Pay Later ("BNPL") company that allows shoppers to pay for merchandise through four interest-free installments. Shoppers use Four to purchase furniture, clothing, electronics, health and beauty products, footwear, jewelry, and other consumer goods from retailers across the United States. Four is not a reportable segment for the three and six month periods ended June 30, 2024 as its financial results are not material to the Company's condensed consolidated financial results.
Basis of Presentation
The preparation of the Company's condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States ("U.S. GAAP") for interim financial information requires management to make estimates and assumptions that affect the amounts reported in these condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Management does not believe these estimates or assumptions will change significantly in the future absent unidentified and unforeseen events, such as the possible direct or indirect impacts associated with elevated inflation, increasing unemployment rates, and/or the possibility of a recession in the United States.
The accompanying unaudited condensed consolidated financial statements do not include all information required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments, which are of a normal recurring nature, considered necessary for a fair presentation have been included in the accompanying unaudited condensed consolidated financial statements. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2023 (the "2023 Annual Report") filed with the United States Securities and Exchange Commission on February 21, 2024. The results of operations for the three and six months ended June 30, 2024 are not necessarily indicative of operating results for the full year.
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

	Three Months Ended June 30,		Six Months Ended June 30,
(Shares In Thousands)	2024	2023	2024	2023
Weighted Average Shares Outstanding	42,955	46,474	43,325	47,160
Dilutive Effect of Share-Based Awards	766	422	799	354
Weighted Average Shares Outstanding Assuming Dilution	43,721	46,896	44,124	47,514
Approximately 496,000 and 647,000 weighted-average share-based awards were excluded from the computation of earnings per share assuming dilution during the three and six months ended June 30, 2024, respectively, as the awards would have been anti-dilutive for the periods presented.
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
Accounts Receivable
Accounts receivable consist primarily of receivables due from customers of Progressive Leasing and amounted to $61.5 million and $67.9 million, net of allowances, as of June 30, 2024 and December 31, 2023, respectively.
The Company maintains an accounts receivable allowance, which primarily relates to its Progressive Leasing operations and, to a lesser extent, receivables from Vive's POS partners. The Company’s policy is to record an allowance for uncollectible renewal payments based on historical collection experience. Other qualitative factors, such as current and forecasted business trends, are considered in estimating the allowance. Given the significant uncertainty regarding the impacts of inflation, elevated interest rates, and/or unemployment rates on our business, a high level of estimation was involved in determining the allowance as of June 30, 2024. Therefore, actual future accounts receivable write-offs may differ materially from the allowance. The provision for uncollectible renewal payments is recorded as a reduction of lease revenues and fees within the condensed consolidated statements of earnings. For customer lease agreements that are past due, the Company's policy is to write off lease receivables after 120 days.
Vive's allowance for uncollectible merchant accounts receivable, which primarily relates to cardholder returns and refunds, and is an immaterial amount related to Vive's bad debt expense, is recorded within operating expenses in the condensed consolidated statements of earnings. See below for a discussion of Vive's loans receivable and related allowance for loan losses.

PROG HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table shows the components of the accounts receivable allowance:

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2024	2023	2024	2023
Beginning Balance	$64,272	$65,170	$64,180	$69,264
Net Book Value of Accounts Written Off	(86,548)	(83,135)	(171,835)	(169,198)
Recoveries	9,576	9,727	20,599	21,746
Accounts Receivable Provision	77,382	73,782	151,738	143,732
Ending Balance	$64,682	$65,544	$64,682	$65,544
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
The Company records a provision for write-offs using the allowance method. The allowance method for lease merchandise write-offs estimates the merchandise losses incurred but not yet identified by management as of the end of the accounting period based on historical write-off experience. Other qualitative factors, such as current and forecasted customer payment trends, are considered in estimating the allowance. Given the significant uncertainty regarding the impacts of inflation, elevated interest rates, and/or unemployment rates on our business, a high level of estimation was involved in determining the allowance as of June 30, 2024. Actual lease merchandise write-offs may differ materially from the allowance as of June 30, 2024. For customer lease agreements that are past due, the Company's policy is to write off lease merchandise after 120 days.
The following table shows the components of the allowance for lease merchandise write-offs, which is included within lease merchandise, net in the condensed consolidated balance sheets:

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2024	2023	2024	2023
Beginning Balance	$48,250	$47,945	$44,180	$47,118
Net Book Value of Merchandise Written off	(45,256)	(41,151)	(85,993)	(80,583)
Recoveries	1,891	1,720	3,557	3,615
Provision for Write-offs	43,783	40,965	86,924	79,329
Ending Balance	$48,668	$49,479	$48,668	$49,479
Vendor Incentives and Rebates Provided to POS Partners
Progressive Leasing has agreements with some of its POS partners that require additional consideration to be paid to the POS partner, including payments for exclusivity, rebates based on lease volume originations generated through the POS partners, and payments to the POS partners for marketing or other development initiatives to promote additional lease originations through these POS partners. Payments made to POS partners as consideration for them providing exclusivity to Progressive Leasing for lease-to-own transactions with customers of the POS partner are expensed on a straight-line basis over the exclusivity term. Rebates are accrued over the period the POS partner is earning the rebate, which is typically based on quarterly or annual lease origination volumes. Payments made to POS partners for marketing or development initiatives are expensed on a straight-line basis over the period the POS partner is earning the funds or the specified marketing term. Progressive Leasing expensed $7.9 million and $16.7 million for such additional consideration to POS partners during the three and six months ended June 30, 2024, respectively, compared to $7.6 million and $14.4 million during the three and six months ended June 30, 2023. Expenses related to additional consideration provided to POS partners are classified within operating expenses in the condensed consolidated statements of earnings.

PROG HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Loans Receivable, Net
Gross loans receivable primarily represents the principal balances of credit card charges at Vive's participating merchants that remain due from cardholders, plus unpaid interest and fees due from cardholders. The allowance and unamortized fees represent uncollectible amounts; merchant fee discounts, net of capitalized origination costs; promotional fee discounts; and deferred annual card fees. Loans receivable, net, also includes $10.8 million and $13.9 million of outstanding receivables from customers of Four as of June 30, 2024 and December 31, 2023, respectively.
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
The Company calculates Vive's allowance for loan losses based on internal historical loss information and incorporates observable and forecasted macroeconomic data over a six-month reasonable and supportable forecast period. Incorporating macroeconomic data could have a material impact on the measurement of the allowance to the extent that forecasted data changes significantly, such as higher forecasted inflation and unemployment rates. Subsequent to the six-month reasonable and supportable forecast period described above, the Company reverts to using historical loss information on a straight-line basis over a three-month period. The Company may also consider other qualitative factors in estimating the allowance, as necessary. For the purposes of determining the allowance as of June 30, 2024, management considered qualitative factors such as the macroeconomic conditions associated with the impacts of stabilizing inflation, unemployment rates, and/or the possibility of a recession in the United States. The allowance for loan losses is maintained at a level considered appropriate to cover expected future losses of outstanding principal, interest and fees associated with the loans receivable portfolio. The appropriateness of the allowance is evaluated at each period end. To the extent that actual results differ from estimates of uncollectible loans receivable, the Company's results of operations and liquidity may be materially affected.
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
Vive extends or declines credit to an applicant through its bank partners based upon the applicant's credit rating and other factors. Four extends or declines credit on an individual transaction basis using its proprietary decisioning platform, without using customer credit ratings. Four's credit risk exposure is limited by smaller transaction values and short loan duration. Below is a summary of the credit quality of the Company's loan portfolio as of June 30, 2024 and December 31, 2023 by FICO score as determined at the time of loan origination:

FICO Score Category	June 30, 2024	December 31, 2023
600 or Less	7.0%	6.5%
Between 600 and 700	70.7%	73.5%
700 or Greater	11.5%	11.2%
No Score Identified	10.8%	8.8%

PROG HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Prepaid Expenses and Other Assets
Prepaid expenses and other assets consist of the following:

(In Thousands)	June 30, 2024	December 31, 2023
Prepaid Expenses	$18,389	$17,768
Prepaid Lease Merchandise	9,455	9,944
Prepaid Software Expenses	9,593	8,624
Unamortized Initial Direct Costs on Lease Agreement Originations	5,469	7,192
Other Assets	7,118	7,183
Prepaid Expenses and Other Assets	$50,024	$50,711
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
Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consist of the following:

(In Thousands)	June 30, 2024	December 31, 2023
Accounts Payable	$22,693	$20,237
Accrued Salaries and Benefits	21,346	27,256
Accrued Sales and Personal Property Taxes	12,861	11,684
Income Taxes Payable	4,796	1,153
Uncertain Tax Positions[1]	56,778	54,995
Accrued Vendor Rebates	6,066	11,446
Other Accrued Expenses and Liabilities	25,797	24,488
Accounts Payable and Accrued Expenses	$150,337	$151,259
1 The uncertain tax positions as of June 30, 2024 and December 31, 2023 are primarily related to the Company’s tax treatment of the $175.0 million settlement payment made in 2020 to the FTC as discussed in Note 9 to the consolidated financial statements in the 2023 Annual Report.
Debt
On November 24, 2020, the Company entered into a credit agreement with a consortium of lenders providing for a $350.0 million senior revolving credit facility (the "Revolving Facility"), under which revolving borrowings became available at the completion of the separation and distribution transaction through which the Company's historical Aaron's Business segment was spun-off into a separate company, and under which all borrowings and commitments will mature or terminate on November 24, 2025. The Company expects that the Revolving Facility will be used to provide for working capital and capital expenditures, to finance future permitted acquisitions, and for other general corporate purposes. If the Company's total net debt to EBITDA ratio as defined by the Revolving Facility exceeds 1.25, the Revolving Facility becomes fully secured for the remaining duration of the Revolving Facility term. As of June 30, 2022, the Company exceeded the 1.25 total net debt to EBITDA ratio and the Revolving Facility became fully secured. The Company had no outstanding borrowings and $350.0 million total available credit under the Revolving Facility as of June 30, 2024 and December 31, 2023.
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
The net proceeds from the Senior Notes were used to fund the purchase price, and related fees and expenses, of the Company’s tender offer to purchase $425 million of the Company’s common stock as discussed in Note 12 to the consolidated financial statements in the 2023 Annual Report. Any remaining proceeds were used to repurchase additional shares.

PROG HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
At June 30, 2024, the Company was in compliance with all covenants related to its outstanding debt. See Note 8 to the consolidated financial statements in the 2023 Annual Report for further information regarding the Company's indebtedness.
Goodwill
Goodwill represents the excess of the purchase price paid over the fair value of the identifiable net tangible and intangible assets acquired in connection with business acquisitions. Progressive Leasing and Four are the only reporting units with goodwill as of June 30, 2024. Impairment occurs when the reporting unit's carrying value exceeds its fair value. The Company’s goodwill is not amortized but is subject to an impairment test at the reporting unit level annually as of October 1 and more frequently if events or circumstances indicate that an impairment may have occurred. Factors which could necessitate an interim impairment assessment include a sustained decline in the Company’s stock price, prolonged negative industry or economic trends and significant underperformance relative to historical results, projected future operating results, or the Company failing to successfully execute on one or more elements of Progressive Leasing and/or Four's strategic plans.
The Company completed qualitative assessments for its annual goodwill impairment test for both Progressive Leasing and Four as of October 1, 2023. The qualitative assessments did not present any indicators of impairment and the Company concluded that no impairment had occurred. The Company determined that there were no events or circumstances that occurred during the six months ended June 30, 2024 that would more likely than not reduce the fair value of Progressive Leasing or Four below their carrying amounts.
Stock-Based Compensation
During the six months ended June 30, 2024, the Company issued 629,057 restricted stock units and 338,995 performance share units to certain employees, which vest over one to three-year periods for certain units or upon the achievement of specified performance conditions for other units. The weighted average fair value of the restricted stock and performance share awards was $30.29, which was based on the fair market value of the Company’s common stock on the dates of grant. The Company also issued 125,452 performance share units which may be earned after a three-year vesting period by achieving specified levels of total shareholder return ("TSR") of the Company’s common stock relative to the TSR of the S&P 600 Small Cap Index. The fair value of the TSR performance share units was $40.23, which was based on a grant date value using a Monte Carlo simulation model. The Company will recognize the grant date fair value of the restricted stock units and TSR performance share units as stock-based compensation expense over the requisite service period of one to three years. The Company will recognize the grant date fair value of the performance units as stock-based compensation expense over the estimated vesting period based on the Company's projected assessment of the performance conditions that are probable of being achieved in accordance with ASC 718, Stock-based Compensation.

PROG HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Shareholders' Equity
Changes in shareholders' equity for the six months ended June 30, 2024 and 2023 are as follows:

	Treasury Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Total Shareholders’ Equity
(In Thousands)	Shares	Amount	Shares	Amount
Balance, December 31, 2023	(38,405)	$(1,095,202)	82,079	$41,039	$352,421	$1,293,073	$591,331
Cash Dividends, $0.12 per share	—	—	—	—	—	(5,337)	(5,337)
Stock-Based Compensation	—	—	—	—	6,689	—	6,689
Reissued Shares	281	7,391	—	—	(12,460)	—	(5,069)
Repurchased Shares	(781)	(24,490)	—	—	—	—	(24,490)
Net Earnings	—	—	—	—	—	21,966	21,966
Balance, March 31, 2024	(38,905)	$(1,112,301)	82,079	$41,039	$346,650	$1,309,702	$585,090
Cash Dividends, $0.12 per share	—	—	—	—	—	(5,275)	(5,275)
Stock-Based Compensation	—	—	—	—	7,335	—	7,335
Reissued Shares	172	4,438	—	—	(6,433)	—	(1,995)
Repurchased Shares	(1,030)	(37,076)	—	—	—	—	(37,076)
Net Earnings	—	—	—	—	—	33,774	33,774
Balance, June 30, 2024	(39,763)	$(1,144,939)	82,079	$41,039	$347,552	$1,338,201	$581,853

	Treasury Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Total Shareholders’ Equity
(In Thousands)	Shares	Amount	Shares	Amount
Balance, December 31, 2022	(34,044)	$(963,627)	82,079	$41,039	$338,814	$1,154,235	$570,461
Stock-Based Compensation	—	—	—	—	5,460	—	5,460
Reissued Shares	166	4,778	—	—	(7,171)	—	(2,393)
Repurchased Shares	(1,459)	(36,769)	—	—	—	—	(36,769)
Net Earnings	—	—	—	—	—	48,033	48,033
Balance, March 31, 2023	(35,337)	$(995,618)	82,079	$41,039	$337,103	$1,202,268	$584,792
Stock-Based Compensation	—	—	—	—	6,886	—	6,886
Reissued Shares	52	1,439	—	—	(973)	—	466
Repurchased Shares	(1,083)	(35,713)	—	—	—	—	(35,713)
Net Earnings	—	—	—	—	—	37,218	37,218
Balance, June 30, 2023	(36,368)	$(1,029,892)	82,079	$41,039	$343,016	$1,239,486	$593,649

PROG HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
During the six months ended June 30, 2024, the Company incurred $0.2 million for costs related to the cybersecurity incident, resulting in aggregate expenses of $3.1 million since the incident occurred. These costs related primarily to third-party legal and consulting services and credit monitoring services for Progressive Leasing's customers and employees that were impacted. Those costs are included within professional services expense as a component of operating expenses in the condensed consolidated statements of earnings. At June 30, 2024, the Company had $0.4 million accrued for costs related to the cybersecurity incident, which are included in accounts payable and accrued expenses in the condensed consolidated balance sheets.
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
Recent Accounting Pronouncements
In November 2023, the Financial Accounting Standards Board issued Accounting Standards Update 2023-07, "Segment Reporting (Topic 280): Improvements to Reporting Segment Disclosures" ("ASU 2023-07"). ASU 2023-07 requires expanded disclosures, including the disclosure of significant segment expenses and other segment items required to reconcile the difference between segment revenue and segment expenses to segment profit or loss on an annual and interim basis. ASU 2023-07 also requires disclosure of the title and position of the chief operating decision maker, and is required to be applied retrospectively. It is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The adoption of ASU 2023-07 will not have a material impact on our financial position and/or results of operations. The Company will adopt ASU 2023-07 for the fiscal year ended December 31, 2024 and include the updated segment disclosures in the Company's 2024 Annual Report on Form 10-K.

PROG HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 2. FAIR VALUE MEASUREMENT
Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table summarizes financial liabilities measured at fair value on a recurring basis:

(In Thousands)	June 30, 2024			December 31, 2023
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Deferred Compensation Liability	$—	$2,849	$—	$—	$2,487	$—
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
The following table summarizes the fair value of the Company's debt and the loans receivable held by Vive and Four:

(In Thousands)	June 30, 2024			December 31, 2023
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Senior Notes	$—	$567,900	$—	$—	$559,500	$—
Loans Receivable, Net	$—	$—	$144,960	$—	$—	$148,466
NOTE 3. LOANS RECEIVABLE
The following is a summary of the Company’s loans receivable, net:

(In Thousands)	June 30, 2024	December 31, 2023
Loans Receivable, Gross	$168,259	$176,845
Unamortized Fees	(8,695)	(9,402)
Loans Receivable, Amortized Cost	159,564	167,443
Allowance for Loan Losses	(40,242)	(40,620)
Loans Receivable, Net of Allowances and Unamortized Fees[1]	$119,322	$126,823
1 Loans Receivable, Net of Allowances and Unamortized Fees, attributable to Four was $10.8 million and $13.9 million as of June 30, 2024 and December 31, 2023, respectively.

PROG HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The table below presents credit quality indicators of the amortized cost of the Company's loans receivable by origination year:

As of June 30, 2024 (In Thousands)	2024	2023	2022 and Prior	Revolving Loans	Total
FICO Score Category:
600 or Less	$—	$—	$—	$11,275	$11,275
Between 600 and 700	—	—	—	113,055	113,055
700 or Greater	—	—	—	17,759	17,759
No Score Identified	17,475	—	—	—	17,475
Total Amortized Cost	$17,475	$—	$—	$142,089	$159,564

Gross Charge-offs by Origination Year for the Six Months Ended June 30, 2024	$2,565	$3,017	$—	$21,596	$27,178
Included in the table below is an aging of the loans receivable, gross balance:

(Dollar Amounts in Thousands)
Aging Category	June 30, 2024	December 31, 2023
30-59 Days Past Due	6.7%	7.3%
60-89 Days Past Due	4.2%	3.8%
90 or More Days Past Due	4.7%	5.4%
Past Due Loans Receivable	15.6%	16.5%
Current Loans Receivable	84.4%	83.5%
Balance of Credit Card Loans on Nonaccrual Status	$5,002	$4,482
Balance of Loans Receivable Greater than 90 Days Past Due and Still Accruing Interest and Fees	$—	$—
The table below presents the components of the allowance for loan losses:

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2024	2023	2024	2023
Beginning Balance	$38,997	$39,781	$40,620	$42,428
Provision for Loan Losses	12,035	8,791	23,084	17,505
Charge-offs	(12,755)	(10,882)	(27,178)	(23,620)
Recoveries	1,965	1,256	3,716	2,633
Ending Balance	$40,242	$38,946	$40,242	$38,946
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

PROG HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
ultimately incurred in relation to matters for which an accrual has been established may be higher or lower than the amounts accrued for such matters.
At June 30, 2024 and December 31, 2023, the Company had accrued $0.1 million and $1.2 million, respectively, for pending legal and regulatory matters for which it believes losses are probable and the amount of the loss can be reasonably estimated. The Company records its best estimate of the loss to legal and regulatory liabilities in accounts payable and accrued expenses in the condensed consolidated balance sheets. The Company estimates the aggregate range of reasonably possible loss in excess of accrued liabilities for such probable loss contingencies is immaterial. Those matters for which a probable loss cannot be reasonably estimated are not included within the estimated ranges.
At June 30, 2024, the Company estimated that the aggregate range of loss for all material pending legal and regulatory proceedings for which a loss is reasonably possible, but less likely than probable (i.e., excluding the contingencies described in the preceding paragraph), is immaterial. Those matters for which a reasonable estimate is not possible are not included within estimated ranges and, therefore, the estimated ranges do not represent the Company's maximum loss exposure. The Company’s estimates for legal and regulatory accruals, aggregate probable loss amounts and reasonably possible loss amounts are all subject to the uncertainties and variables described above.
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
As a result of the cybersecurity incident, Progressive Leasing has become subject to multiple lawsuits which allege, among other things, the incurrence of various types of damages arising out of the incident. All of these lawsuits have been consolidated into a single action in the United States District Court for the District of Utah (the "District Court"). The plaintiffs filed a consolidated complaint on April 19, 2024. On June 24, 2024, Progressive Leasing filed a motion to dismiss the complaint.
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

PROG HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Off-Balance Sheet Risk
The Company, through its Vive segment, had unconditionally cancellable unfunded lending commitments totaling $520.7 million and $523.9 million as of June 30, 2024 and December 31, 2023, respectively, that do not give rise to revenues and cash flows. These unfunded commitments arise in the ordinary course of business from credit card agreements with individual cardholders that give them the ability to borrow, against unused amounts, up to the maximum credit limit assigned to their account. While these unfunded amounts represent the total available unused lines of credit, the Company does not anticipate that all cardholders will utilize their entire available line at any given point in time. Commitments to extend unsecured credit are agreements to lend to a cardholder so long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.
NOTE 5. RESTRUCTURING EXPENSES
During 2022, the Company initiated restructuring activities intended to reduce expenses, consolidate certain segment corporate headquarters, and align the cost structure of the business with the Company's near-term revenue outlook. The Company continued such activities during the period and recorded restructuring expenses of $2.9 million and $20.9 million during the three and six months ended June 30, 2024, respectively, resulting in aggregate expenses of $42.4 million since the inception of the restructuring activities in 2022. These costs were primarily comprised of early contract termination costs related to certain independent sales agreements and a third party service and marketing agreement, employee severance within Progressive Leasing, and operating lease right-of-use asset impairment charges related to the relocation of the Vive corporate headquarters to the Company's corporate office building and a reduction of management and information technology space. The Company will continue to monitor the impacts of changes in macroeconomic conditions on its businesses and may take additional steps to further adjust the Company's cost structure based on unfavorable changes in these conditions, which may result in further restructuring charges in future periods.
The following tables summarize restructuring charges recorded within operating expenses in the condensed consolidated statements of earnings for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30, 2024				Three Months Ended June 30, 2023
(In Thousands)	Progressive Leasing	Vive	Other	Total	Progressive Leasing	Vive	Other	Total
Severance	$230	$—	$628	$858	$930	$—	$—	$930
Early Contract Termination Costs	—	—	2,000	2,000	—	—	—	—
Other Restructuring Activities	28	—	—	28	33	—	—	33
Total Restructuring Expenses	$258	$—	$2,628	$2,886	$963	$—	$—	$963

PROG HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Six Months Ended June 30, 2024				Six Months Ended June 30, 2023
(In Thousands)	Progressive Leasing	Vive	Other	Total	Progressive Leasing	Vive	Other	Total
Severance	$4,336	$—	$628	$4,964	$1,723	$—	$—	$1,723
Right-of-Use Asset Impairment[1]	4,515	—	—	4,515	—	—	—	—
Property and Equipment Impairment	1,503	—	—	1,503	—	—	—	—
Early Contract Termination Costs	7,750	—	2,000	9,750	—	—	—	—
Other Restructuring Activities	168	—	—	168	(3)	—	—	(3)
Total Restructuring Expenses	$18,272	$—	$2,628	$20,900	$1,720	$—	$—	$1,720
1 To determine the amount of impairment for vacated office space, the fair value of the ROU asset is calculated based on the present value of the estimated net cash flows related to asset.
The following table summarizes the accrual and payment activity related to the restructuring program for the six months ended June 30, 2024 and 2023:

(In Thousands)	Severance	Early Contract Termination Costs	Other Restructuring Activities	Total
Balance at December 31, 2023	$2,675	$2,500	$—	$5,175
Charges	4,964	9,750	168	14,882
Cash Payments	(5,888)	(10,650)	(135)	(16,673)
Balance at June 30, 2024	$1,751	$1,600	$33	$3,384

(In Thousands)	Severance	Other Restructuring Activities	Total
Balance at December 31, 2022	$3,061	$42	$3,103
Charges	1,723	(3)	1,720
Cash Payments	(1,564)	(4)	(1,568)
Balance at June 30, 2023	$3,220	$35	$3,255

PROG HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 6. SEGMENTS
As of June 30, 2024, the Company has two reportable segments: Progressive Leasing and Vive.
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
Four is an innovative BNPL company that allows shoppers to pay for merchandise through four interest-free installments. Four is not a reportable segment for the three and six month periods ended June 30, 2024 and 2023 as its financial results are not material to the Company's condensed consolidated financial results.
Disaggregated Revenue
The following table presents revenue by source and by segment for the three months ended June 30, 2024 and 2023. The revenues within Other are primarily comprised of the operating activities of Four.

	Three Months Ended June 30, 2024				Three Months Ended June 30, 2023
(In Thousands)	Progressive Leasing	Vive	Other	Total	Progressive Leasing	Vive	Other	Total
Lease Revenues and Fees[1]	$570,516	$—	$—	$570,516	$574,839	$—	$—	$574,839
Interest and Fees on Loans Receivable[2]	—	15,421	6,224	21,645	—	17,187	820	18,007
Total	$570,516	$15,421	$6,224	$592,161	$574,839	$17,187	$820	$592,846
1 Revenue within the scope of ASC 842, Leases.
2 Revenue within the scope of ASC 310, Receivables. Also included within Interest and Fees on Loans Receivable for the three months ended June 30, 2024 is $2.3 million of subscription fee and interchange revenue within the scope of ASC 606, Revenue from Contracts with Customers.
The following table presents revenue by source and by segment for the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30, 2024				Six Months Ended June 30, 2023
(In Thousands)	Progressive Leasing	Vive	Other	Total	Progressive Leasing	Vive	Other	Total
Lease Revenues and Fees[1]	$1,191,066	$—	$—	$1,191,066	$1,211,921	$—	$—	$1,211,921
Interest and Fees on Loans Receivable[2]	—	31,471	11,494	42,965	—	34,340	1,725	36,065
Total	$1,191,066	$31,471	$11,494	$1,234,031	$1,211,921	$34,340	$1,725	$1,247,986
1 Revenue within the scope of ASC 842, Leases.
2 Revenue within the scope of ASC 310, Receivables. Also included within Interest and Fees on Loans Receivable for the six months ended June 30, 2024 is $3.7 million of subscription fee and interchange revenue within the scope of ASC 606, Revenue from Contracts with Customers.

PROG HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Measurement of Segment Profit or Loss and Segment Assets
The Company evaluates performance and allocates resources based on revenues and earnings (loss) before income tax expense. The Company determines earnings (loss) before income tax expense for all reportable segments in accordance with U.S. GAAP.
The Company incurred various corporate overhead expenses for certain executive management, finance, treasury, tax, audit, legal, risk management, and other overhead functions during the three and six months ended June 30, 2024 and 2023. Corporate overhead expenses incurred are primarily reflected as expenses of the Progressive Leasing segment and an immaterial amount was allocated to the Vive segment and Other. The allocation of corporate overhead costs to Progressive Leasing, Vive and Other is consistent with how the chief operating decision maker analyzed performance and allocated resources among the segments of the Company during the three and six months ended June 30, 2024 and 2023.
The following is a summary of earnings before income tax expense by segment. The loss before income taxes within Other is primarily comprised of the operating activities of certain other strategic initiatives.

	Three Months Ended June 30,
(In Thousands)	2024	2023
Earnings Before Income Tax Expense:
Progressive Leasing	$53,966	$55,422
Vive	631	1,758
Other	(6,258)	(5,166)
Total Earnings Before Income Tax Expense	$48,339	$52,014

	Six Months Ended June 30,
(In Thousands)	2024	2023
Earnings Before Income Tax Expense:
Progressive Leasing	$89,419	$126,473
Vive	1,549	3,921
Other	(11,062)	(10,793)
Total Earnings Before Income Tax Expense	$79,906	$119,601
During the three and six months ended June 30, 2024, the results of Progressive Leasing earnings before income tax expense were impacted by $0.3 million and $18.3 million, respectively, associated with the restructuring activities. These expenses were primarily comprised of early contract termination costs, operating lease right-of-use asset and other fixed asset impairment charges related to a reduction of office space, and employee severance costs.
During the three and six months ended June 30, 2023, the results of Progressive Leasing earnings before income tax expense were impacted by $1.0 million and $1.7 million, respectively, associated with the restructuring activities. These expenses were primarily comprised of employee severance costs.
The following is a summary of total assets by segment. The amount within Other is primarily comprised of the assets of Four.

(In Thousands)	June 30, 2024	December 31, 2023
Assets:
Progressive Leasing	$1,273,834	$1,286,587
Vive	134,576	141,028
Other	52,297	63,640
Total Assets	$1,460,707	$1,491,255

PROG HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table presents additional segment profit or loss information for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2024	2023	2024	2023
Depreciation and Amortization:
Progressive Leasing	$5,660	$7,216	$12,891	$14,542
Vive	166	182	332	350
Other	671	518	1,292	1,003
Total Depreciation and Amortization[1]	$6,497	$7,916	$14,515	$15,895

Depreciation of Lease Merchandise:
Progressive Leasing	$384,799	$384,874	$816,370	$820,313
Vive	—	—	—	—
Other	—	—	—	—
Total Depreciation of Lease Merchandise	$384,799	$384,874	$816,370	$820,313

Interest Expense, Net:
Interest Expense:
Progressive Leasing	$9,989	$9,506	$19,982	$18,913
Vive	—	166	—	457
Other	—	—	—	—
Intercompany Elimination	(316)	—	(633)	—
Interest Income:
Progressive Leasing	$(2,334)	$(2,389)	$(3,760)	$(3,596)
Vive	—	—	—	—
Other	(316)	—	(633)	—
Intercompany Elimination	316	—	633	—
Total Interest Expense, Net	$7,339	$7,283	$15,589	$15,774

Capital Expenditures[2]:
Progressive Leasing	$1,250	$1,592	$2,655	$2,598
Vive	100	221	168	324
Other	553	897	1,176	1,466
Total Capital Expenditures	$1,903	$2,710	$3,999	$4,388
1 Excludes depreciation of lease merchandise, which is not included in the chief operating decision maker's measure of depreciation and amortization.
2 Capital expenditures primarily consists of internal-use software, as well as computer hardware and furniture and equipment.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Special Note Regarding Forward-Looking Information: Except for historical information contained herein, the matters set forth in this Form 10-Q are forward-looking statements. These statements are based on management’s current expectations and plans, which involve risks and uncertainties. Such forward-looking statements generally can be identified by the use of forward-looking terminology such as "anticipate," "believe," "could," "estimate," "expect," "intend," "plan," "project," "would," "should," and similar expressions. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the filing date of this Quarterly Report and which involve risks and uncertainties that may cause actual results to differ materially from those set forth in these statements. These risks and uncertainties include factors that could cause our actual results and financial condition to differ materially from those expressed or implied in our forward-looking statements. Such risks and uncertainties include, among others, those discussed in "Item 1A. Risk Factors" in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (the "2023 Annual Report") and in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2024. Except as required by law, the Company undertakes no obligation to update these forward-looking statements to reflect subsequent events or circumstances after the filing date of this Quarterly Report.
The following discussion should be read in conjunction with the condensed consolidated financial statements as of June 30, 2024 and December 31, 2023, and for the three and six months ended June 30, 2024 and 2023, including the notes to those statements, appearing elsewhere in this report. We also suggest that management’s discussion and analysis appearing in this report be read in conjunction with the management’s discussion and analysis and consolidated financial statements included in our 2023 Annual Report.
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
PROG Holdings also owns Build, a credit building financial management tool. Build is not expected to be a reportable segment in 2024 as its financial results are not expected to be material to the Company's consolidated financial results in 2024. Build's financial results are reported within "Other" for segment reporting purposes.

Macroeconomic and Business Environment
During the first half of 2024, the Company's lease application volume increased due to the tightening of the credit supply above Progressive Leasing. This tightening contributed to a favorable impact on our Progressive Leasing Gross Merchandise Volume ("GMV") in the second quarter of 2024 when compared to the same period in 2023. Despite the increasing in demand for our lease-to-own offerings, the Company continues to operate in a challenging macroeconomic environment. We believe the higher year-over-year inflation in 2023, which remained elevated in 2024, particularly in housing, food, and gas costs, has disproportionately negatively affected the customers we serve and has resulted in an unfavorable impact on our GMV during 2023 and 2024. While the rate of increase in inflation has slowed, the cost of living remains significantly higher than it was prior to the COVID-19 pandemic, and we believe inflation continues to present a challenge to our customers. We believe the significant increase in inflation, elevated interest rates for extended periods, and fears of a possible recession have also unfavorably impacted consumer confidence within our customer base, resulting in a decrease in demand for the types of merchandise offered by many of our key national and regional POS partners. In light of these macroeconomic challenges and to align the cost structure of our business with our near-term revenue outlook, the Company executed a number of cost reduction initiatives during 2022, 2023 and the first and second quarters of 2024 to drive efficiencies and right-size variable costs, while attempting to minimize the negative impact on growth-related initiatives.
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
As a result of this cybersecurity incident, Progressive Leasing has become subject to multiple lawsuits which allege, among other things, the incurrence of various types of damages arising out of the incident. All of these lawsuits have been consolidated into a single action in the United States District Court for the District of Utah (the "District Court"). The plaintiffs filed a consolidated complaint on April 19, 2024. On June 24, 2024, Progressive Leasing filed a motion to dismiss the complaint.
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
During the three and six months ended June 30, 2024, the Company incurred $0.1 million and $0.2 million, respectively, for costs related to the cybersecurity incident, resulting in aggregate expenses of $3.1 million since the incident occurred. These costs related primarily to third-party legal and consulting services and credit monitoring services for Progressive Leasing's customers and employees that were impacted and are included within professional services expense as a component of operating expenses in the condensed consolidated statements of earnings.

Highlights
The following summarizes significant financial highlights from the three months ended June 30, 2024:
•We reported revenues of $592.2 million, which was relatively flat compared to the $592.8 million we reported for the second quarter of 2023.
•GMV increased by $33.3 million for Progressive Leasing and decreased by $4.1 million for Vive in the second quarter of 2024, compared to the same period in the prior year. The increase in GMV for Progressive Leasing was due to a combination of: (i) positive customer responses to our strategic initiatives, such as e-commerce integrations with our POS partners and direct-to-consumer marketing, and (ii) increasing demand for our lease-to-own offering arising out of a tightening of the credit supply above Progressive Leasing, which resulted in an increase in lease applications when compared to the same period in the prior year. The decrease in GMV for Vive was due to a decline in customer demand for products offered by certain Vive POS partners, resulting in fewer loan originations. GMV from our Other operations increased by $41.5 million, due to an increase in Four loan originations in the second quarter of 2024 compared to the second quarter of 2023.
•Earnings before income taxes decreased to $48.3 million compared to $52.0 million in the same period in 2023. The decrease was primarily driven by an increase in the provision for loan losses within Other operations, higher provision for lease merchandise write-offs, and higher restructuring costs. These decreases to earnings before income taxes were partially offset by lower personnel costs resulting from our cost reduction initiatives.
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
The following table presents our GMV for the Company for the periods presented:

	Three Months Ended June 30,		Change
(Unaudited and In Thousands)	2024	2023	$	%
Progressive Leasing	$454,508	$421,220	$33,288	7.9%
Vive	35,757	39,850	(4,093)	(10.3)
Other	56,139	14,600	41,539	nmf
Total GMV	$546,404	$475,670	$70,734	14.9%
nmf - Calculation is not meaningful
Progressive Leasing's GMV was higher when compared to the second quarter of 2023 due to a combination of: (i) positive customer responses to our strategic initiatives such as, e-commerce integrations with our POS partners and direct-to-consumer marketing, and (ii) increasing demand for our lease-to-own offering arising out of a tightening of the credit supply above Progressive Leasing, which resulted in an increase in lease applications when compared to the same period in the prior year. E-commerce channels generated 14.4% of Progressive Leasing's GMV in the second quarter of 2024 compared to 15.0% in the second quarter of 2023. The decrease in Vive's GMV was primarily a result of a decline in customer demand for products offered by certain Vive POS partners, resulting in fewer loan approvals. GMV from Other increased primarily due to an increase in Four loan originations.

Active Customer Count. Our active customer count represents the total number of customers that have an active lease agreement with Progressive Leasing, or an active loan with Vive or our Other operations. Active customer counts include customers that may have an active lease or loan agreement with more than one segment. The following table presents our active customer count for each segment and Other:

As of June 30 (Unaudited and In Thousands)	2024	2023
Active Customer Count:
Progressive Leasing	834	843
Vive	85	90
Other	127	23
The number of customers for Progressive Leasing was relatively flat compared to the prior year. The decrease in Vive customers was primarily due to a reduction in loan originations compared to the same period in the prior year. The increase in the number of customers for Other was the result of continued growth in our other strategic businesses.
Key Components of Earnings Before Income Tax Expense
In this MD&A section, we review our condensed consolidated results. For the three and six months ended June 30, 2024 and the comparable prior year periods, some of the key revenue, cost and expense items that affected earnings before income taxes were as follows:
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

Results of Operations – Three months ended June 30, 2024 and 2023

	Three Months Ended June 30,		Change
(In Thousands)	2024	2023	$	%
REVENUES:
Lease Revenues and Fees	$570,516	$574,839	$(4,323)	(0.8)%
Interest and Fees on Loans Receivable	21,645	18,007	3,638	20.2
	592,161	592,846	(685)	(0.1)
COSTS AND EXPENSES:
Depreciation of Lease Merchandise	384,799	384,874	(75)	—
Provision for Lease Merchandise Write-Offs	43,783	40,965	2,818	6.9
Operating Expenses	107,901	107,710	191	0.2
	536,483	533,549	2,934	0.5
OPERATING PROFIT	55,678	59,297	(3,619)	(6.1)
Interest Expense, Net	(7,339)	(7,283)	(56)	0.8
EARNINGS BEFORE INCOME TAX EXPENSE	48,339	52,014	(3,675)	(7.1)
INCOME TAX EXPENSE	14,565	14,796	(231)	(1.6)
NET EARNINGS	$33,774	$37,218	$(3,444)	(9.3)%
Revenues
Information about our revenues by source and reportable segment is as follows:

	Three Months Ended June 30, 2024				Three Months Ended June 30, 2023
(In Thousands)	Progressive Leasing	Vive	Other	Total	Progressive Leasing	Vive	Other	Total
Lease Revenues and Fees	$570,516	$—	$—	$570,516	$574,839	$—	$—	$574,839
Interest and Fees on Loans Receivable	—	15,421	6,224	21,645	—	17,187	820	18,007
Total	$570,516	$15,421	$6,224	$592,161	$574,839	$17,187	$820	$592,846
The decrease in Progressive Leasing revenues was primarily the result of a smaller lease portfolio at the beginning of the second quarter of 2024 as compared to the second quarter of 2023, due to a decrease in customer demand for many of the products offered by our POS partners, partially offset by an increase in GMV during the second quarter of 2024 along with an increase in the customers exercising early purchase options. Vive revenues declined primarily due to a smaller loan portfolio in the second quarter of 2024 as compared to the second quarter of 2023, due to a decrease in customer demand for products offered by certain Vive POS partners. The increase to Other revenue was primarily driven by an increase in Four's GMV as compared to the second quarter of 2023.

Operating Expenses
Information about certain significant components of operating expenses for the second quarter of 2024 as compared to the second quarter of 2023 is as follows:

	Three Months Ended June 30,		Change
(In Thousands)	2024	2023	$	%
Personnel Costs[1]	$41,724	$46,852	$(5,128)	(10.9)%
Stock-Based Compensation	7,095	6,845	250	3.7
Occupancy Costs	922	1,296	(374)	(28.9)
Advertising	4,603	3,637	966	26.6
Professional Services	8,148	7,149	999	14.0
Sales Acquisition Expense[2]	6,760	6,726	34	0.5
Computer Software Expense[3]	6,936	6,412	524	8.2
Bank Service Charges	2,619	2,719	(100)	(3.7)
Other Sales, General and Administrative Expense	7,676	8,404	(728)	(8.7)
Sales, General and Administrative Expense[4]	86,483	90,040	(3,557)	(4.0)
Provision for Loan Losses	12,035	8,791	3,244	36.9
Depreciation and Amortization	6,497	7,916	(1,419)	(17.9)
Restructuring Expense	2,886	963	1,923	199.7
Operating Expenses	$107,901	$107,710	$191	0.2%
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
4 Progressive Leasing's sales, general and administrative expense was $74.4 million and $78.3 million during the three months ended June 30, 2024 and 2023, respectively.
Personnel costs decreased $5.1 million compared to the same period in 2023, primarily due to a $4.9 million decrease at Progressive Leasing attributable to its reduction in the number of employees during the second half of 2023 and the first quarter of 2024 as part of its restructuring and cost cutting activities.
The provision for loan losses increased $3.2 million compared to the same period in 2023, due to continued growth in loan activity at Four and our other strategic businesses.
Restructuring expense increased $1.9 million due to additional restructuring activities during the three months ended June 30, 2024. For the three months ended June 30, 2024, restructuring costs were primarily within our other strategic operations and included $2.0 million associated with the early termination of a third party vendor agreement and $0.9 million of employee severance. For the same period in 2023, restructuring costs primarily consisted of $0.9 million of employee severance within Progressive Leasing.
Other Costs and Expenses
Depreciation of lease merchandise. Depreciation of lease merchandise was flat during the three months ended June 30, 2024 compared to the same period in 2023. As a percentage of lease revenues and fees, depreciation of lease merchandise increased slightly to 67.4% from 67.0% in the prior year quarter, primarily due to a normalized level of early buyouts during the three months ended June 30, 2024 as compared to a relatively lower level of early buyouts during the same period in 2023.
Provision for lease merchandise write-offs. The provision for lease merchandise write-offs increased $2.8 million compared to the same period in 2023. The provision for lease merchandise write-offs as a percentage of lease revenues increased to 7.7% during the second quarter of 2024 from 7.1% in the same period in 2023. The increase was due to higher write-offs in the second quarter of 2024 compared to the same period in 2023, resulting from our lease portfolio performance returning to pre-pandemic trends. Given the significant economic uncertainty resulting from persistent inflationary pressures and increased interest rates for an extended period, and the potential effects of such developments on Progressive Leasing's POS partners, customers, and business going forward, a high level of estimation was involved in determining the allowance as of June 30, 2024. Actual lease merchandise write-offs could differ materially from the allowance for those write-offs.

Interest expense, net. Information about interest expense and interest income is as follows:

	Three Months Ended June 30,		Change
(In Thousands)	2024	2023	$	%
Interest Expense, Net:
Interest Expense	$9,673	$9,672	$1	—%
Interest Income	(2,334)	(2,389)	55	(2.3)
Total Interest Expense, Net	$7,339	$7,283	$56	0.8%
Earnings Before Income Tax Expense
Information about our earnings before income tax expense by reportable segment is as follows:

	Three Months Ended June 30,		Change
(In Thousands)	2024	2023	$	%
EARNINGS BEFORE INCOME TAX EXPENSE:
Progressive Leasing	$53,966	$55,422	$(1,456)	(2.6)%
Vive	631	1,758	(1,127)	(64.1)
Other	(6,258)	(5,166)	(1,092)	21.1
Total Earnings Before Income Tax Expense	$48,339	$52,014	$(3,675)	(7.1)%
The loss before income tax expense within Other primarily relates to losses from our other strategic operations. Factors impacting the change in earnings before income taxes for each reporting segment are discussed above.
Income Tax Expense
Income tax expense decreased to $14.6 million for the three months ended June 30, 2024 compared to $14.8 million in the prior year comparable period. The effective income tax rate for the three months ended June 30, 2024 was 30.1% compared to 28.4% for the same period in 2023. The increase in the effective tax rate was primarily driven by higher discrete income tax expense recognized for stock-based compensation.

Results of Operations – Six Months Ended June 30, 2024 and 2023

	Six Months Ended June 30,		Change
(In Thousands)	2024	2023	$	%
REVENUES:
Lease Revenues and Fees	$1,191,066	$1,211,921	$(20,855)	(1.7)%
Interest and Fees on Loans Receivable	42,965	36,065	6,900	19.1
	1,234,031	1,247,986	(13,955)	(1.1)
COSTS AND EXPENSES:
Depreciation of Lease Merchandise	816,370	820,313	(3,943)	(0.5)
Provision for Lease Merchandise Write-Offs	86,924	79,329	7,595	9.6
Operating Expenses	235,242	212,969	22,273	10.5
	1,138,536	1,112,611	25,925	2.3
OPERATING PROFIT	95,495	135,375	(39,880)	(29.5)
Interest Expense, Net	(15,589)	(15,774)	185	(1.2)
EARNINGS BEFORE INCOME TAX EXPENSE	79,906	119,601	(39,695)	(33.2)
INCOME TAX EXPENSE	24,166	34,350	(10,184)	(29.6)
NET EARNINGS	$55,740	$85,251	$(29,511)	(34.6)%
Revenues
Information about our revenues by source and reportable segment is as follows:

	Six Months Ended June 30, 2024				Six Months Ended June 30, 2023
(In Thousands)	Progressive Leasing	Vive	Other	Total	Progressive Leasing	Vive	Other	Total
Lease Revenues and Fees	$1,191,066	$—	$—	$1,191,066	$1,211,921	$—	$—	$1,211,921
Interest and Fees on Loans Receivable	—	31,471	11,494	42,965	—	34,340	1,725	36,065
Total Revenues	$1,191,066	$31,471	$11,494	$1,234,031	$1,211,921	$34,340	$1,725	$1,247,986
The slight decrease in Progressive Leasing revenues was primarily the result of having a smaller lease portfolio at the beginning of the period as compared to the same period in the prior year. The decrease was partially offset by the increase in GMV at Progressive Leasing for the six months ended June 30, 2024, as compared to the same period in the prior year. Vive revenues decreased as compared to the six months ended June 30, 2023 due to a decrease in demand for products offered by certain Vive POS Partners. The increase to Other revenue was primarily driven by a 272.0% increase in Four's GMV as compared to the same period in 2023.

Operating Expenses
Information about certain significant components of operating expenses for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023 is as follows:

	Six Months Ended June 30,		Change
(In Thousands)	2024	2023	$	%
Personnel Costs[1]	$86,429	$93,913	$(7,484)	(8.0)%
Stock-Based Compensation	13,737	12,260	1,477	12.0
Occupancy Costs	2,289	2,679	(390)	(14.6)
Advertising	8,297	6,959	1,338	19.2
Professional Services	14,694	11,706	2,988	25.5
Sales Acquisition Expense[2]	14,665	13,972	693	5.0
Computer Software Expense[3]	14,223	12,659	1,564	12.4
Bank Service Charges	5,571	5,634	(63)	(1.1)
Other Sales, General and Administrative Expense	16,838	18,067	(1,229)	(6.8)
Sales, General and Administrative Expense[4]	176,743	177,849	(1,106)	(0.6)
Provision for Loan losses	23,084	17,505	5,579	31.9
Depreciation and Amortization	14,515	15,895	(1,380)	(8.7)
Restructuring Expense	20,900	1,720	19,180	nmf
Operating Expenses	$235,242	$212,969	$22,273	10.5%
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
4 Progressive Leasing's sales, general and administrative expense was $151.0 million and $154.2 million during the six months ended June 30, 2024 and 2023, respectively.
The decrease in personnel costs of $7.5 million was driven by a decrease of $7.4 million at Progressive Leasing attributable to its reduction in the number of employees during the second half of 2023 and first quarter of 2024 as part of its restructuring and cost cutting initiatives.
Professional services increased $3.0 million compared to the same period in 2023, primarily due to higher technology-related costs. Professional services in the prior year period were also impacted by the benefit of $0.5 million of regulatory insurance recoveries that were received during the first quarter of 2023.
The provision for loan losses increased $5.6 million compared to the same period in 2023. The increase is primarily the result of a $5.1 million increase in the provision for loan losses for our Other operations, due to continued growth of our other strategic operations and Four. The provision for loan losses at Vive also increased $0.5 million due to higher delinquencies and write-offs compared to the same period in 2023.
Restructuring expense increased $19.2 million due to additional restructuring activities during the six months ended June 30, 2024 compared to the same period in 2023. For the six months ended June 30, 2024, restructuring costs included $7.8 million associated with the early termination of an independent sales agent agreement for Progressive Leasing, $2.0 million associated with the early termination of a third party vendor agreement within other strategic operations, $6.0 million of operating lease right-of-use asset and other fixed asset impairment charges related to the reduction of Progressive Leasing office space, and $5.0 million of employee severance for Progressive Leasing and Other operations. For the same period in 2023, restructuring costs primarily related to employee severance within Progressive Leasing.

Other Costs and Expenses
Provision for lease merchandise write-offs. The provision for lease merchandise write-offs increased $7.6 million when compared to the same period in 2023. The provision for lease merchandise write-offs as a percentage of lease revenues increased to 7.3% during the six months ended June 30, 2024 from 6.5% in the same period in 2023. The increase in the provision was a result of higher write-offs in the current year period, compared to the same period in the prior year, due to our lease portfolio performance returning to pre-pandemic trends. Given the significant economic uncertainty resulting from persistent inflationary pressures and increased interest rates for an extended period, and the potential effects of such developments on Progressive Leasing's POS partners, customers, and business going forward, a high level of estimation was involved in determining the allowance as of June 30, 2024. Actual lease merchandise write-offs could differ materially from the allowance for those write-offs.
Interest expense, net. Information about interest expense and interest income is as follows:

	Six Months Ended June 30,		Change
(In Thousands)	2024	2023	$	%
Interest Expense, Net:
Interest Expense	$19,349	$19,370	$(21)	(0.1)%
Interest Income	(3,760)	(3,596)	(164)	4.6
Total Interest Expense, Net	$15,589	$15,774	$(185)	(1.2)%
Earnings Before Income Tax Expense
Information about our earnings before income tax expense by reportable segment is as follows:

	Six Months Ended June 30,		Change
(In Thousands)	2024	2023	$	%
EARNINGS BEFORE INCOME TAX EXPENSE:
Progressive Leasing	$89,419	$126,473	$(37,054)	(29.3)%
Vive	1,549	3,921	(2,372)	(60.5)
Other	(11,062)	(10,793)	(269)	2.5
Total Earnings Before Income Tax Expense	$79,906	$119,601	$(39,695)	(33.2)%
The loss before income tax expense within Other primarily relates to losses from our other strategic operations. Factors impacting the change in earnings before income tax expense for each reporting segment are discussed above.
Income Tax Expense
Income tax expense decreased to $24.2 million for the six months ended June 30, 2024 compared to $34.4 million in the prior year comparable period due to lower earnings before income tax expense compared to the same period in the prior year. The effective tax rate was 30.2% during the six months ended June 30, 2024 compared to 28.7% in the same period in 2023. The increase in the effective tax rate was primarily driven by discrete income tax expense related to uncertain tax position liabilities and permanently disallowed deductions on lower earnings before income tax.

Overview of Financial Position
The major changes in the condensed consolidated balance sheet from December 31, 2023 to June 30, 2024 include:
•Cash and cash equivalents increased $94.7 million to $250.1 million during the six months ended June 30, 2024. For additional information, refer to the "Liquidity and Capital Resources" section below.
•Lease merchandise, net of accumulated depreciation and allowances, decreased $69.8 million due primarily to a 17.0% decrease in Progressive Leasing's GMV for the second quarter of 2024 as compared to the fourth quarter of 2023.
•Income tax receivable decreased $22.6 million primarily due to current tax expense, partially offset by net tax payments made during the six months ended June 30, 2024.

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
Other capital requirements include (i) expenditures related to software development; (ii) expenditures related to our corporate operating activities; (iii) personnel expenditures; (iv) income tax payments; (v) funding of loans receivable for Vive and Four; and (vi) servicing our outstanding debt obligations.
Our capital requirements have been financed through:
•cash flows from operations;
•private debt offerings;
•bank debt; and
•stock offerings.
As of June 30, 2024, the Company had $250.1 million of cash, $350.0 million of availability under the Revolving Facility, and $600.0 million of indebtedness.
Cash Provided by Operating Activities
Cash provided by operating activities was $191.1 million and $205.4 million during the six months ended June 30, 2024 and 2023, respectively. The $14.3 million decrease in operating cash flows was primarily due to a $32.8 million increase in cash paid for leased merchandise and $12.9 million decrease in cash received on accounts receivable. Operating cash flows were positively impacted by a $40.9 million decrease in cash paid for taxes when compared to the same period in 2023. Other changes in cash provided by operating activities are discussed above in our discussion of results for the six months ended June 30, 2024.
Cash Used in Investing Activities
Cash used in investing activities was $17.8 million and $10.6 million during the six months ended June 30, 2024 and 2023, respectively. The $7.2 million increase in investing cash outflows was primarily the result of an $81.8 million increase in cash investments in loans receivable due mainly to growth in Four loan originations offset by a decline in Vive originations due to a decrease in demand for products provided by Vive's POS partners. This increase in loan originations was partially offset by a $74.2 million increase in proceeds from loans receivable, due to an increase in Four loan repayments.
Cash Used in Financing Activities
Cash used in financing activities was $78.6 million during the six months ended June 30, 2024 compared to $73.8 million during the same period in 2023. Cash used in financing activities during the six months ended June 30, 2024 was primarily for the Company's repurchase of $61.2 million of its common stock and $10.3 million paid for cash dividends, compared to $71.8 million of share repurchases and no cash paid for dividends during the same period in the prior year.

Share Repurchases
We purchase our stock in the market from time to time as authorized by our Board of Directors. Effective November 3, 2021, the Company announced that its Board of Directors had authorized a new $1 billion share repurchase program that replaced the previous $300 million repurchase program. On February 21, 2024, the Company's Board of Directors reauthorized the repurchase of Company common stock at an aggregate purchase price of up to $500 million under the Company's existing share repurchase program, with such reauthorized share repurchase program to be extended for a period of three years from February 21, 2024, or until the $500 million aggregate purchase price of Company common stock purchased pursuant to the reauthorized share repurchase program has been met, whichever occurs first. The Company repurchased 1,810,562 shares for $61.2 million during the six months ended June 30, 2024. That amount does not include any excise tax that may be assessed on those repurchases. As of June 30, 2024, we had the authority to purchase additional shares up to our remaining authorization limit of $438.8 million.
Dividends
On May 15, 2024, our Board of Directors declared a quarterly cash dividend in the amount of $0.12 per share of outstanding common stock, which was paid on June 11, 2024. Aggregate dividend payments during the six months ended June 30, 2024 were $10.3 million. While we expect to continue paying quarterly cash dividends in future periods, the future payment of dividends, if permitted, will be at the sole discretion of our Board of Directors and will depend on our capital allocation strategy at that time as well as other factors, including our earnings, financial condition, and other considerations that our Board of Directors deems relevant.
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
As of June 30, 2024, the Company had no outstanding balance and $350.0 million remaining available for borrowings on the Revolving Facility. The Revolving Facility includes an uncommitted incremental facility increase option ("Incremental Facilities") which, subject to certain terms and conditions, permits the Company at any time prior to the maturity date to request an increase in extensions of credit available thereunder by an aggregate additional principal amount of up to $300.0 million.
Our Revolving Facility contains certain financial covenants, which include requirements that the Company maintain ratios of (i) total net debt to EBITDA of no more than 2.50:1.00 and (ii) consolidated interest coverage of no less than 3.00:1.00. The Company will be in default under the Revolving Facility if it fails to comply with these covenants, and all borrowings outstanding may become due immediately. Additionally, under the Revolving Facility, if the total net debt to EBITDA, as defined by the Revolving Facility, exceeds 1.25, the revolver becomes fully secured for the remaining duration of the Revolving Facility term. As of June 30, 2022, the Company exceeded the 1.25 total net debt to EBITDA ratio and the Revolving Facility became fully secured. At June 30, 2024, we were in compliance with the financial covenants set forth in the Revolving Facility and believe that we will continue to be in compliance in the future.
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
The indenture discussed above contains various other covenants and obligations to which the Company and its subsidiaries are subject while the Senior Notes are outstanding. The covenants in the indenture may limit the extent to which, or the ability of the Company and its subsidiaries to, among other things: (i) incur additional debt and guarantee debt; (ii) pay dividends or make other distributions or repurchase or redeem capital stock; (iii) prepay, redeem or repurchase certain debt; (iv) issue certain preferred stock or similar equity securities; (v) make loans and investments; (vi) sell assets; (vii) incur liens; (viii) enter into transactions with affiliates; (ix) enter into agreements restricting the ability of the Company’s subsidiaries to pay dividends; and (x) consolidate, merge or sell all or substantially all of the Company’s assets. The indenture also contains customary events of default for transactions of this type and amount. We were in compliance with these covenants at June 30, 2024 and believe that we will continue to be in compliance in the future.

Commitments
Income Taxes
During the six months ended June 30, 2024, we made net tax payments of $12.7 million. Within the next six months, we anticipate making estimated tax payments of $43.6 million for United States federal income taxes and state income taxes.
Deferred income tax liabilities as of June 30, 2024 were $87.3 million. Deferred income tax liabilities are calculated based on temporary differences between the tax basis of assets and liabilities and their respective book basis, which will result in taxable amounts in future years when the liabilities are settled at their reported financial statement amounts. The results of these calculations do not have a direct connection with the amount of cash taxes to be paid in any future periods.
Leases
We lease management and information technology space for corporate functions as well as storage space for our hub facilities under operating leases expiring at various times through 2027. Our corporate and segment management office leases contain renewal options for additional periods ranging from three to five years.
Contractual Obligations and Commitments
Future interest payments on the Company's variable-rate debt are based on a rate per annum equal to, at our option, (i) the Secured Overnight Financing Rate ("SOFR") plus a margin within the range of 1.5% to 2.5% for revolving loans, based on total leverage, or (ii) the administrative agent's base rate plus a margin ranging from 0.5% to 1.5%, as specified in the agreement. Future interest payments related to our Revolving Facility are based on the borrowings outstanding at that time. Future interest payments may be different depending on future borrowing activity and interest rates. The Company had no outstanding borrowings under the Revolving Facility as of June 30, 2024.
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
Unfunded Lending Commitments
The Company, through its Vive business, had unconditionally cancellable unfunded lending commitments totaling approximately $520.7 million and $523.9 million as of June 30, 2024 and December 31, 2023, respectively, that do not give rise to revenues and cash flows. These unfunded commitments arise in the ordinary course of business from credit card agreements with individual cardholders that give them the ability to borrow, against unused amounts, up to the maximum credit limit assigned to their account. While these unfunded amounts represented the total available unused lines of credit, the Company does not anticipate that all cardholders will utilize their entire available line at any given point in time. Commitments to extend unsecured credit are agreements to lend to a cardholder so long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.
Critical Accounting Policies
Refer to the 2023 Annual Report.
Recent Accounting Pronouncements
Refer to Note 1 to the condensed consolidated financial statements for a discussion of recently issued accounting pronouncements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As of June 30, 2024, we had no outstanding borrowings under our Revolving Facility. Borrowings under the Revolving Facility are indexed to the SOFR or the prime rate, which exposes us to the risk of increased interest costs if interest rates rise. Based on the fact that the Company had no variable-rate debt outstanding as of June 30, 2024, a hypothetical 1.0% increase or decrease in interest rates would not affect interest expense.
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
Changes in Internal Control Over Financial Reporting.
There were no changes in the Company’s internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, during the three and six months ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
ITEM 1A.RISK FACTORS
The Company does not have any updates to its risk factors disclosure from that previously reported in the 2023 Annual Report.
ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table presents our share repurchase activity for the three months ended June 30, 2024:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs [1]
April 1, 2024 through April 30, 2024	—	$—	—	$475,563,100
May 1, 2024 through May 31, 2024	630,000	35.57	630,000	453,151,022
June 1, 2024 through June 30, 2024	400,000	35.82	400,000	438,822,949
Total	1,030,000		1,030,000
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
ITEM 3.DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.OTHER INFORMATION
During the three months ended June 30, 2024, none of our directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement."

ITEM 6.EXHIBITS

EXHIBIT NO.	DESCRIPTION OF EXHIBIT

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from this Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in Inline XBRL (included in Exhibit 101)

*Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROG Holdings, Inc.
(Registrant)

Date:	July 24, 2024	By:	/s/ BRIAN GARNER
Brian Garner
Chief Financial Officer
(Principal Financial Officer)

Date:	July 24, 2024	By:	/s/ MATT SEWELL
Matt Sewell
Vice President, Financial Reporting
(Principal Accounting Officer)