Form 10-Q
period 2024-09-30
PROG Holdings, Inc.
filed 2024-10-23
CIK 1808834

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ________________________________
 FORM 10-Q
________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED September 30, 2024
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

Large Accelerated Filer	☒		Accelerated Filer	☐

Non-Accelerated Filer	☐	(Do not check if a smaller reporting company)	Smaller Reporting Company	☐

Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act				☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
    Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class	Shares Outstanding as of October 18, 2024
Common Stock, $0.50 Par Value	41,543,406

PROG HOLDINGS, INC.

PART I – FINANCIAL INFORMATION
ITEM 1.FINANCIAL STATEMENTS
PROG HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	September 30, 2024	December 31, 2023
	(In Thousands, Except Share Data)
ASSETS:
Cash and Cash Equivalents	$221,726	$155,416
Accounts Receivable (net of allowances of $73,192 in 2024 and $64,180 in 2023)	67,214	67,879
Lease Merchandise (net of accumulated depreciation and allowances of $455,691 in 2024 and $423,466 in 2023)	554,425	633,427
Loans Receivable (net of allowances and unamortized fees of $52,155 in 2024 and $50,022 in 2023)	121,568	126,823
Property and Equipment, Net	21,404	24,104
Operating Lease Right-of-Use Assets	3,753	9,271
Goodwill	296,061	296,061
Other Intangibles, Net	77,775	91,664
Income Tax Receivable	10,921	32,918
Deferred Income Tax Assets	2,368	2,981
Prepaid Expenses and Other Assets	69,125	50,711
Total Assets	$1,446,340	$1,491,255
LIABILITIES & SHAREHOLDERS’ EQUITY:
Accounts Payable and Accrued Expenses	$95,138	$151,259
Deferred Income Tax Liabilities	81,716	104,838
Customer Deposits and Advance Payments	33,200	35,713
Operating Lease Liabilities	12,241	15,849
Debt	593,238	592,265
Total Liabilities	815,533	899,924
Commitments and Contingencies (Note 4)
SHAREHOLDERS' EQUITY:
Common Stock, Par Value $0.50 Per Share: Authorized: 225,000,000 Shares at September 30, 2024 and December 31, 2023; Shares Issued: 82,078,654 at September 30, 2024 and December 31, 2023	41,039	41,039
Additional Paid-in Capital	354,141	352,421
Retained Earnings	1,416,961	1,293,073
	1,812,141	1,686,533
Less: Treasury Shares at Cost
Common Stock: 40,535,248 Shares at September 30, 2024 and 38,404,527 at December 31, 2023	(1,181,334)	(1,095,202)
Total Shareholders’ Equity	630,807	591,331
Total Liabilities & Shareholders’ Equity	$1,446,340	$1,491,255
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

PROG HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In Thousands, Except Per Share Data)
REVENUES:
Lease Revenues and Fees	$582,551	$564,183	$1,773,617	$1,776,104
Interest and Fees on Loans Receivable	23,594	18,694	66,559	54,759
	606,145	582,877	1,840,176	1,830,863
COSTS AND EXPENSES:
Depreciation of Lease Merchandise	401,070	381,844	1,217,440	1,202,157
Provision for Lease Merchandise Write-offs	44,736	36,966	131,660	116,295
Operating Expenses	111,108	109,183	346,350	322,152
	556,914	527,993	1,695,450	1,640,604
OPERATING PROFIT	49,231	54,884	144,726	190,259
Interest Expense, Net	(7,384)	(6,775)	(22,973)	(22,549)
EARNINGS BEFORE INCOME TAX (BENEFIT) EXPENSE	41,847	48,109	121,753	167,710
INCOME TAX (BENEFIT) EXPENSE	(42,115)	13,097	(17,949)	47,447
NET EARNINGS	$83,962	$35,012	$139,702	$120,263
EARNINGS PER SHARE
Basic	$1.99	$0.77	$3.25	$2.58
Assuming Dilution	$1.94	$0.76	$3.19	$2.56
CASH DIVIDENDS DECLARED PER SHARE:
Common Stock	$0.12	$—	$0.36	$—
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	42,264	45,515	42,969	46,606
Assuming Dilution	43,169	46,133	43,804	47,048
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

PROG HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2024	2023
	(In Thousands)
OPERATING ACTIVITIES:
Net Earnings	$139,702	$120,263
Adjustments to Reconcile Net Earnings to Cash Provided by Operating Activities:
Depreciation of Lease Merchandise	1,217,440	1,202,157
Other Depreciation and Amortization	20,780	23,876
Provisions for Accounts Receivable and Loan Losses	279,291	253,217
Stock-Based Compensation	21,588	19,081
Deferred Income Taxes	(24,530)	(32,337)
Impairment of Assets	6,018	—
Income Tax Benefit from Reversal of Uncertain Tax Position Liabilities	(51,443)	—
Non-Cash Lease Expense	(2,605)	(2,065)
Other Changes, Net	(1,255)	(4,397)
Changes in Operating Assets and Liabilities:
Additions to Lease Merchandise	(1,273,535)	(1,195,051)
Book Value of Lease Merchandise Sold or Disposed	135,096	119,711
Accounts Receivable	(240,409)	(216,469)
Prepaid Expenses and Other Assets	(18,865)	2,304
Income Tax Receivable and Payable	26,251	(21)
Accounts Payable and Accrued Expenses	(7,998)	8,735
Customer Deposits and Advance Payments	(2,513)	(6,463)
Cash Provided by Operating Activities	223,013	292,541
INVESTING ACTIVITIES:
Investments in Loans Receivable	(282,039)	(138,922)
Proceeds from Loans Receivable	252,268	127,079
Outflows on Purchases of Property and Equipment	(6,037)	(6,952)
Proceeds from Property and Equipment	119	30
Other Proceeds	41	—
Cash Used in Investing Activities	(35,648)	(18,765)
FINANCING ACTIVITIES:
Dividends Paid	(15,423)	—
Acquisition of Treasury Stock	(98,187)	(108,276)
Issuance of Stock Under Stock Option and Employee Purchase Plans	855	695
Cash Paid for Shares Withheld for Employee Taxes	(8,300)	(3,260)
Debt Issuance Costs	—	(29)
Cash Used in Financing Activities	(121,055)	(110,870)
Increase in Cash and Cash Equivalents	66,310	162,906
Cash and Cash Equivalents at Beginning of Period	155,416	131,880
Cash and Cash Equivalents at End of Period	$221,726	$294,786
Net Cash Paid During the Period:
Interest	$18,695	$18,768
Income Taxes	$31,809	$76,817
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
PROG Holdings’ ecosystem of financial technology offerings also includes Four Technologies, Inc. ("Four"), a Buy Now, Pay Later ("BNPL") company that allows shoppers to pay for merchandise through four interest-free installments. Shoppers use Four to purchase furniture, clothing, electronics, health and beauty products, footwear, jewelry, and other consumer goods from retailers across the United States. Four is not a reportable segment for the three and nine month periods ended September 30, 2024 as its financial results are not significant to the Company's condensed consolidated financial results.
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
The accompanying unaudited condensed consolidated financial statements do not include all information required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments, which are of a normal recurring nature, considered necessary for a fair presentation have been included in the accompanying unaudited condensed consolidated financial statements. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2023 (the "2023 Annual Report") filed with the United States Securities and Exchange Commission on February 21, 2024. The results of operations for the three and nine months ended September 30, 2024 are not necessarily indicative of operating results for the full year.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(Shares In Thousands)	2024	2023	2024	2023
Weighted Average Shares Outstanding	42,264	45,515	42,969	46,606
Dilutive Effect of Share-Based Awards	905	618	835	442
Weighted Average Shares Outstanding Assuming Dilution	43,169	46,133	43,804	47,048
Approximately 273,000 and 522,000 weighted-average share-based awards were excluded from the computation of earnings per share assuming dilution during the three and nine months ended September 30, 2024, respectively, as the awards would have been anti-dilutive for the periods presented.
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
Accounts Receivable
Accounts receivable consist primarily of receivables due from customers of Progressive Leasing and amounted to $67.2 million and $67.9 million, net of allowances, as of September 30, 2024 and December 31, 2023, respectively.
The Company maintains an accounts receivable allowance, which primarily relates to its Progressive Leasing operations. The Company’s policy is to record an allowance for uncollectible renewal payments based on historical collection experience. Other qualitative factors, such as current and forecasted business trends, are considered in estimating the allowance. Given the significant uncertainty regarding the impacts of inflation, elevated interest rates, and/or unemployment rates on our business, a high level of estimation was involved in determining the allowance as of September 30, 2024. Therefore, actual future accounts receivable write-offs may differ materially from the allowance. The provision for uncollectible renewal payments is recorded as a reduction of lease revenues and fees within the condensed consolidated statements of earnings. For customer lease agreements that are past due, the Company's policy is to write off lease receivables after 120 days.

PROG HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table shows the components of the accounts receivable allowance:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2024	2023	2024	2023
Beginning Balance	$64,682	$65,544	$64,180	$69,264
Net Book Value of Accounts Written Off	(89,050)	(87,622)	(260,885)	(256,820)
Recoveries	8,224	8,654	28,823	30,400
Accounts Receivable Provision	89,336	81,459	241,074	225,191
Ending Balance	$73,192	$68,035	$73,192	$68,035
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
The Company records a provision for write-offs using the allowance method. The allowance method for lease merchandise write-offs estimates the merchandise losses incurred but not yet identified by management as of the end of the accounting period based on historical write-off experience. Other qualitative factors, such as current and forecasted customer payment trends, are considered in estimating the allowance. Given the significant uncertainty regarding the impacts of inflation, elevated interest rates, and/or unemployment rates on our business, a high level of estimation was involved in determining the allowance as of September 30, 2024. Actual lease merchandise write-offs may differ materially from the allowance as of September 30, 2024. For customer lease agreements that are past due, the Company's policy is to write off lease merchandise after 120 days.
The following table shows the components of the allowance for lease merchandise write-offs, which is included within lease merchandise, net in the condensed consolidated balance sheets:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2024	2023	2024	2023
Beginning Balance	$48,668	$49,479	$44,180	$47,118
Net Book Value of Merchandise Written off	(44,533)	(42,138)	(130,526)	(122,721)
Recoveries	2,605	1,788	6,162	5,403
Provision for Write-offs	44,736	36,966	131,660	116,295
Ending Balance	$51,476	$46,095	$51,476	$46,095
Vendor Incentives and Rebates Provided to POS Partners
Progressive Leasing has agreements with some of its POS partners that require additional consideration to be paid to the POS partner, including payments for exclusivity, rebates based on lease volume originations generated through the POS partners, and payments to the POS partners for marketing or other development initiatives to promote additional lease originations through these POS partners. Payments made to POS partners as consideration for them providing exclusivity to Progressive Leasing for lease-to-own transactions with customers of the POS partner are expensed on a straight-line basis over the exclusivity term. Rebates are accrued over the period the POS partner is earning the rebate, which is typically based on quarterly or annual lease origination volumes. Payments made to POS partners for marketing or development initiatives are expensed on a straight-line basis over the period the POS partner is earning the funds or the specified marketing term. Progressive Leasing expensed $9.0 million and $25.7 million for such additional consideration to POS partners during the three and nine months ended September 30, 2024, respectively, compared to $6.3 million and $20.7 million during the three and nine months ended September 30, 2023. Expenses related to additional consideration provided to POS partners are classified within operating expenses in the condensed consolidated statements of earnings.

PROG HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Loans Receivable, Net
Gross loans receivable primarily represents the principal balances of credit card charges at Vive's participating merchants that remain due from cardholders, plus unpaid interest and fees due from cardholders. The allowance and unamortized fees represent uncollectible amounts; merchant fee discounts, net of capitalized origination costs; promotional fee discounts; and deferred annual card fees. Loans receivable, net, also includes $11.6 million and $13.9 million of outstanding receivables from customers of Four as of September 30, 2024 and December 31, 2023, respectively.
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
The Company calculates Vive's allowance for loan losses based on internal historical loss information and incorporates observable and forecasted macroeconomic data over a six-month reasonable and supportable forecast period. Incorporating macroeconomic data could have a material impact on the measurement of the allowance to the extent that forecasted data changes significantly, such as higher forecasted inflation and unemployment rates. Subsequent to the six-month reasonable and supportable forecast period described above, the Company reverts to using historical loss information on a straight-line basis over a three-month period. The Company may also consider other qualitative factors in estimating the allowance, as necessary. For the purposes of determining the allowance as of September 30, 2024, management considered qualitative factors such as the macroeconomic conditions associated with the impacts of stabilizing inflation and unemployment rates. The allowance for loan losses is maintained at a level considered appropriate to cover expected future losses of outstanding principal, interest and fees associated with the loans receivable portfolio. The appropriateness of the allowance is evaluated at each period end. To the extent that actual results differ from estimates of uncollectible loans receivable, the Company's results of operations and liquidity may be materially affected.
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
Vive extends or declines credit to an applicant through its bank partners based primarily upon the applicant's credit rating and other factors. Four extends or declines credit on an individual transaction basis using its proprietary decisioning platform, without using customer credit ratings. Four's credit risk exposure is limited by smaller transaction values and a short loan duration. Below is a summary of credit quality indicators of the Company's loan portfolio as of September 30, 2024 and December 31, 2023 by FICO score as determined at the time of loan origination:

FICO Score Category	September 30, 2024	December 31, 2023
600 or Less	8.3%	6.5%
Between 600 and 700	68.8%	73.5%
700 or Greater	11.7%	11.2%
No Score Identified	11.2%	8.8%

PROG HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Prepaid Expenses and Other Assets
Prepaid expenses and other assets consist of the following:

(In Thousands)	September 30, 2024	December 31, 2023
Prepaid Expenses	$38,359	$17,768
Prepaid Lease Merchandise	7,892	9,944
Prepaid Software Expenses	9,995	8,624
Unamortized Initial Direct Costs on Lease Agreement Originations	5,945	7,192
Other Assets	6,934	7,183
Prepaid Expenses and Other Assets	$69,125	$50,711
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
Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consist of the following:

(In Thousands)	September 30, 2024	December 31, 2023
Accounts Payable	$11,842	$20,237
Accrued Salaries and Benefits	21,393	27,256
Accrued Sales and Personal Property Taxes	12,726	11,684
Income Taxes Payable	5,407	1,153
Uncertain Tax Positions	1,074	54,995
Accrued Vendor Rebates	7,605	11,446
Other Accrued Expenses and Liabilities	35,091	24,488
Accounts Payable and Accrued Expenses	$95,138	$151,259
Uncertain Tax Positions
In December 2019, Progressive Leasing reached an agreement in principle with the staff of the Federal Trade Commission ("FTC") with respect to a tentative settlement to resolve the FTC inquiry received by the Company in July 2018, under which Progressive Leasing agreed to pay $175.0 million. At the time of the agreement, the Company treated the tentative settlement as a non-deductible regulatory charge for tax purposes and recognized tax expense.
The $175.0 million settlement was finalized and paid to the FTC in 2020. Prior to filing the Company's 2020 income tax return, it was determined there was a reasonable basis for deducting the settlement amount on the return. However, the tax position did not meet the more-likely-than-not recognition standard and no tax benefit was recognized. As a result, the Company reclassified $44.8 million from taxes payable, previously recognized in December 2019, to an uncertain tax position as of December 31, 2021.
The Company's policy is to recognize potential interest and penalties related to uncertain tax positions as a component of income tax (benefit) expense, and recognized accrued interest related to this uncertain tax position accordingly. As of December 31, 2023, the amount of accrued interest related to the FTC settlement was $8.6 million.
During September 2024, the statute of limitations for the taxing authority to examine the uncertain tax position relating to the FTC settlement expired. The Company therefore recognized a net income tax benefit of $53.6 million relating to the uncertain tax position reversal during the three months ended September 30, 2024, which included the reversal of the associated accrued interest. As a result, the Company had no accrued interest related to the FTC settlement as of September 30, 2024.
The Company recognized a benefit of $8.6 million related to interest associated with the uncertain tax position during the nine months ended September 30, 2024, compared to expense of $3.0 million during the nine months ended September 30, 2023.

PROG HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table summarizes the activity related to the Company's uncertain tax positions for the periods presented (does not include accrued interest):

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2024	2023	2024	2023
Beginning Balance	$45,836	$46,407	$46,200	$46,407
Additions for Tax Positions Related to the Current Year	—	—	—	—
Additions for Tax Positions Related to Prior Years	—	—	—	—
Prior Year Reductions	—	—	(3)	—
Statute of Limitation Expirations	(44,816)	—	(44,816)	—
Settlements	—	—	(361)	—
Ending Balance	$1,020	$46,407	$1,020	$46,407
Debt
On November 24, 2020, the Company entered into a credit agreement with a consortium of lenders providing for a $350.0 million senior revolving credit facility (the "Revolving Facility"), under which revolving borrowings became available at the completion of the separation and distribution transaction through which the Company's historical Aaron's Business segment was spun-off into a separate company, and under which all borrowings and commitments will mature or terminate on November 24, 2025. The Company expects that the Revolving Facility will be used to provide for working capital and capital expenditures, to finance future permitted acquisitions, and for other general corporate purposes. If the Company's total net debt to EBITDA ratio as defined by the Revolving Facility exceeds 1.25, the Revolving Facility becomes fully secured for the remaining duration of the Revolving Facility term. As of June 30, 2022, the Company exceeded the 1.25 total net debt to EBITDA ratio and the Revolving Facility became fully secured. The Company had no outstanding borrowings and $350.0 million total available credit under the Revolving Facility as of September 30, 2024 and December 31, 2023.
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
At September 30, 2024, the Company was in compliance with all covenants related to its outstanding debt. See Note 8 to the consolidated financial statements in the 2023 Annual Report for further information regarding the Company's indebtedness.
Goodwill
Goodwill represents the excess of the purchase price paid over the fair value of the identifiable net tangible and intangible assets acquired in connection with business acquisitions. Progressive Leasing and Four are the only reporting units with goodwill as of September 30, 2024. Impairment occurs when the reporting unit's carrying value exceeds its fair value. The Company’s goodwill is not amortized but is subject to an impairment test at the reporting unit level annually as of October 1 and more frequently if events or circumstances indicate that an impairment may have occurred. Factors which could necessitate an interim impairment assessment include a sustained decline in the Company’s stock price, prolonged negative industry or economic trends and significant underperformance relative to historical results, projected future operating results, or the Company failing to successfully execute on one or more elements of Progressive Leasing and/or Four's strategic plans.
The Company completed qualitative assessments for its annual goodwill impairment test for both Progressive Leasing and Four as of October 1, 2023. The qualitative assessments did not present any indicators of impairment and the Company concluded that no impairment had occurred. The Company determined that there were no events or circumstances that occurred during the nine months ended September 30, 2024 that would more likely than not reduce the fair value of Progressive Leasing or Four below their carrying amounts.

PROG HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Stock-Based Compensation
During the nine months ended September 30, 2024, the Company issued 629,057 restricted stock units and 338,995 performance share units to certain employees, which vest over one to three-year periods for certain units or upon the achievement of specified performance conditions for other units. The weighted average fair value of the restricted stock and performance share awards was $30.29, which was based on the fair market value of the Company’s common stock on the dates of grant. The Company also issued 125,452 performance share units which may be earned after a three-year vesting period by achieving specified levels of total shareholder return ("TSR") of the Company’s common stock relative to the TSR of the S&P 600 Small Cap Index. The fair value of the TSR performance share units was $40.23, which was based on a grant date value using a Monte Carlo simulation model. The Company will recognize the grant date fair value of the restricted stock units and TSR performance share units as stock-based compensation expense over the requisite service period of one to three years. The Company will recognize the grant date fair value of the performance units as stock-based compensation expense over the estimated vesting period based on the Company's projected assessment of the performance conditions that are probable of being achieved in accordance with ASC 718, Stock-based Compensation.

PROG HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Shareholders' Equity
Changes in shareholders' equity for the nine months ended September 30, 2024 and 2023 are as follows:

	Treasury Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Total Shareholders’ Equity
(In Thousands)	Shares	Amount	Shares	Amount
Balance, December 31, 2023	(38,405)	$(1,095,202)	82,079	$41,039	$352,421	$1,293,073	$591,331
Cash Dividends, $0.12 per share	—	—	—	—	—	(5,337)	(5,337)
Stock-Based Compensation	—	—	—	—	6,689	—	6,689
Reissued Shares	281	7,391	—	—	(12,460)	—	(5,069)
Repurchased Shares	(781)	(24,490)	—	—	—	—	(24,490)
Net Earnings	—	—	—	—	—	21,966	21,966
Balance, March 31, 2024	(38,905)	$(1,112,301)	82,079	$41,039	$346,650	$1,309,702	$585,090
Cash Dividends, $0.12 per share	—	—	—	—	—	(5,275)	(5,275)
Stock-Based Compensation	—	—	—	—	7,335	—	7,335
Reissued Shares	172	4,438	—	—	(6,433)	—	(1,995)
Repurchased Shares	(1,030)	(37,076)	—	—	—	—	(37,076)
Net Earnings	—	—	—	—	—	33,774	33,774
Balance, June 30, 2024	(39,763)	$(1,144,939)	82,079	$41,039	$347,552	$1,338,201	$581,853
Cash Dividends, $0.12 per share	—	—	—	—	—	(5,202)	(5,202)
Stock-Based Compensation	—	—	—	—	7,934	—	7,934
Reissued Shares	38	964	—	—	(1,345)	—	(381)
Repurchased Shares	(810)	(37,359)	—	—	—	—	(37,359)
Net Earnings	—	—	—	—	—	83,962	83,962
Balance, September 30, 2024	(40,535)	$(1,181,334)	82,079	$41,039	$354,141	$1,416,961	$630,807

	Treasury Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Total Shareholders’ Equity
(In Thousands)	Shares	Amount	Shares	Amount
Balance, December 31, 2022	(34,044)	$(963,627)	82,079	$41,039	$338,814	$1,154,235	$570,461
Stock-Based Compensation	—	—	—	—	5,460	—	5,460
Reissued Shares	166	4,778	—	—	(7,171)	—	(2,393)
Repurchased Shares	(1,459)	(36,769)	—	—	—	—	(36,769)
Net Earnings	—	—	—	—	—	48,033	48,033
Balance, March 31, 2023	(35,337)	$(995,618)	82,079	$41,039	$337,103	$1,202,268	$584,792
Stock-Based Compensation	—	—	—	—	6,886	—	6,886
Reissued Shares	52	1,439	—	—	(973)	—	466
Repurchased Shares	(1,083)	(35,713)	—	—	—	—	(35,713)
Net Earnings	—	—	—	—	—	37,218	37,218
Balance, June 30, 2023	(36,368)	$(1,029,892)	82,079	$41,039	$343,016	$1,239,486	$593,649
Stock-Based Compensation	—	—	—	—	6,889	—	6,889
Reissued Shares	57	1,462	—	—	(2,099)	—	(637)
Repurchased Shares	(1,045)	(36,776)	—	—	—	—	(36,776)
Net Earnings	—	—	—	—	—	35,012	35,012
Balance, September 30, 2023	(37,356)	$(1,065,206)	82,079	$41,039	$347,806	$1,274,498	$598,137

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
During the nine months ended September 30, 2024, the Company incurred $0.3 million for costs related to the cybersecurity incident, net of insurance proceeds, resulting in aggregate expenses of $3.2 million since the incident occurred. These costs related primarily to third-party legal and consulting services and credit monitoring services for Progressive Leasing's customers and employees that were impacted. Those costs are included within professional services expense as a component of operating expenses in the condensed consolidated statements of earnings. At September 30, 2024, the Company had $0.4 million accrued for costs related to the cybersecurity incident, which are included in accounts payable and accrued expenses in the condensed consolidated balance sheets.
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
Recent Accounting Pronouncements
In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update 2023-07, "Segment Reporting (Topic 280): Improvements to Reporting Segment Disclosures" ("ASU 2023-07"). ASU 2023-07 requires expanded disclosures, including the disclosure of significant segment expenses and other segment items required to reconcile the difference between segment revenue and segment expenses to segment profit or loss on an annual and interim basis. ASU 2023-07 also requires disclosure of the title and position of the chief operating decision maker, and is required to be applied retrospectively. It is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The adoption of ASU 2023-07 will not have a material impact on our financial position and/or results of operations. The Company will adopt ASU 2023-07 for the fiscal year ended December 31, 2024 and include the updated segment disclosures in the Company's 2024 Annual Report on Form 10-K.
In December 2023, the FASB issued ASU 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures." The amended guidance will improve the transparency of income tax disclosures by requiring specific categories in the effective tax rate reconciliation and the disclosure of income taxes paid disaggregated by jurisdiction, along with other disclosure requirements. It is effective for fiscal years beginning after December 15, 2024, and can be applied on a prospective or retrospective basis. Early adoption is permitted. We plan to adopt this pronouncement for our fiscal year beginning January 1, 2025, and we do not expect it to have a material impact on our consolidated financial statements.

PROG HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 2. FAIR VALUE MEASUREMENT
Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table summarizes financial liabilities measured at fair value on a recurring basis:

(In Thousands)	September 30, 2024			December 31, 2023
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Deferred Compensation Liability	$—	$2,940	$—	$—	$2,487	$—
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
The following table summarizes the fair value of the Company's debt and the loans receivable held by Vive and Four:

(In Thousands)	September 30, 2024			December 31, 2023
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Senior Notes	$—	$592,140	$—	$—	$559,500	$—
Loans Receivable, Net	$—	$—	$148,813	$—	$—	$148,466
NOTE 3. LOANS RECEIVABLE
The following is a summary of the Company’s loans receivable, net:

(In Thousands)	September 30, 2024	December 31, 2023
Loans Receivable, Gross	$173,723	$176,845
Unamortized Fees	(8,914)	(9,402)
Loans Receivable, Amortized Cost	164,809	167,443
Allowance for Loan Losses	(43,241)	(40,620)
Loans Receivable, Net of Allowances and Unamortized Fees[1]	$121,568	$126,823
1 Loans Receivable, Net of Allowances and Unamortized Fees, attributable to Four was $11.6 million and $13.9 million as of September 30, 2024 and December 31, 2023, respectively.

PROG HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The table below presents credit quality indicators of the amortized cost of the Company's loans receivable by origination year:

As of September 30, 2024 (In Thousands)	2024	2023	2022 and Prior	Revolving Loans	Total
FICO Score Category:
600 or Less	$—	$—	$—	$13,874	$13,874
Between 600 and 700	—	—	—	113,448	113,448
700 or Greater	—	—	—	18,638	18,638
No Score Identified	18,849	—	—	—	18,849
Total Amortized Cost	$18,849	$—	$—	$145,960	$164,809

Gross Charge-offs by Origination Year for the Nine Months Ended September 30, 2024	$6,836	$3,018	$—	$31,316	$41,170
Included in the table below is an aging of the loans receivable, gross balance:

(Dollar Amounts in Thousands)
Aging Category	September 30, 2024	December 31, 2023
30-59 Days Past Due	7.4%	7.3%
60-89 Days Past Due	4.1%	3.8%
90 or More Days Past Due	5.5%	5.4%
Past Due Loans Receivable	17.0%	16.5%
Current Loans Receivable	83.0%	83.5%
Balance of Credit Card Loans on Nonaccrual Status	$4,462	$4,482
Balance of Loans Receivable Greater than 90 Days Past Due and Still Accruing Interest and Fees	$—	$—
The table below presents the components of the allowance for loan losses:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2024	2023	2024	2023
Beginning Balance	$40,242	$38,946	$40,620	$42,428
Provision for Loan Losses	15,133	10,521	38,217	28,026
Charge-offs	(13,992)	(10,968)	(41,170)	(34,588)
Recoveries	1,858	1,690	5,574	4,323
Ending Balance	$43,241	$40,189	$43,241	$40,189
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
At September 30, 2024 and December 31, 2023, the Company had accrued $0.1 million and $1.2 million, respectively, for pending legal and regulatory matters for which it believes losses are probable and the amount of the loss can be reasonably estimated. The Company records its best estimate of the loss to legal and regulatory liabilities in accounts payable and accrued expenses in the condensed consolidated balance sheets. The Company estimates the aggregate range of reasonably possible loss in excess of accrued liabilities for such probable loss contingencies is immaterial. Those matters for which a probable loss cannot be reasonably estimated are not included within the estimated ranges.
At September 30, 2024, the Company estimated that the aggregate range of loss for all material pending legal and regulatory proceedings for which a loss is reasonably possible, but less likely than probable (i.e., excluding the contingencies described in the preceding paragraph), is immaterial. Those matters for which a reasonable estimate is not possible are not included within estimated ranges and, therefore, the estimated ranges do not represent the Company's maximum loss exposure. The Company’s estimates for legal and regulatory accruals, aggregate probable loss amounts and reasonably possible loss amounts are all subject to the uncertainties and variables described above.
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
In April 2020, Progressive Leasing entered into a settlement (the "FTC Settlement") with the Federal Trade Commission ("FTC") to resolve allegations by the FTC that certain of Progressive Leasing’s advertising and marketing practices violated the FTC Act. Progressive Leasing did not admit any violations of the FTC Act or any other laws in connection with the FTC Settlement. Under the terms of the FTC Settlement, Progressive Leasing paid $175 million to the FTC and agreed to enhance certain of its compliance-related activities, including augmenting disclosures to its customers and expanding its POS partner monitoring programs. Progressive Leasing further agreed to submit compliance reports or produce other requested documents and information to the FTC upon written request by the FTC.
During the third quarter of 2024, Progressive Leasing received a written request from the FTC to evidence Progressive Leasing’s compliance with the FTC Settlement by providing the FTC with information and documents, including those related to customer complaints and advertising and marketing materials. The FTC’s request is not a civil investigative demand. The Company is fully cooperating with the FTC in responding to the FTC’s request for information and documents.
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
Off-Balance Sheet Risk
The Company, through its Vive segment, had unconditionally cancellable unfunded lending commitments totaling $498.7 million and $523.9 million as of September 30, 2024 and December 31, 2023, respectively, that do not give rise to revenues and cash flows. These unfunded commitments arise in the ordinary course of business from credit card agreements with individual cardholders that give them the ability to borrow, against unused amounts, up to the maximum credit limit assigned to their account. While these unfunded amounts represent the total available unused lines of credit, the Company does not anticipate that all cardholders will utilize their entire available line at any given point in time. Commitments to extend unsecured credit are agreements to lend to a cardholder so long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.
NOTE 5. RESTRUCTURING EXPENSES
During 2022, the Company initiated restructuring activities intended to reduce expenses, consolidate certain segment corporate headquarters, and align the cost structure of the business with the Company's near-term revenue outlook. The Company continued such activities in 2024. Restructuring expenses were immaterial and $20.9 million during the three and nine months ended September 30, 2024, respectively, resulting in aggregate expenses of $42.4 million since the inception of the restructuring activities in 2022. These costs were primarily comprised of early contract termination costs related to certain independent sales agreements and a third party service and marketing agreement, employee severance within Progressive Leasing, and operating lease right-of-use ("ROU") asset impairment charges related to the relocation of the Vive corporate headquarters to the Company's corporate office building and a reduction of management and information technology space. The Company will continue to monitor the impacts of changes in macroeconomic conditions on its businesses and may take additional steps to further adjust the Company's cost structure based on unfavorable changes in these conditions, which may result in further restructuring charges in future periods.
The following tables summarize restructuring charges recorded within operating expenses in the condensed consolidated statements of earnings for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30, 2024				Three Months Ended September 30, 2023
(In Thousands)	Progressive Leasing	Vive	Other	Total	Progressive Leasing	Vive	Other	Total
Severance	$—	$—	$—	$—	$260	$—	$—	$260
Other Restructuring Activities	6	—	—	6	(22)	—	—	(22)
Total Restructuring Expenses	$6	$—	$—	$6	$238	$—	$—	$238

PROG HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Nine Months Ended September 30, 2024				Nine Months Ended September 30, 2023
(In Thousands)	Progressive Leasing	Vive	Other	Total	Progressive Leasing	Vive	Other	Total
Severance	$4,336	$—	$628	$4,964	$1,983	$—	$—	$1,983
Right-of-Use Asset Impairment[1]	4,515	—	—	4,515	—	—	—	—
Property and Equipment Impairment	1,503	—	—	1,503	—	—	—	—
Early Contract Termination Costs	7,750	—	2,000	9,750	—	—	—	—
Other Restructuring Activities	174	—	—	174	(25)	—	—	(25)
Total Restructuring Expenses	$18,278	$—	$2,628	$20,906	$1,958	$—	$—	$1,958
1 To determine the amount of impairment for vacated office space, the fair value of the ROU asset is calculated based on the present value of the estimated net cash flows related to the ROU asset.
The following table summarizes the accrual and payment activity related to the restructuring program for the nine months ended September 30, 2024 and 2023:

(In Thousands)	Severance	Early Contract Termination Costs	Other Restructuring Activities	Total
Balance at December 31, 2023	$2,675	$2,500	$—	$5,175
Charges	4,964	9,750	174	14,888
Cash Payments	(6,564)	(10,650)	(174)	(17,388)
Balance at September 30, 2024	$1,075	$1,600	$—	$2,675

(In Thousands)	Severance	Other Restructuring Activities	Total
Balance at December 31, 2022	$3,061	$42	$3,103
Charges	1,983	(25)	1,958
Cash Payments	(2,657)	(4)	(2,661)
Balance at September 30, 2023	$2,387	$13	$2,400

PROG HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 6. SEGMENTS
As of September 30, 2024, the Company has two reportable segments: Progressive Leasing and Vive.
Progressive Leasing partners with traditional and e-commerce retailers, primarily in the consumer residential electronics, furniture and appliance, jewelry, mobile phones and accessories, mattresses, and automobile electronics and accessories industries to offer a lease-purchase solution primarily for customers who may not have access to traditional credit-based financing options. It does so by offering leases with weekly, bi-weekly, semi-monthly and monthly payment frequencies.
Vive offers a variety of second-look financing programs originated through third-party federally insured banks to customers of participating merchants and, together with Progressive Leasing, allows the Company to provide POS partners with near-prime and below-prime customers one source for financing and leasing transactions.
Four is an innovative BNPL company that allows shoppers to pay for merchandise through four interest-free installments. Four is not a reportable segment for the three and nine month periods ended September 30, 2024 and 2023 as its financial results are not significant to the Company's condensed consolidated financial results.
Disaggregated Revenue
The following table presents revenue by source and by segment for the three months ended September 30, 2024 and 2023. The revenues within Other are primarily comprised of the operating activities of Four.

	Three Months Ended September 30, 2024				Three Months Ended September 30, 2023
(In Thousands)	Progressive Leasing	Vive	Other	Total	Progressive Leasing	Vive	Other	Total
Lease Revenues and Fees[1]	$582,551	$—	$—	$582,551	$564,183	$—	$—	$564,183
Interest and Fees on Loans Receivable[2]	—	16,000	7,594	23,594	—	17,547	1,147	18,694
Total	$582,551	$16,000	$7,594	$606,145	$564,183	$17,547	$1,147	$582,877
1 Revenue within the scope of ASC 842, Leases.
2 Revenue within the scope of ASC 310, Receivables. Also included within Interest and Fees on Loans Receivable for the three months ended September 30, 2024 is $2.7 million of subscription fee and interchange revenue within the scope of ASC 606, Revenue from Contracts with Customers.
The following table presents revenue by source and by segment for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30, 2024				Nine Months Ended September 30, 2023
(In Thousands)	Progressive Leasing	Vive	Other	Total	Progressive Leasing	Vive	Other	Total
Lease Revenues and Fees[1]	$1,773,617	$—	$—	$1,773,617	$1,776,104	$—	$—	$1,776,104
Interest and Fees on Loans Receivable[2]	—	47,471	19,088	66,559	—	51,887	2,872	54,759
Total	$1,773,617	$47,471	$19,088	$1,840,176	$1,776,104	$51,887	$2,872	$1,830,863
1 Revenue within the scope of ASC 842, Leases.
2 Revenue within the scope of ASC 310, Receivables. Also included within Interest and Fees on Loans Receivable for the nine months ended September 30, 2024 is $6.4 million of subscription fee and interchange revenue within the scope of ASC 606, Revenue from Contracts with Customers.

PROG HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Measurement of Segment Profit or Loss and Segment Assets
The Company evaluates performance and allocates resources based on revenues and earnings (loss) before income tax (benefit) expense. The Company determines earnings (loss) before income tax (benefit) expense for all reportable segments in accordance with U.S. GAAP.
The Company incurred various corporate overhead expenses for certain executive management, finance, treasury, tax, audit, legal, risk management, and other overhead functions during the three and nine months ended September 30, 2024 and 2023. Corporate overhead expenses incurred are primarily reflected as expenses of the Progressive Leasing segment and an immaterial amount was allocated to the Vive segment and Other. The allocation of corporate overhead costs to Progressive Leasing, Vive and Other is consistent with how the chief operating decision maker analyzed performance and allocated resources among the segments of the Company during the three and nine months ended September 30, 2024 and 2023.
The following is a summary of earnings before income tax (benefit) expense by segment. The loss before income taxes within Other is primarily comprised of the operating activities of certain other strategic initiatives.

	Three Months Ended September 30,
(In Thousands)	2024	2023
Earnings Before Income Tax (Benefit) Expense:
Progressive Leasing	$47,177	$53,941
Vive	(1,441)	565
Other	(3,889)	(6,397)
Total Earnings Before Income Tax (Benefit) Expense	$41,847	$48,109

	Nine Months Ended September 30,
(In Thousands)	2024	2023
Earnings Before Income Tax (Benefit) Expense:
Progressive Leasing	$136,596	$180,414
Vive	108	4,486
Other	(14,951)	(17,190)
Total Earnings Before Income Tax (Benefit) Expense	$121,753	$167,710
During the nine months ended September 30, 2024 and 2023, Progressive Leasing recorded $18.3 million and $2.0 million, respectively, of expenses associated with the restructuring activities which reduced earnings before income tax (benefit) expense. These expenses in 2024 were primarily comprised of early contract termination costs, operating lease right-of-use asset and other fixed asset impairment charges related to a reduction of office space, and employee severance costs. Restructuring expenses in 2023 were primarily comprised of employee severance costs.
The following is a summary of total assets by segment. The amount within Other is primarily comprised of the assets of Four.

(In Thousands)	September 30, 2024	December 31, 2023
Assets:
Progressive Leasing	$1,253,717	$1,286,587
Vive	137,410	141,028
Other	55,213	63,640
Total Assets	$1,446,340	$1,491,255

PROG HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table presents additional segment profit or loss information for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2024	2023	2024	2023
Depreciation and Amortization:
Progressive Leasing	$5,390	$7,261	$18,281	$21,803
Vive	155	184	487	534
Other	720	536	2,012	1,539
Total Depreciation and Amortization[1]	$6,265	$7,981	$20,780	$23,876

Depreciation of Lease Merchandise:
Progressive Leasing	$401,070	$381,844	$1,217,440	$1,202,157
Vive	—	—	—	—
Other	—	—	—	—
Total Depreciation of Lease Merchandise	$401,070	$381,844	$1,217,440	$1,202,157

Interest Expense, Net:
Interest Expense:
Progressive Leasing	$9,976	$9,745	$29,958	$29,115
Vive	—	112	—	569
Other	—	—	—	—
Intercompany Elimination	(316)	(195)	(949)	(652)
Interest Income:
Progressive Leasing	$(2,276)	$(2,999)	$(6,036)	$(7,052)
Vive	—	—	—	—
Other	(316)	(83)	(949)	(83)
Intercompany Elimination	316	195	949	652
Total Interest Expense, Net	$7,384	$6,775	$22,973	$22,549

Capital Expenditures[2]:
Progressive Leasing	$1,330	$1,804	$3,985	$4,402
Vive	77	127	245	451
Other	631	633	1,807	2,099
Total Capital Expenditures	$2,038	$2,564	$6,037	$6,952
1 Excludes depreciation of lease merchandise, which is not included in the chief operating decision maker's measure of depreciation and amortization.
2 Capital expenditures primarily consists of internal-use software, as well as computer hardware and furniture and equipment.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Special Note Regarding Forward-Looking Information: Except for historical information contained herein, the matters set forth in this Form 10-Q are forward-looking statements. These statements are based on management’s current expectations and plans, which involve risks and uncertainties. Such forward-looking statements generally can be identified by the use of forward-looking terminology such as "anticipate," "believe," "could," "estimate," "expect," "intend," "plan," "project," "would," "should," and similar expressions. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the filing date of this Quarterly Report and which involve risks and uncertainties that may cause actual results to differ materially from those set forth in these statements. These risks and uncertainties include factors that could cause our actual results and financial condition to differ materially from those expressed or implied in our forward-looking statements. Such risks and uncertainties include, among others, those discussed in "Item 1A. Risk Factors" in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (the "2023 Annual Report") and in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2024. Except as required by law, the Company undertakes no obligation to update these forward-looking statements to reflect subsequent events or circumstances after the filing date of this Quarterly Report.
The following discussion should be read in conjunction with the condensed consolidated financial statements as of September 30, 2024 and December 31, 2023, and for the three and nine months ended September 30, 2024 and 2023, including the notes to those statements, appearing elsewhere in this report. We also suggest that management’s discussion and analysis appearing in this report be read in conjunction with the management’s discussion and analysis and consolidated financial statements included in our 2023 Annual Report.
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
Four Technologies, Inc. ("Four") is a Buy Now, Pay Later ("BNPL") company that allows shoppers to pay for merchandise through four interest-free installments. Four’s proprietary platform capabilities and its base of customers and retailers expand PROG Holdings’ ecosystem of financial technology offerings by introducing a payment solution that further diversifies the Company's consumer financial technology offerings. Shoppers use Four to purchase furniture, clothing, electronics, health and beauty products, footwear, jewelry, and other consumer goods from retailers across the United States. Four is not expected to be a reportable segment in 2024 as its financial results are not expected to be significant to the Company's consolidated financial results in 2024. Four's financial results are reported within "Other" for segment reporting purposes.
PROG Holdings also owns Build, a credit building financial management tool. Build is not expected to be a reportable segment in 2024 as its financial results are not expected to be material to the Company's consolidated financial results in 2024. Build's financial results are reported within "Other" for segment reporting purposes.

Macroeconomic and Business Environment
During the first nine months of 2024, the Company's lease application volume increased due to progress in executing our strategic growth initiatives and the tightening of the credit supply above Progressive Leasing. This tightening contributed to a favorable impact on our Progressive Leasing Gross Merchandise Volume ("GMV") in the third quarter of 2024 when compared to the same period in 2023. Despite the increase in demand for our lease-to-own offerings, the Company continues to operate in a challenging macroeconomic environment. We believe the higher year-over-year inflation in 2023, which remained elevated in 2024, particularly in housing, food, and gas costs, has disproportionately negatively affected the customers we serve and has resulted in an unfavorable impact on our GMV during 2023 and 2024. While the rate of increase in inflation has slowed, the cost of living remains significantly higher than it was prior to the COVID-19 pandemic, and we believe inflation continues to present a challenge to our customers. We believe the significant increase in inflation and elevated interest rates for extended periods have also unfavorably impacted consumer confidence within our customer base, resulting in a decrease in demand for the types of merchandise offered by many of our key national and regional POS partners. In light of these macroeconomic challenges and to align the cost structure of our business with our near-term revenue outlook, the Company executed a number of cost reduction initiatives beginning in 2022, and continuing into 2024, to drive efficiencies and right-size variable costs, while attempting to minimize the negative impact on growth-related initiatives.
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
During the three and nine months ended September 30, 2024, the Company incurred $0.1 million and $0.3 million, respectively, for costs related to the cybersecurity incident, net of insurance proceeds, resulting in aggregate expenses of $3.2 million since the incident occurred. These costs related primarily to third-party legal and consulting services and credit monitoring services for Progressive Leasing's customers and employees that were impacted and are included within professional services expense as a component of operating expenses in the condensed consolidated statements of earnings.

Highlights
The following summarizes significant financial highlights from the three months ended September 30, 2024:
•We reported revenues of $606.1 million, which was a 4.0% increase compared to the $582.9 million we reported for the third quarter of 2023.
•GMV increased by $47.5 million for Progressive Leasing and increased by $3.5 million for Vive in the third quarter of 2024, compared to the same period in the prior year. The increase in GMV for Progressive Leasing was due to a combination of: (i) positive customer responses to our strategic initiatives, such as e-commerce integrations with our POS partners and direct-to-consumer marketing, and (ii) increasing demand for our lease-to-own offering arising out of a tightening of the credit supply above Progressive Leasing, which resulted in an increase in lease applications when compared to the same period in the prior year. The increase in GMV for Vive was due to the expansion of certain product offerings to a wider consumer base resulting in more loan originations. GMV from our Other operations increased by $42.4 million, due to an increase in Four loan originations in the third quarter of 2024 compared to the third quarter of 2023.
•Earnings before income taxes decreased to $41.8 million compared to $48.1 million in the same period in 2023. The decrease was primarily driven by higher provision for lease merchandise write-offs and an increase in the provision for loan losses. These decreases to earnings before income taxes were partially offset by lower personnel costs resulting from our cost reduction initiatives.
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
The following table presents our GMV for the Company for the periods presented:

	Three Months Ended September 30,		Change
(Unaudited and In Thousands)	2024	2023	$	%
Progressive Leasing	$456,651	$409,169	$47,482	11.6%
Vive	38,755	35,243	3,512	10.0
Other	62,058	19,632	42,426	nmf
Total GMV	$557,464	$464,044	$93,420	20.1%
nmf - Calculation is not meaningful
Progressive Leasing's GMV was higher when compared to the third quarter of 2023 due to a combination of: (i) positive customer responses to our strategic initiatives, such as e-commerce integrations with our POS partners and direct-to-consumer marketing, and (ii) increasing demand for our lease-to-own offering arising out of a tightening of the credit supply above Progressive Leasing, which resulted in an increase in lease applications when compared to the same period in the prior year. E-commerce channels generated 16.6% of Progressive Leasing's GMV in the third quarter of 2024 compared to 14.8% in the third quarter of 2023. The increase in Vive's GMV was a result of an expansion of certain product offerings to a wider consumer base resulting in more loan originations. GMV from Other increased primarily due to an increase in Four loan originations.

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

As of September 30 (Unaudited and In Thousands)	2024	2023
Active Customer Count:
Progressive Leasing	848	820
Vive	91	88
Other	148	35
The number of customers for Progressive Leasing was slightly higher compared to the prior year. This increase is due to increasing demand due to our strategic initiatives and tightening of the credit supply above Progressive Leasing. The increase in Vive customers was primarily due to an increase in loan originations compared to the same period in the prior year. The increase in the number of customers for Other was the result of continued growth in our other strategic businesses.
Key Components of Earnings Before Income Tax (Benefit) Expense
In this MD&A section, we review our condensed consolidated results. For the three and nine months ended September 30, 2024 and the comparable prior year periods, some of the key revenue, cost and expense items that affected earnings before income taxes were as follows:
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

Results of Operations – Three months ended September 30, 2024 and 2023

	Three Months Ended September 30,		Change
(In Thousands)	2024	2023	$	%
REVENUES:
Lease Revenues and Fees	$582,551	$564,183	$18,368	3.3%
Interest and Fees on Loans Receivable	23,594	18,694	4,900	26.2
	606,145	582,877	23,268	4.0
COSTS AND EXPENSES:
Depreciation of Lease Merchandise	401,070	381,844	19,226	5.0
Provision for Lease Merchandise Write-Offs	44,736	36,966	7,770	21.0
Operating Expenses	111,108	109,183	1,925	1.8
	556,914	527,993	28,921	5.5
OPERATING PROFIT	49,231	54,884	(5,653)	(10.3)
Interest Expense, Net	(7,384)	(6,775)	(609)	9.0
EARNINGS BEFORE INCOME TAX (BENEFIT) EXPENSE	41,847	48,109	(6,262)	(13.0)
INCOME TAX (BENEFIT) EXPENSE	(42,115)	13,097	(55,212)	nmf
NET EARNINGS	$83,962	$35,012	$48,950	nmf
nmf - Calculation is not meaningful
Revenues
Information about our revenues by source and reportable segment is as follows:

	Three Months Ended September 30, 2024				Three Months Ended September 30, 2023
(In Thousands)	Progressive Leasing	Vive	Other	Total	Progressive Leasing	Vive	Other	Total
Lease Revenues and Fees	$582,551	$—	$—	$582,551	$564,183	$—	$—	$564,183
Interest and Fees on Loans Receivable	—	16,000	7,594	23,594	—	17,547	1,147	18,694
Total	$582,551	$16,000	$7,594	$606,145	$564,183	$17,547	$1,147	$582,877
The increase in Progressive Leasing revenues was primarily the result of the 11.6% increase in gross merchandise volume for the third quarter of 2024 as compared to the third quarter of 2023, due to an increase in customer demand for our lease-to-own offerings. Vive revenues declined primarily due to a smaller loan portfolio entering the third quarter of 2024 as compared to the third quarter of 2023, due to a decrease in customer demand for products offered by certain Vive POS partners during 2023 and the first part of 2024. The increase to Other revenue was primarily driven by an increase in Four's GMV as compared to the third quarter of 2023.

Operating Expenses
Information about certain significant components of operating expenses for the third quarter of 2024 as compared to the third quarter of 2023 is as follows:

	Three Months Ended September 30,		Change
(In Thousands)	2024	2023	$	%
Personnel Costs[1]	$42,260	$46,729	$(4,469)	(9.6)%
Stock-Based Compensation	7,851	6,821	1,030	15.1
Occupancy Costs	959	1,379	(420)	(30.5)
Advertising	4,165	3,422	743	21.7
Professional Services	9,000	7,484	1,516	20.3
Sales Acquisition Expense[2]	7,054	6,633	421	6.3
Computer Software Expense[3]	6,715	6,517	198	3.0
Bank Service Charges	2,679	2,771	(92)	(3.3)
Other Sales, General and Administrative Expense	9,021	8,687	334	3.8
Sales, General and Administrative Expense[4]	89,704	90,443	(739)	(0.8)
Provision for Loan Losses	15,133	10,521	4,612	43.8
Depreciation and Amortization	6,265	7,981	(1,716)	(21.5)
Restructuring Expense	6	238	(232)	(97.5)
Operating Expenses	$111,108	$109,183	$1,925	1.8%
1 Personnel costs excludes stock-based compensation expense, which is reported separately in the operating expense table.
2 Sales acquisition expense includes vendor incentives and rebates to POS partners (excluding retailer marketing and development initiatives), external sales commissions, amortization of initial direct costs and amounts paid to various POS partners to be their exclusive provider of lease-to-own solutions.
3 Computer software expense consists primarily of software subscription fees, licensing fees and non-capitalizable software implementation costs.
4 Progressive Leasing's sales, general and administrative expense was $76.5 million and $77.2 million during the three months ended September 30, 2024 and 2023, respectively.
Personnel costs decreased $4.5 million compared to the same period in 2023, primarily due to a $3.9 million decrease at Progressive Leasing attributable to its reduction in the number of employees during the second half of 2023 and the first quarter of 2024 as part of its restructuring and cost cutting activities. Personnel costs also decreased $0.4 million and $0.2 million at Vive and our other strategic businesses, respectively.
The provision for loan losses increased $4.6 million compared to the same period in 2023, primarily due to continued growth in loan activity at Four and our other strategic businesses also including $0.9 million at Vive due to higher delinquencies compared to the same period in 2023.
Other Costs and Expenses
Depreciation of lease merchandise. Depreciation of lease merchandise increased by 5.0% during the three months ended September 30, 2024 compared to the same period in 2023. The increase was primarily due to growth in the Company's lease portfolio, resulting from positive customer responses to our strategic initiatives and increasing demand for our lease-to-own offering. As a percentage of lease revenues and fees, depreciation of lease merchandise increased to 68.8% from 67.7% in the prior year quarter, primarily due to a normalized level of early buyouts during the three months ended September 30, 2024 as compared to a relatively lower level of early buyouts during the same period in 2023.
Provision for lease merchandise write-offs. The provision for lease merchandise write-offs increased $7.8 million compared to the same period in 2023. The provision for lease merchandise write-offs as a percentage of lease revenues increased to 7.7% during the third quarter of 2024 from 6.6% in the same period in 2023. The increase was due to higher write-offs in the third quarter of 2024 compared to the same period in 2023, resulting from our lease portfolio performance returning to pre-pandemic trends. Given the significant economic uncertainty resulting from persistent inflationary pressures and increased interest rates for an extended period, and the potential effects of such developments on Progressive Leasing's POS partners, customers, and business going forward, a high level of estimation was involved in determining the allowance as of September 30, 2024. Actual lease merchandise write-offs could differ materially from the allowance for those write-offs.

Interest expense, net. Information about interest expense and interest income is as follows:

	Three Months Ended September 30,		Change
(In Thousands)	2024	2023	$	%
Interest Expense, Net:
Interest Expense	$9,660	$9,662	$(2)	—%
Interest Income	(2,276)	(2,887)	611	(21.2)
Total Interest Expense, Net	$7,384	$6,775	$609	9.0%
Earnings Before Income Tax (Benefit) Expense
Information about our earnings before income tax (benefit) expense by reportable segment is as follows:

	Three Months Ended September 30,		Change
(In Thousands)	2024	2023	$	%
EARNINGS BEFORE INCOME TAX (BENEFIT) EXPENSE:
Progressive Leasing	$47,177	$53,941	$(6,764)	(12.5)%
Vive	(1,441)	565	(2,006)	nmf
Other	(3,889)	(6,397)	2,508	(39.2)
Total Earnings Before Income Tax (Benefit) Expense	$41,847	$48,109	$(6,262)	(13.0)%
nmf - Calculation is not meaningful
The loss before income tax (benefit) expense within Other primarily relates to losses from our other strategic operations. Factors impacting the change in earnings before income taxes for each reporting segment are discussed above.
Income Tax (Benefit) Expense
Income tax (benefit) expense for the three months ended September 30, 2024 was a benefit of $42.1 million compared to an expense of $13.1 million in the prior year comparable period. The effective income tax rate was (100.6)% for the three months ended September 30, 2024 compared to 27.2% for the same period in 2023. The income tax benefit for the three months ended September 30, 2024 was due to the $53.6 million non-cash reversal of an uncertain tax position related to Progressive Leasing.
Results of Operations – Nine Months Ended September 30, 2024 and 2023

	Nine Months Ended September 30,		Change
(In Thousands)	2024	2023	$	%
REVENUES:
Lease Revenues and Fees	$1,773,617	$1,776,104	$(2,487)	(0.1)%
Interest and Fees on Loans Receivable	66,559	54,759	11,800	21.5
	1,840,176	1,830,863	9,313	0.5
COSTS AND EXPENSES:
Depreciation of Lease Merchandise	1,217,440	1,202,157	15,283	1.3
Provision for Lease Merchandise Write-Offs	131,660	116,295	15,365	13.2
Operating Expenses	346,350	322,152	24,198	7.5
	1,695,450	1,640,604	54,846	3.3
OPERATING PROFIT	144,726	190,259	(45,533)	(23.9)
Interest Expense, Net	(22,973)	(22,549)	(424)	1.9
EARNINGS BEFORE INCOME TAX (BENEFIT) EXPENSE	121,753	167,710	(45,957)	(27.4)
INCOME TAX (BENEFIT) EXPENSE	(17,949)	47,447	(65,396)	nmf
NET EARNINGS	$139,702	$120,263	$19,439	16.2%
nmf - Calculation is not meaningful

Revenues
Information about our revenues by source and reportable segment is as follows:

	Nine Months Ended September 30, 2024				Nine Months Ended September 30, 2023
(In Thousands)	Progressive Leasing	Vive	Other	Total	Progressive Leasing	Vive	Other	Total
Lease Revenues and Fees	$1,773,617	$—	$—	$1,773,617	$1,776,104	$—	$—	$1,776,104
Interest and Fees on Loans Receivable	—	47,471	19,088	66,559	—	51,887	2,872	54,759
Total Revenues	$1,773,617	$47,471	$19,088	$1,840,176	$1,776,104	$51,887	$2,872	$1,830,863
The slight decrease in Progressive Leasing revenues was primarily the result of having a smaller lease portfolio at the beginning of the period as compared to the same period in the prior year. The decrease was partially offset by the increase in GMV at Progressive Leasing for the nine months ended September 30, 2024, as compared to the same period in the prior year. Vive revenues decreased as compared to the nine months ended September 30, 2023 due to a decrease in demand for products offered by certain Vive POS Partners. The increase to Other revenue was primarily driven by a 249.1% increase in Four's GMV as compared to the same period in 2023.
Operating Expenses
Information about certain significant components of operating expenses for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023 is as follows:

	Nine Months Ended September 30,		Change
(In Thousands)	2024	2023	$	%
Personnel Costs[1]	$128,689	$140,642	$(11,953)	(8.5)%
Stock-Based Compensation	21,588	19,081	2,507	13.1
Occupancy Costs	3,248	4,058	(810)	(20.0)
Advertising	12,462	10,381	2,081	20.0
Professional Services	23,694	19,190	4,504	23.5
Sales Acquisition Expense[2]	21,719	20,605	1,114	5.4
Computer Software Expense[3]	20,938	19,176	1,762	9.2
Bank Service Charges	8,250	8,405	(155)	(1.8)
Other Sales, General and Administrative Expense	25,859	26,754	(895)	(3.3)
Sales, General and Administrative Expense[4]	266,447	268,292	(1,845)	(0.7)
Provision for Loan losses	38,217	28,026	10,191	36.4
Depreciation and Amortization	20,780	23,876	(3,096)	(13.0)
Restructuring Expense	20,906	1,958	18,948	nmf
Operating Expenses	$346,350	$322,152	$24,198	7.5%
nmf - Calculation is not meaningful
1 Personnel costs excludes stock-based compensation expense, which is reported separately in the operating expense table.
2 Sales acquisition expense includes vendor incentives and rebates to POS partners (excluding retailer marketing and development initiatives), external sales commissions, amortization of initial direct costs and amounts paid to various POS partners to be their exclusive provider of lease-to-own solutions.
3 Computer software expense consists primarily of software subscription fees, licensing fees and non-capitalizable software implementation costs.
4 Progressive Leasing's sales, general and administrative expense was $227.4 million and $231.4 million during the nine months ended September 30, 2024 and 2023, respectively.
The decrease in personnel costs of $12.0 million was driven by a decrease of $11.3 million at Progressive Leasing attributable to its reduction in the number of employees during the second half of 2023 and first quarter of 2024 as part of its restructuring and cost cutting initiatives. Personnel costs at Vive also decreased by $0.8 million compared to the same period in 2023.
Stock-based compensation increased $2.5 million compared to the same period in 2023, consisting of increases of $3.6 million at Progressive Leasing and $0.2 million at Vive, partially offset by a decrease of $1.3 million at Four. The higher stock-based compensation in 2024 was the result of: (i) an increase in the grant date value of restricted stock units granted in 2024 compared to 2023; and (ii) an increase to the estimated payout of performance stock units granted in 2024 based on revisions to the Company's forecasted results, compared to a lower estimated payout for the performance stock units granted in 2023. The lower stock-based compensation at Four was a result of the Company determining in the second quarter of 2024 that performance stock units that had been granted to Four executives in 2021 and 2022 were no longer probable of being earned, resulting in lower expense in 2024 compared to 2023.
Advertising expense increased $2.1 million compared to the same period in 2023, primarily due to increased advertising in the Progressive Leasing segment.
Professional services increased $4.5 million compared to the same period in 2023, primarily due to higher technology-related costs. Professional services in the prior year period were also impacted by the benefit of $0.5 million of regulatory insurance recoveries that were received during the first quarter of 2023.
The provision for loan losses increased $10.2 million compared to the same period in 2023. The increase is primarily the result of an $8.8 million increase in the provision for loan losses for our Other operations, due to continued growth of our other strategic operations and Four. The provision for loan losses at Vive also increased $1.4 million due to higher delinquencies compared to the same period in 2023.
Depreciation and amortization decreased $3.1 million compared to the same period in 2023, primarily due to a decrease of $3.5 million at Progressive Leasing, partially offset by an increase of $0.5 million at Four and other strategic businesses. The decrease at Progressive Leasing is primarily attributable to a technology asset that was fully amortized during the second quarter of 2024, as well as assets that were impaired as part of the Company's restructuring activities during the first quarter of 2024. The increase at Four and other strategic businesses was due to an increase in depreciable assets as compared to 2023.
Restructuring expense increased $18.9 million due to additional restructuring activities during the nine months ended September 30, 2024 compared to the same period in 2023. For the nine months ended September 30, 2024, restructuring costs included $7.8 million associated with the early termination of an independent sales agent agreement for Progressive Leasing, $2.0 million associated with the early termination of a third party vendor agreement within other strategic operations, $6.0 million of operating lease right-of-use asset and other fixed asset impairment charges related to the reduction of Progressive Leasing office space, and $5.0 million of employee severance for Progressive Leasing and Other operations. For the same period in 2023, restructuring costs primarily related to employee severance within Progressive Leasing.
Other Costs and Expenses
Depreciation of lease merchandise. Depreciation of lease merchandise increased by 1.3% during the nine months ended September 30, 2024 compared to the same period in 2023. The increase was primarily due to growth in the Company's lease portfolio, resulting from positive customer responses to our strategic initiatives and increasing demand for our lease-to-own offering. As a percentage of lease revenues and fees, depreciation of lease merchandise increased to 68.6% from 67.7% in the prior year period, primarily due to a normalized level of early buyouts during the nine months ended September 30, 2024 as compared to a relatively lower level of early buyouts during the same period in 2023.
Provision for lease merchandise write-offs. The provision for lease merchandise write-offs increased $15.4 million when compared to the same period in 2023. The provision for lease merchandise write-offs as a percentage of lease revenues increased to 7.4% during the nine months ended September 30, 2024 from 6.5% in the same period in 2023. The increase in the provision was a result of higher write-offs in the current year period, compared to the same period in the prior year, due to our lease portfolio performance returning to pre-pandemic trends. Given the significant economic uncertainty resulting from persistent inflationary pressures and increased interest rates for an extended period, and the potential effects of such developments on Progressive Leasing's POS partners, customers, and business going forward, a high level of estimation was involved in determining the allowance as of September 30, 2024. Actual lease merchandise write-offs could differ materially from the allowance for those write-offs.

Interest expense, net. Information about interest expense and interest income is as follows:

	Nine Months Ended September 30,		Change
(In Thousands)	2024	2023	$	%
Interest Expense, Net:
Interest Expense	$29,009	$29,032	$(23)	(0.1)%
Interest Income	(6,036)	(6,483)	447	(6.9)
Total Interest Expense, Net	$22,973	$22,549	$424	1.9%
Earnings Before Income Tax (Benefit) Expense
Information about our earnings before income tax (benefit) expense by reportable segment is as follows:

	Nine Months Ended September 30,		Change
(In Thousands)	2024	2023	$	%
EARNINGS BEFORE INCOME TAX (BENEFIT) EXPENSE:
Progressive Leasing	$136,596	$180,414	$(43,818)	(24.3)%
Vive	108	4,486	(4,378)	(97.6)
Other	(14,951)	(17,190)	2,239	(13.0)
Total Earnings Before Income Tax (Benefit) Expense	$121,753	$167,710	$(45,957)	(27.4)%
The loss before income tax (benefit) expense within Other primarily relates to losses from our other strategic operations. Factors impacting the change in earnings before income tax (benefit) expense for each reporting segment are discussed above.
Income Tax (Benefit) Expense
Income tax (benefit) expense for the nine months ended September 30, 2024 was a benefit of $17.9 million compared to an expense of $47.4 million in the prior year comparable period. The effective income tax rate was (14.7)% during the nine months ended September 30, 2024 compared to 28.3% in the same period in 2023. The decrease in the effective tax rate was primarily due to the $51.4 million non-cash reversal of the uncertain tax position related to Progressive Leasing.

Overview of Financial Position
The major changes in the condensed consolidated balance sheet from December 31, 2023 to September 30, 2024 include:
•Cash and cash equivalents increased $66.3 million to $221.7 million during the nine months ended September 30, 2024. For additional information, refer to the "Liquidity and Capital Resources" section below.
•Lease merchandise, net of accumulated depreciation and allowances, decreased $79.0 million due primarily to a 16.6% decrease in Progressive Leasing's GMV for the third quarter of 2024 as compared to the fourth quarter of 2023.
•Income tax receivable decreased $22.0 million primarily due to current tax expense, partially offset by net tax payments made during the nine months ended September 30, 2024.
•Accounts payable and accrued expenses decreased $56.1 million primarily due to the reversal of the uncertain tax position, including interest, related to Progressive Leasing's $175.0 million settlement with the FTC in 2020.
•Deferred income tax liabilities decreased $23.1 million due primarily to the reduction of federal bonus depreciation from 80% in 2023 to 60% in 2024 and a decline in the temporary book-to-tax depreciation difference of lease merchandise resulting from the decline in merchandise on lease as of the third quarter of 2024 compared to the fourth quarter of 2023.

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
Our capital requirements have been financed through:
•cash flows from operations;
•private debt offerings;
•bank debt; and
•stock offerings.
As of September 30, 2024, the Company had $221.7 million of cash, $350.0 million of availability under the Revolving Facility, and $600.0 million of indebtedness.
Cash Provided by Operating Activities
Cash provided by operating activities was $223.0 million and $292.5 million during the nine months ended September 30, 2024 and 2023, respectively. The $69.5 million decrease in operating cash flows was primarily due to a $78.5 million increase in cash paid for leased merchandise and $23.9 million decrease in cash received on accounts receivable. Operating cash flows were positively impacted by a $45.0 million decrease in cash paid for taxes when compared to the same period in 2023. Other changes in cash provided by operating activities are discussed above in our discussion of results for the nine months ended September 30, 2024.
Cash Used in Investing Activities
Cash used in investing activities was $35.6 million and $18.8 million during the nine months ended September 30, 2024 and 2023, respectively. The $16.8 million increase in investing cash outflows was primarily the result of an $143.1 million increase in cash investments in loans receivable due mainly to growth in Four loan originations, offset by a decline in Vive originations due to a decrease in demand for products provided by Vive's POS partners. This increase in loan originations was partially offset by a $125.2 million increase in proceeds from loans receivable, due to an increase in Four loan repayments.
Cash Used in Financing Activities
Cash used in financing activities was $121.1 million during the nine months ended September 30, 2024 compared to $110.9 million during the same period in 2023. Cash used in financing activities during the nine months ended September 30, 2024 was primarily for the Company's repurchase of $98.2 million of its common stock and $15.4 million paid for cash dividends, compared to $108.3 million of share repurchases and no cash paid for dividends during the same period in the prior year.

Share Repurchases
We purchase our stock in the market from time to time as authorized by our Board of Directors. Effective November 3, 2021, the Company announced that its Board of Directors had authorized a new $1 billion share repurchase program that replaced the previous $300 million repurchase program. On February 21, 2024, the Company's Board of Directors reauthorized the repurchase of Company common stock at an aggregate purchase price of up to $500 million under the Company's existing share repurchase program, with such reauthorized share repurchase program to be extended for a period of three years from February 21, 2024, or until the $500 million aggregate purchase price of Company common stock purchased pursuant to the reauthorized share repurchase program has been met, whichever occurs first. The Company repurchased 2,620,562 shares for $98.2 million during the nine months ended September 30, 2024. That amount does not include any excise tax that may be assessed on those repurchases. As of September 30, 2024, we had the authority to purchase additional shares up to our remaining authorization limit of $401.8 million.
Dividends
On August 8, 2024, our Board of Directors declared a quarterly cash dividend in the amount of $0.12 per share of outstanding common stock, which was paid on September 3, 2024. Aggregate dividend payments during the nine months ended September 30, 2024 were $15.4 million. While we expect to continue paying quarterly cash dividends in future periods, the future payment of dividends, if permitted, will be at the sole discretion of our Board of Directors and will depend on our capital allocation strategy at that time as well as other factors, including our earnings, financial condition, and other considerations that our Board of Directors deems relevant.
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
As of September 30, 2024, the Company had no outstanding balance and $350.0 million remaining available for borrowings on the Revolving Facility. The Revolving Facility includes an uncommitted incremental facility increase option ("Incremental Facilities") which, subject to certain terms and conditions, permits the Company at any time prior to the maturity date to request an increase in extensions of credit available thereunder by an aggregate additional principal amount of up to $300.0 million.
Our Revolving Facility contains certain financial covenants, which include requirements that the Company maintain ratios of (i) total net debt to EBITDA of no more than 2.50:1.00 and (ii) consolidated interest coverage of no less than 3.00:1.00. The Company will be in default under the Revolving Facility if it fails to comply with these covenants, and all borrowings outstanding may become due immediately. Additionally, under the Revolving Facility, if the total net debt to EBITDA, as defined by the Revolving Facility, exceeds 1.25, the revolver becomes fully secured for the remaining duration of the Revolving Facility term. As of June 30, 2022, the Company exceeded the 1.25 total net debt to EBITDA ratio and the Revolving Facility became fully secured. At September 30, 2024, we were in compliance with the financial covenants set forth in the Revolving Facility and believe that we will continue to be in compliance in the future.
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
The indenture discussed above contains various other covenants and obligations to which the Company and its subsidiaries are subject while the Senior Notes are outstanding. The covenants in the indenture may limit the extent to which, or the ability of the Company and its subsidiaries to, among other things: (i) incur additional debt and guarantee debt; (ii) pay dividends or make other distributions or repurchase or redeem capital stock; (iii) prepay, redeem or repurchase certain debt; (iv) issue certain preferred stock or similar equity securities; (v) make loans and investments; (vi) sell assets; (vii) incur liens; (viii) enter into transactions with affiliates; (ix) enter into agreements restricting the ability of the Company’s subsidiaries to pay dividends; and (x) consolidate, merge or sell all or substantially all of the Company’s assets. The indenture also contains customary events of default for transactions of this type and amount. We were in compliance with these covenants at September 30, 2024 and believe that we will continue to be in compliance in the future.

Commitments
Income Taxes
During the nine months ended September 30, 2024, we made net tax payments of $31.8 million. Within the next three months, we anticipate making estimated tax payments of $24.5 million for United States federal income taxes and state income taxes.
Deferred income tax liabilities as of September 30, 2024 were $81.7 million. Deferred income tax liabilities are calculated based on temporary differences between the tax basis of assets and liabilities and their respective book basis, which will result in taxable amounts in future years when the liabilities are settled at their reported financial statement amounts. The results of these calculations do not have a direct connection with the amount of cash taxes to be paid in any future periods.
Leases
We lease management and information technology space for corporate functions as well as storage space for our hub facilities under operating leases expiring at various times through 2027. Our corporate and segment management office leases contain renewal options for additional periods ranging from three to five years.
Contractual Obligations and Commitments
Future interest payments on the Company's variable-rate debt are based on a rate per annum equal to, at our option, (i) the Secured Overnight Financing Rate ("SOFR") plus a margin within the range of 1.5% to 2.5% for revolving loans, based on total leverage, or (ii) the administrative agent's base rate plus a margin ranging from 0.5% to 1.5%, as specified in the agreement. Future interest payments related to our Revolving Facility are based on the borrowings outstanding at that time. Future interest payments may be different depending on future borrowing activity and interest rates. The Company had no outstanding borrowings under the Revolving Facility as of September 30, 2024.
On November 26, 2021, the Company issued $600 million aggregate principal amount of Senior Notes that bear a fixed annual interest rate of 6.0%. Interest will accrue on the outstanding balance and will be payable semi-annually. The Senior Notes will mature on November 15, 2029.
The Company has no long-term commitments to purchase merchandise nor does it have significant purchase agreements that specify minimum quantities or set prices that exceed our expected requirements for three months.
Unfunded Lending Commitments
The Company, through its Vive business, had unconditionally cancellable unfunded lending commitments totaling approximately $498.7 million and $523.9 million as of September 30, 2024 and December 31, 2023, respectively, that do not give rise to revenues and cash flows. These unfunded commitments arise in the ordinary course of business from credit card agreements with individual cardholders that give them the ability to borrow, against unused amounts, up to the maximum credit limit assigned to their account. While these unfunded amounts represented the total available unused lines of credit, the Company does not anticipate that all cardholders will utilize their entire available line at any given point in time. Commitments to extend unsecured credit are agreements to lend to a cardholder so long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.
Critical Accounting Policies
Refer to the 2023 Annual Report.
Recent Accounting Pronouncements
Refer to Note 1 to the condensed consolidated financial statements for a discussion of recently issued accounting pronouncements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As of September 30, 2024, we had no outstanding borrowings under our Revolving Facility. Borrowings under the Revolving Facility are indexed to the SOFR or the prime rate, which exposes us to the risk of increased interest costs if interest rates rise. Based on the fact that the Company had no variable-rate debt outstanding as of September 30, 2024, a hypothetical 1.0% increase or decrease in interest rates would not affect interest expense.
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
Changes in Internal Control Over Financial Reporting.
There were no changes in the Company’s internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, during the three and nine months ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
ITEM 1A.RISK FACTORS
The Company does not have any updates to its risk factors disclosure from that previously reported in the 2023 Annual Report.
ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table presents our share repurchase activity for the three months ended September 30, 2024:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs [1]
July 1, 2024 through July 31, 2024	—	$—	—	$438,822,949
August 1, 2024 through August 31, 2024	390,000	45.77	390,000	420,974,177
September 1, 2024 through September 30, 2024	420,000	45.62	420,000	401,812,692
Total	810,000		810,000
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
ITEM 3.DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.OTHER INFORMATION
During the three months ended September 30, 2024, none of our directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement."

ITEM 6.EXHIBITS

EXHIBIT NO.	DESCRIPTION OF EXHIBIT

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from this Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in Inline XBRL (included in Exhibit 101)

*Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROG Holdings, Inc.
(Registrant)

Date:	October 23, 2024	By:	/s/ BRIAN GARNER
Brian Garner
Chief Financial Officer
(Principal Financial Officer)

Date:	October 23, 2024	By:	/s/ MATT SEWELL
Matt Sewell
Vice President, Financial Reporting
(Principal Accounting Officer)