Form 10-K
period 2024-12-31
PROG Holdings, Inc.
filed 2025-02-19
CIK 1808834

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b).  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2024 was $923,341,852 based on the closing price on that date as reported by the New York Stock Exchange. Solely for the purpose of this calculation and for no other purpose, the non-affiliates of the registrant are assumed to be all shareholders of the registrant other than (i) directors of the registrant, (ii) executive officers of the registrant, and (iii) any shareholder that beneficially owns 10% or more of the registrant's common shares.
As of February 14, 2025, there were 40,816,531 shares of the Company's common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive Proxy Statement for the 2025 annual meeting of shareholders, to be filed subsequently with the Securities and Exchange Commission, or SEC, pursuant to Regulation 14A, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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
Risks Related to our Regulatory Environment, Industry and Businesses
•Our businesses are subject to extensive laws and regulations, including laws and regulations unique to the industries in which our businesses operate, that may subject them to government investigations and significant monetary penalties and compliance-related burdens.
•The transactions we offer to consumers may be negatively characterized by government officials, consumer advocacy groups and the media.
•Adverse macroeconomic conditions, such as inflation, a higher cost of living and elevated interest rates for extended periods, as well as other factors outside of our control, may adversely affect demand for our products and services and/or our customers' ability to make the payments they owe for such products and services.
•In an uncertain macroeconomic environment, our proprietary algorithms and decisioning tools used in approving our customers may no longer be indicative of their ability to perform.
•A large percentage of Progressive Leasing's revenue, which represents approximately 96% of PROG Holdings' consolidated revenue, is concentrated with several key point-of-sale partners (whom we refer to as our "POS partners").
•Progressive Leasing serves subprime consumers, and its lease-to-own business model poses inherent risks that may have an adverse impact on our financial performance.
•Although Vive and Four also serve subprime and near-prime consumers, their business models differ significantly from Progressive Leasing's lease-to-own business, which means each of these businesses have different risk profiles.
•Our efforts to modernize and enhance certain enterprise-wide information management systems and technologies could adversely impact our business and operations.
•Any significant disruptions in our information technology systems or the systems of our key vendors, whether from cyber-attacks, software errors, bugs, defects or otherwise, may prevent us from processing transactions timely and accurately (including making accurate lease and loan decisioning).
•Our business continuity and disaster recovery plans may not be sufficient to prevent losses in the event we experience a significant disruption in our information technology systems.
•Our inability to protect confidential, proprietary, or sensitive information, including the confidential information of our customers, may be adversely affected by cyber-attacks or similar disruptions which may result in significant costs, litigation and reputational damage or otherwise have a material adverse impact on several aspects of our performance.

•Our capital allocation strategy and financial policies, including our current stock repurchase and dividend programs, as well as any potential debt repurchase program, may not be effective at enhancing shareholder value, or providing other benefits we expect.
•From time to time, we may undertake significant cost reduction initiatives, which may not be adequate or may have unintended consequences that could be disruptive to our businesses.
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
General Risk Factors
•Our stock price is volatile, and you may not be able to recover your investment if our stock price declines.
•If we fail to establish and maintain effective internal control over financial reporting and disclosure controls and procedures, we may not be able to accurately report our financial results, or report them in a timely manner.
•If securities or industry analysts publish research that is unfavorable about our business, our stock price and trading volume may decline.
•Our actual operating results may differ significantly from our guidance.

PART I
ITEM 1. BUSINESS
Unless otherwise indicated or unless the context otherwise requires, all references in this Annual Report on Form 10-K to the "Company," "we," "us," "our" and similar expressions are references to PROG Holdings, Inc. ("PROG Holdings") and its consolidated subsidiaries.
Overview
PROG Holdings is a financial technology holding company that provides transparent and competitive payment options to consumers. PROG Holdings' operating segments include Progressive Leasing, an in-store, app-based, and e-commerce point-of-sale lease-to-own solutions provider, Vive Financial ("Vive"), an omnichannel provider of second-look revolving credit products, and Four Technologies, Inc. ("Four"), which offers Buy Now, Pay Later ("BNPL") payment options to consumers through the Four platform. PROG Holdings also owns Build, a credit building financial management tool. The Progressive Leasing segment comprised approximately 96% of our consolidated revenues for the year ended December 31, 2024. Progressive Leasing provides consumers with lease-purchase solutions for merchandise, including furniture, appliances, electronics, mobile phones and accessories, jewelry, mattresses, and automobile electronics and accessories from leading traditional and e-commerce retailers (whom we refer to as our point-of-sale partners, "POS partners," or "retail partners"). Many of our customers fall within the near-prime or subprime Fair Isaac and Company ("FICO") score categories and may have difficulty purchasing big-ticket and other durable goods they desire. Progressive Leasing's technology-based, proprietary decisioning platform offers prompt lease decisioning at the point-of-sale and is integrated with both traditional and e-commerce POS partners' systems. Progressive Leasing provides customers with transparent and competitive lease payment options along with flexible terms that are designed to help customers achieve merchandise ownership, including through low initial payments and early buyout options. Lease-to-own transactions facilitated through our Company also benefit our POS partners by generating incremental sales to credit-challenged consumers, who typically would not have qualified for financing offers traditionally provided by these retailers.
Strategy
Our strategy to drive growth in our business, which we believe positions us for success over the long-term, includes the following:

Three Strategic Pillars

Enhance our industry-leading consumer experience →

Grow
Enhance
Expand

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
•Expand our ecosystem to increase access and deliver more value to our customers - We expect to broaden our financial technology product ecosystem through research and development ("R&D") efforts and strategic acquisitions that will result in a more loyal and engaged customer base. We will leverage our extensive database of lease and loan agreements to offer current and previous customers products that meet their needs.
Operating Segments
As of December 31, 2024, the Company has three operating segments: Progressive Leasing, Vive and Four. The Company's two reportable segments are Progressive Leasing and Vive, which is consistent with the current organizational structure and how the chief operating decision maker regularly reviews results to analyze performance and allocate resources.
The operating results of our two reportable segments may be found in (i) Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and (ii) Item 8. Financial Statements and Supplementary Data.
Progressive Leasing
Progressive Leasing is our largest operating segment, which empowers consumers and businesses with transparent and flexible lease-to-own options to help consumers achieve ownership of durable goods. Progressive Leasing provides in-store, app-based, and e-commerce point-of-sale lease-to-own solutions through approximately 23,000 third-party POS partner locations and e-commerce websites in 45 states, the District of Columbia and Puerto Rico. It does so by purchasing the desired merchandise from POS partners and, in turn, leasing that merchandise to customers through a cancellable lease-to-own transaction. Progressive Leasing consequently has no stores of its own, but rather offers lease-purchase solutions to the customers of traditional and e-commerce retailers. The Progressive Leasing segment comprised approximately 96% of our consolidated revenues for the year ended December 31, 2024.
Vive
Vive primarily serves customers who may not qualify for traditional prime lending offers and desire to purchase goods and services from participating merchants. Vive offers customized programs with services that include revolving loans through private label and Vive-branded credit cards. Vive's current network of over 6,200 POS partner locations and e-commerce websites includes furniture, mattresses, fitness equipment, and home improvement retailers, as well as medical and dental service providers. The Vive segment comprised approximately 3% of our consolidated revenues for the year ended December 31, 2024.
Four
Four provides consumers of all credit backgrounds with BNPL options through four interest-free installments. Four's proprietary platform capabilities provide our base of customers and POS partners with another payment solution as part of the PROG Holdings financial technology offerings. Shoppers use Four's platform to purchase furniture, clothing, electronics, health and beauty, footwear, jewelry, and other consumer goods from retailers across the United States. Four was not a reportable segment for the year ended December 31, 2024 as its financial results were not material to the Company's results of operations or financial condition. Four's financial results are reported within "Other" for segment reporting purposes.

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

Lease Agreement and Collection
The Progressive Leasing customer has the option to acquire ownership of merchandise over a fixed term of up to 12 months, by making weekly, bi-weekly, semi-monthly, or monthly lease payments. The customer may cancel the agreement at any time without penalty by returning the merchandise to Progressive Leasing. If the customer leases the item through the completion of the full term, ownership of the item transfers to the customer. The customer may also purchase the item at any time by making the contractually specified payment.
Contractual payments are usually based on a customer's pay frequency and are typically processed through automated clearing house payments. If a payment is not made in a timely manner, collections are managed in-house through our customer payment assistance team and proprietary lease management system. The customer payment assistance team contacts customers within a few days after the due date to encourage them to keep their agreement current. We also send email and/or text reminders to customers and provide payment options and instructions. If the customer chooses to return the merchandise, arrangements may be made to receive the merchandise from the customer by either scheduling a pick-up or shipping the merchandise to our warehouse in Draper, Utah. Merchandise pick-ups are handled by Progressive Leasing employees in a variety of locations throughout the United States. We also utilize a third-party service provider to assist in pick-ups when the merchandise is too large, or the return is outside our coverage areas.
For customer agreements that are past due, the Company's policy is to write off lease merchandise after 120 days. The provision for lease merchandise write-offs as a percentage of lease revenues was 7.5%, 6.7% and 7.7% for the years ended December 31, 2024, 2023, and 2022, respectively. The Company's targeted annual range for the provision for lease merchandise write-offs as a percentage of lease revenues is 6% to 8%.
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
We believe the strong focus on customer satisfaction generates repeat business from our customers and long-lasting relationships with our POS partners. Our customers are given access to products through multiple channels, including a network of POS partner store locations and e-commerce sites. Our customers benefit from Progressive Leasing's flexible payment alternatives and other features, including early purchase options, reinstatement options, product replacement, discounts and other benefits. In addition, we offer payment deferral options and other payment adjustment options to customers who are experiencing financial difficulties, such as to those customers who have been adversely impacted by financial hardships and other qualifying events. We foster relationships with POS partners to better serve new and existing customers. Our Progressive Leasing segment offers centralized customer and retailer support through internal employee representatives located primarily in Utah, Arizona and Texas. Our Vive segment offers centralized customer and merchant support through internal employee representatives located primarily in Utah and Arkansas. Additionally, we utilize third-party service providers in Cali, Colombia and Makati, Philippines to assist us with our customer support and collection efforts. Since early 2020, substantially all customer service representatives for Progressive Leasing and Vive have transitioned to working remotely.
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
Purchasing and POS Partner Relationships
The following table details the percentage of Progressive Leasing's revenues attributable to different categories of merchandise offered by its POS partners:

	Year Ended December 31,
Progressive Leasing POS Partner Merchandise Category[1]	2024	2023	2022
Furniture, Appliances and Electronics[2]	58%	58%	57%
Mobile Phones and Accessories	16%	15%	14%
Jewelry	15%	15%	17%
Mattresses	5%	6%	6%
Automobile Electronics and Accessories	2%	3%	3%
Other	4%	3%	3%
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
The following table details the percentage of Vive's revenues attributable to different categories of services and merchandise offered by its POS partners:

	Year Ended December 31,
Vive POS Partner Services and Merchandise Category[1]	2024	2023	2022
Furniture and Mattresses	50%	55%	55%
Home Exercise and Home Improvement	18%	14%	11%
Medical and Dental	14%	17%	20%
Other	18%	14%	14%
1Revenues from a POS partner are attributed to a single category even if the POS partner may offer services or merchandise across multiple categories.
During 2024, two POS partners each individually provided customer relationships that generated greater than 10% of our consolidated revenues.
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
Our robust digital media program is comprised of paid search, digital display, mobile, video, and paid social advertising. Through a variety of media testing methods, we can verify the impact of our paid digital media on in-store and online shopping trips and lease origination activity. In addition, targeted, personalized email and text marketing campaigns leverage our large customer database, educating customers about lease-to-own offerings, and driving lease conversion and sales for our POS partners. In addition, in cooperation with our POS partners, Progressive Leasing leverages a variety of in-store marketing materials to drive awareness at the point of sale.
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
Working Capital
Progressive Leasing's most significant working capital asset is merchandise on lease. The need for additional lease merchandise is expected to remain a major working capital requirement. Vive's most significant working capital assets are loans receivable. Four's most significant working capital assets are loans receivable. Consistent and dependable sources of liquidity are required for Progressive Leasing to purchase such merchandise, and for Vive and Four to acquire new loans, with Vive doing so through third-party bank partners. Failure to maintain adequate sources of liquidity to purchase lease merchandise and originate loans may materially adversely affect our Progressive Leasing, Vive, and Four businesses. We believe our cash on hand, operating cash flows, and availability under our revolving credit facility are adequate to meet our normal liquidity requirements.
Human Capital
We believe that a diverse workforce composed of individuals from various backgrounds, experiences, and perspectives fosters creativity and accelerates innovation. In fiscal 2024, we continued to focus on activities that promote an inclusive environment to reflect the consumers we serve and the communities in which we operate.
We work hard to cultivate a welcoming and nurturing workplace for all employees, including by supporting our employee resource groups ("ERGs") to help to ensure the many experiences of our diverse employees, customers and communities are reflected in our decisions and actions. Our ERGs receive executive, monetary and other support from the Company and participation is voluntary and open to all employees in all positions and locations for all of our ERGs.
Our other efforts to promote a sense of inclusiveness and belonging among all of our employees include:
•Hosting internal and guest speakers to discuss topics related to fostering a welcoming and inclusive workplace;
•Growing our mentorship programs that are offered to all employees
•Partnering with the Company's ERGs to connect with diverse candidate pools and obtain internal referrals for sourcing job candidates;
•Providing the ERGs with resources to support their missions in the community, such as volunteering and giving in areas we serve; and
•Completing an ongoing talent review process that is designated to utilize a multi-factor approach to understanding the talents of our employees and the potential they have to be future leaders of the Company.
As of December 31, 2024, our employee count was 1,261 for Progressive Leasing, 124 for Vive, and 18 for Four and Other, the majority of which were full time employees. None of our employees are covered by a collective bargaining agreement, and we believe that our relations with employees are good.
The information in the tables below summarizes our gender, ethnicity and race diversity metrics as of December 31, 2024:

December 31, 2024
	Male	Female
Vice Presidents and Above	82.9%	17.1%
All Other Employees	43.6%	56.4%

December 31, 2024
	Hispanic or Latino	White	Black or African American	Native Hawaiian or Pacific Islander	Asian	American Indian or Alaskan Native	Two or More Races
Vice Presidents and Above	5.7%	80.0%	2.9%	—%	11.4%	—%	—%
All Other Employees	22.1%	56.4%	8.5%	1.5%	5.0%	0.5%	6.0%
We foster a culture of learning that provides employees with development opportunities to support their unique career paths. We support our employees in owning their development and growth, and we provide development training and resources to empower employees to achieve their personal best at work.
We also empower our employees to give to causes they feel passionately about, through volunteering, making financial donations, which we match up to certain limits, serving as nonprofit board members, and participating in our Company-sponsored Day of Service.
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
For the years ended December 31, 2024, 2023, and 2022, personnel costs, excluding stock-based compensation expense, were $172.5 million, $187.2 million, and $194.2 million, respectively.
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
Federal regulatory authorities have been focused on alternative consumer financial services and products that our Progressive Leasing, Vive and Four businesses provide. For example, in April 2020, Progressive Leasing entered into a settlement (the "FTC Settlement") with the Federal Trade Commission ("FTC") to resolve allegations by the FTC that certain of Progressive

Leasing's advertising and marketing practices violated the FTC Act. Even though Progressive Leasing believed it was in compliance with the FTC Act, and thus, did not admit any violations of the FTC Act or any other laws, under the terms of the FTC Settlement, Progressive Leasing paid $175 million to the FTC and agreed to enhance certain of its compliance-related activities, including augmenting disclosures to its customers and expanding its POS partner monitoring programs. During the third quarter of 2024, Progressive Leasing received a written request from the FTC to evidence Progressive Leasing's compliance with the FTC Settlement by providing the FTC with information and documents, including those related to customer complaints and advertising and marketing materials. The Company is fully cooperating with the FTC in responding to the FTC's request for information and documents.
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
Risk Factors
Risks Related to our Regulatory Environment, Industry and Businesses
Our businesses are subject to extensive federal, state and local laws and regulations, including certain laws and regulations unique to the industries in which our businesses operate, that may subject them to government investigations and significant monetary penalties, remediation expenses and compliance-related burdens that may result in them changing the manner in which they operate, which may be materially adverse to several aspects of our performance.
In recent years, federal regulatory authorities have increasingly focused on alternative consumer financial services products, including consumer protection within the subprime financial marketplace in which our businesses operate. For example, in April 2020, our Progressive Leasing business entered into a settlement with the FTC (the "FTC Settlement") to resolve allegations by the FTC that certain of Progressive Leasing's advertising and marketing practices violated the FTC Act, even though Progressive Leasing believed it was in compliance with the FTC Act, and thus, did not admit any violations of that act or any other laws. Under the FTC Settlement, Progressive Leasing paid $175 million to the FTC and agreed to enhance certain of its compliance-related activities, including augmenting disclosures to its customers and expanding its POS partner monitoring programs. If federal regulatory authorities continue to focus on alternative consumer financial services products, including within the industries in which our businesses operate, this may result in increased compliance costs and the possibility of significant monetary penalties, remediation expenses and costly changes to the manner in which we conduct our businesses.
State regulatory authorities have also been focused on the subprime financial marketplace, including the lease-to-own industry. For example, in August 2022, a complaint was filed by the Pennsylvania Attorney General against the Company's Progressive Leasing business alleging, among other things, that Progressive Leasing had violated the Pennsylvania Rental Purchase Agreement Act by failing to disclose certain terms and conditions of rent-to-own ("RTO") transactions on "hang tags" physically attached to RTO merchandise. Although the Company believed the Pennsylvania Attorney General's claims were without merit, it entered into a settlement with the Pennsylvania Attorney General in January 2024, pursuant to which the Attorney General agreed to release its claims against Progressive Leasing. That settlement was approved by the court where the lawsuit was pending on January 26, 2024. Although no other states have alleged such claims against Progressive Leasing, we expect that certain state regulatory authorities will continue their increased focus on alternative consumer financial services products, and, as a result, businesses transacting with subprime consumers, for example, may be held to higher standards of monitoring, disclosure and reporting, regardless of whether new laws or regulations governing our industry are adopted. This increased attention may significantly increase the compliance costs for our businesses, result in additional fines or monetary penalties or settlements due to future government investigations, and materially and adversely impact the manner in which they operate, which may be materially adverse to several aspects of our performance.
In addition, certain aspects of our businesses, such as the content of their advertising and other disclosures to customers about transactions, their respective data collection practices, the manner in which they may contact their customers, the decisioning process regarding whether to enter into a transaction with a potential customer, their credit reporting practices, and the manner in which they process and store certain customer, employee and other information are subject to federal and state laws and regulatory oversight. For example, the California Consumer Privacy Act of 2018 (the "CCPA") gives residents of California expanded rights to access and delete their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used, and also provides for civil penalties for violations and private rights of action for data breaches. In addition, the California Privacy Rights Act ("CPRA"), which became effective on January 1, 2023, significantly modifies the CCPA, including by expanding consumers' rights with respect to certain personal information and creating a new state agency to oversee implementation and enforcement efforts. The CCPA, CPRA, and other applicable state and federal privacy laws now require us to design, implement and maintain different types of privacy-related compliance controls and programs for our businesses simultaneously in multiple states, thereby further increasing the complexity and cost of compliance. In addition, certain states' laws limit the total cost that Progressive Leasing may charge a customer in order for the customer to achieve ownership of the leased merchandise at the end of the lease term.
We have incurred and will continue to incur substantial costs to comply with federal, state and local laws and regulations, including rapidly evolving expected consumer protection standards. In addition to compliance costs, we may continue to incur substantial expenses to respond to regulatory and other third-party investigations and enforcement actions, proposed fines and penalties, criminal or civil sanctions, and private litigation, as well as potential "headline risks" that may negatively impact our business and may adversely affect our share price. Consumer complaints with respect to our industry have resulted in, and may in the future result in, state, federal and local regulatory and other investigations. In addition, while we are not aware of any whistleblower claims regarding the specific practices of our businesses, such claims are on the rise generally. We believe these claims will likely continue, in part because of the provisions enacted by the Dodd-Frank Act that provide for cash awards to persons who report alleged wrongdoing to the U.S. Securities and Exchange Commission, and because competitors may use it as a method to weaken their competitors, and others, like former personnel or other constituencies, may use it as means to extract payment or otherwise retaliate.
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
Progressive Leasing serves subprime consumers, and its lease-to-own business model poses inherent risks that may have a material and adverse effect on our results, financial condition, and prospects.
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
•indemnification obligations to POS partners for losses stemming from, among other matters, Progressive Leasing's violation of federal, state or local laws or regulations or failure to take the appropriate steps to protect its POS partners' and customers' information from being accessed or stolen by unauthorized third parties through cyber-attacks or "hacking" or similar occurrences; and
•reliance on automatic bank account drafts for lease payments, which may become disfavored as a payment method by regulators and/or providers, or may otherwise become unavailable.
These risks, which may have a material and adverse effect on several aspects of our performance in the future, are described further below.
Adverse macroeconomic conditions, such as inflation, a higher cost of living and elevated interest rates for extended periods, as well as other factors outside of our control, may adversely affect demand for our products and services and/or our customers' ability to make the payments they owe for such products and services.
We derive our revenue from the products and services offered by our businesses. Adverse macroeconomic conditions, such as persistent inflationary pressures, the cost of living and elevated interest rates for extended periods, may lead to declines in disposable income and/or discretionary spending levels which, in turn, could reduce demand for our products and services. Other factors outside our control, such as potential changes in enforcement practices related to existing federal immigration policies and/or modified or newly adopted federal immigration policies, may also negatively affect the subprime consumer population and therefore the demand for our products and services. Additionally, adverse macroeconomic conditions or other factors outside of our control may unfavorably impact our customers' ability to make the payments they owe the Company which, in turn, could result in increased customer payment delinquencies, as well as increases in lease merchandise write-offs, loan loss provisioning and loan write-offs. As a result, continued macroeconomic uncertainty, or other factors outside of our control, could result in lower revenue and negatively impact our businesses and the Company's overall financial results.

In an uncertain macroeconomic environment, our proprietary algorithms and decisioning tools used in approving customers may no longer be indicative of their ability to perform, which in turn may limit the ability of our businesses to manage risk, avoid lease and loan charge-offs and may result in insufficient reserves to cover actual losses.
We believe our proprietary lease and loan decisioning processes to be a key to the success of our businesses. These decisioning processes assume behavior and attributes observed for prior customers, among other factors, are indicative of performance by our future customers. Unexpected changes in customer behavior caused by uncertain macroeconomic conditions, including, for example, persistent inflationary pressures, strained consumer liquidity or increases in unemployment levels may lead to increased incidences and costs related to lease merchandise write-offs. In addition, we believe that uncertain macroeconomic conditions such as these lead to general declines in discretionary spending levels and disproportionately negatively impact the customers we serve. As a result, our decisioning process has required, and may in the future require, frequent adjustments (including tightening) and the application of greater management judgment in the interpretation of the results produced by our decisioning tools, which could have an unfavorable impact on our GMV, margins and earnings. These decisioning tools may be unable to accurately predict and respond to the impact of an uncertain macroeconomic environment or changes to customer behaviors in connection therewith, which in turn may limit the ability of our businesses to manage risk, avoid lease and loan charge-offs and may result in insufficient reserves to cover actual losses (which Progressive Leasing records as accounts receivable allowance and allowance for lease merchandise write-offs and Vive and Four record as provision for loan losses).
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
For example, during 2024, we derived 52.6% of our consolidated revenues from customers of Progressive Leasing's top three POS partners, and 78.2% of our consolidated revenues from customers of Progressive Leasing's top ten POS partners. Any extended discontinuance of Progressive Leasing's relationship with any of those POS partners or other high visibility retailers, including as a result of such partners going out of business or otherwise being unable or unwilling to continue their relationships with Progressive Leasing, would have a material adverse impact on several aspects of our performance. For example, one our top ten POS partners, Big Lots, Inc., filed for Chapter 11 bankruptcy in September 2024, which negatively impacted our financial performance in the fourth quarter of 2024 and is expected to negatively impact our financial performance for 2025.
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
Any publicity associated with the loss of any of Progressive Leasing's large POS partners may harm its reputation, making it more difficult to attract and retain consumers and other POS partners and could lessen its negotiating power with its remaining and prospective POS partners. Our operating revenues and operating results may also suffer if any of Progressive Leasing's POS partners experiences a significant decline in sales for any reason, including, for example, due to persistent inflationary pressures that reduce many consumers' discretionary incomes, the imposition of significant tariffs on imported goods that increase the prices of the products offered by our POS partners, or supply chain interruptions unfavorably impacting the inventories of our POS partners.
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
Although Vive and Four also serve subprime and near-prime consumers, their business models differ significantly from Progressive Leasing's lease-to-own business, which means each of these businesses have different risk profiles.
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
In addition, through its BNPL offerings, Four's business model allows shoppers to pay for merchandise through four interest-free installments, which enables its customers to purchase furniture, clothing, electronics, health and beauty, footwear, jewelry, and other consumer goods from retailers across the United States. As discussed above, BNPL offerings have become subject to enhanced regulatory scrutiny by federal and state regulatory authorities which allege several areas of perceived risks to consumers, including the risks that borrowers will become overextended. For example, certain states, such as New York, have introduced legislation to enhance regulations applicable to BNPL offerings, including regulations that limit the amount of fees BNPL businesses are permitted to charge consumers, require BNPL businesses to obtain licenses to conduct business in such states, and require BNPL businesses to perform "ability-to-repay" analyses on their applicants. As a result, Four's regulatory compliance obligations appear to be evolving in certain jurisdictions, which creates unique risks that are different than those faced by more mature businesses, such as Progressive Leasing and Vive, and which could be materially adverse to Four.

Our efforts to modernize and enhance certain enterprise-wide information management systems and technologies could adversely impact our businesses and operations.
We rely extensively on enterprise-wide information management systems and technologies to manage our businesses and, from time to time, we pursue opportunities to modernize and enhance these systems and technologies. For example, in fiscal 2025, we expect to begin implementing a new enterprise resource planning system that is intended to streamline and optimize the Company's financial and accounting processes, as well as begin implementing operational and technological enhancements to our lease decisioning and management systems that are intended to optimize performance, improve efficiency and enhance scalability. We also expect to migrate a large portion of our enterprise-wide applications to a third-party cloud provider in order to further enhance our business continuity and disaster recovery plans. These efforts may take longer and may require greater financial and other resources than anticipated, may cause distraction of key personnel, may cause disruptions to our existing systems and our business, may adversely impact our ability to externally report timely and accurate consolidated financial information, may expose us to heightened cybersecurity risks and may not otherwise provide the anticipated benefits. In addition, our inability to improve, upgrade, integrate or expand such systems and technologies to meet our evolving business requirements could impair our ability to achieve critical strategic initiatives and could materially and adversely affect several aspects of our performance.
Our inability to protect confidential, proprietary, or sensitive information, including the confidential information of our customers, may be adversely affected by cyber-attacks or similar disruptions, which may result in significant costs, litigation and reputational damage or otherwise have a material adverse impact on several aspects of our performance.
Our businesses collect, store, use, disclose, process and transfer (collectively, "process") a wide variety of information, including personally identifiable information, for various purposes, including to help ensure the integrity of their services and to provide features and functionality to their customers and POS partners. The processing of the information they acquire in connection with their customers' and POS partners' use of their services is subject to numerous privacy, data protection, cybersecurity, and other laws and regulations. The automated nature of their businesses and their reliance on digital technologies may make them an attractive target for, and potentially vulnerable to, cyber-attacks, computer malware, computer viruses, social engineering (including phishing and ransomware attacks), general hacking, physical or electronic break-ins, or similar disruptions. While they and their vendors have taken steps to protect the confidential, proprietary, and sensitive information to which they have access and to prevent data loss, their security measures or those of their vendors could be breached, including as a result of employee theft, exfiltration, misuse or malfeasance, their actions, omissions, or errors, third-party actions, omissions or errors, unintentional events, or deliberate attacks by cyber criminals, any of which may result in the loss of, or unauthorized access to, their or their customers' data, their intellectual property, or other confidential, proprietary, or sensitive business information. Any accidental or willful security breaches or other unauthorized access to their platforms or servicing systems may cause confidential, proprietary, or sensitive information to be stolen and used for criminal or other unauthorized purposes. Security breaches or unauthorized access to confidential information may also expose our businesses to liability related to the loss of the information, time-consuming and expensive litigation and government investigations, enforcement actions and negative publicity. If security measures are breached for any of these reasons, the relationships our businesses have with their customers may be damaged, and significant liability could be incurred. Although we work hard to detect security breaches or instances of unauthorized access to confidential information, there is no guarantee that our monitoring efforts will be effective.
The techniques used to obtain unauthorized, improper, or illegal access to our information technology systems are constantly evolving, may be difficult to detect quickly, and may not be recognized until after they have been launched. Unauthorized parties have in the past attempted and may in the future attempt to gain access to our information technology security systems through various means, including, among others, hacking into our or their POS partners' or customers' systems or facilities, or attempting to fraudulently induce employees, POS partners, customers or others into disclosing usernames, passwords, or other sensitive information, which may in turn be used to access systems and gain access to confidential, proprietary, or sensitive information. Such efforts may be state-sponsored and supported by significant financial and technological resources (such as evolving artificial intelligence tools), making them even more difficult to detect and prevent. As a result, there can be no assurance that the protections deployed by us will always be successful.
For example, as we have previously disclosed, in September 2023, Progressive Leasing experienced a cybersecurity incident affecting certain of its systems. While there was no major operational impact to any of Progressive Leasing's services as a result of the incident, and our other subsidiaries were not impacted, this incident, as well as any other breach of our systems or facilities, or those of our other businesses, may continue to result in the risks discussed herein.
Any actual or perceived failure to comply with legal and regulatory requirements applicable to our businesses, including those relating to information security, or any failure to protect the information that our businesses collect from their customers and POS partners, including personally identifiable information, may result in, among other things, regulatory or governmental investigations, administrative enforcement actions, sanctions, criminal liability, private litigation, civil liability and constraints on our ability to continue to operate.

Furthermore, federal and state regulators and many federal and state laws and regulations require notice of any data security breaches that involve personal information. These mandatory disclosures regarding a security breach are costly to implement and often lead to widespread negative publicity, which may cause consumers to lose confidence in the effectiveness of our data security measures. Any security breach suffered by us or our vendors, any unauthorized, accidental, or unlawful access or loss of data, or the perception that any such event has occurred, may result in a disruption to our operations, litigation, an obligation to notify regulators and affected individuals, the triggering of indemnification and other contractual obligations, regulatory investigations, government fines and penalties, reputational damage, and loss of customers and ecosystem partners, and our business may be materially and adversely affected.
In addition, we may incur significant costs and operational consequences in connection with investigating, mitigating, remediating, eliminating, and putting in place additional tools and devices designed to prevent future actual or perceived security incidents, as well as in connection with complying with any notification or other obligations resulting from any security incidents. Our insurance policies carry retention and coverage limits, which may not be adequate to reimburse us for losses caused by security breaches, and we may not be able to collect fully, if at all, under these insurance policies. The successful assertion of one or more large claims against us that exceed available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, may adversely affect our businesses. Furthermore, we cannot be certain that insurance coverage will continue to be available on acceptable terms or at all, or that the insurer will not deny coverage as to any future claim, including claims related to the cybersecurity incident experienced by Progressive Leasing discussed above. Reduced confidence and participation in our platforms and our data security measures may also adversely affect customers' willingness to perform their obligations under their lease or loan, as the case may be, which could result in reduced collections.
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
We have taken significant steps intended to better align our existing capital structure with our go-forward capital allocation strategy. For example, since the fourth quarter of 2021, we have repurchased approximately 29.9% of our outstanding shares, for an aggregate purchase price of $501.8 million, including the repurchase of approximately 8.0% of our outstanding shares, for an aggregate purchase price of $138.7 million, during the 2024 fiscal year. As of December 31, 2024, we had the authority to purchase additional shares up to our remaining authorization limit of $361.3 million. Additionally, in February 2024, our Board of Directors authorized the initiation of a quarterly cash dividend, and the Company has since paid a quarterly cash dividend to its shareholders for each fiscal quarter since the first quarter of the 2024 fiscal year.
The timing and actual number of further share repurchases and/or the continuation of our dividend program following the date of this Annual Report on Form 10-K, if any, will depend on a variety of factors, including the price and availability of our shares, trading volume, our earnings and financial condition, general market conditions, and projected cash positions in light of other capital allocation opportunities such as organic growth and strategic acquisitions. The share repurchase program and/or the dividend program may be suspended or discontinued at any time in the future without prior notice.
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
The industries in which our businesses operate are highly and increasingly competitive. For example, Progressive Leasing and Vive face competition from national, regional and local operators of lease-to-own stores, virtual lease-to-own companies, traditional and e-commerce retailers (including many that offer layaway programs and title or installment lending), traditional and online sellers of used merchandise, and various types of consumer finance companies that may enable our customers to shop at traditional or online retailers, as well as with rental stores that do not offer their customers a purchase option. Similarly, Four faces competition from other companies who offer buy now, pay later products, many of whom are larger than Four, in addition to some of the competitors mentioned above. These competitors may have significantly greater financial and operating resources, greater name recognition in certain markets and more developed products and services, which may allow them to grow faster, including through acquisitions, and to offer more aggressive exclusivity, rebate and/or other incentive payments to existing and potential POS partners, some of whom may be our POS partners. This in turn may enable these competitors to enter new markets, which may decrease opportunities for us in those markets. Greater name recognition, or better public perception of a competitor's reputation, may help the competitor divert market share, even in established markets. Some competitors may be willing to offer competing products on an unprofitable basis (or may have looser decisioning standards or be willing to relax their decisioning standards) in an effort to gain market share, which could compel us to match their pricing and/or decisioning strategy or lose business. In addition, some of Progressive Leasing's competitors may be willing to lease certain types of products that we will not agree to lease, enter into customer leases that have services, as opposed to goods, as a significant portion of the lease value, or engage in other practices related to pricing, aggressive rebates and other incentive payments to POS partners, compliance, and other areas that we will not, in an effort to gain market share at our expense. Our business relies heavily on relationships with POS partners. An increase in competition may cause our POS partners to no longer offer our product and services in favor of our competitors, or to offer our product and services and the products of our competitors simultaneously at the same store locations, which may slow growth in our business and limit or reduce profitability. Furthermore, our virtual lease-to-own competitors may deploy different business models, such as direct-to-consumer strategies, that forego reliance on POS partner relationships that may prove to be more successful.
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
The transactions offered to consumers by our businesses may be negatively characterized by federal, state and local government officials, consumer advocacy groups and the media, and if those negative characterizations become increasingly accepted by consumers and/or others with whom we do business, several aspects of our performance may be materially and adversely affected.
From time to time, the subprime financial marketplace in which our businesses generally operate garners the attention of federal, state and local government officials as well as consumer advocacy groups and the media. In addition, the business models and practices of other companies offering services similar to those we offer have become the subject of investigations and litigation by federal and state regulators. Legislative or regulatory proposals regarding our industry, or interpretations of them, may subject our businesses to "headline risks" that could negatively impact each of them in a particular market or in general and, therefore, may adversely affect our share price. In particular, and among other perceived concerns, advocacy groups have asserted (and are likely to continue asserting) that laws and regulations should be broader and more restrictive regarding lease-to-own transactions, such as those engaged in by Progressive Leasing. With respect to these transactions, consumer advocacy groups and media reports generally focus on the total cost to a consumer to acquire merchandise, which is often alleged to be higher than the interest typically charged by banks or similar lending institutions to consumers with better credit histories. This "cost-of-rental" amount, which is generally defined as lease fees paid in excess of the "retail" price of the merchandise, is from time to time characterized by consumer advocacy groups and media reports as predatory or abusive without discussing the benefits associated with lease-to-own programs. Moreover, they often allege noncompliance with current consumer protection regulations and violations of notions of fair dealing with consumers.
Although we strongly disagree with these characterizations, if the negative characterization of these types of lease-to-own transactions becomes increasingly accepted by consumers or Progressive Leasing's POS partners and others with whom it does business, demand for its products and services may significantly decrease, which may have a material adverse effect on several aspects of our performance. Additionally, if the negative characterization of these types of transactions is accepted by government officials, Progressive Leasing may become subject to more restrictive laws and regulations and more stringent enforcement of existing laws and regulations, any of which may have a material adverse effect on several aspects of our performance. The vast expansion and reach of technology, including social media platforms, has increased the risk that our businesses' reputations may be significantly impacted by negative characterizations in a relatively short amount of time. If Progressive Leasing is unable to quickly and effectively respond to such characterizations, it may experience declines in customer loyalty and traffic and its relationships with its POS partners may suffer, which may have a material adverse effect on several aspects of our performance. Similarly, either Vive or Four's inability to timely and effectively respond to such characterizations may harm its relationships with its merchant partners and customers, and result in declines in transactions and revenue. Additionally, any failure by Progressive Leasing or by its competitors, including smaller, regional competitors, for example, to comply with the laws and regulations applicable to the traditional and/or virtual lease-to-own business models, or any actions by those competitors that are challenged by consumers, advocacy groups, the media or governmental agencies or entities as being abusive or predatory may result in our business being mischaracterized, by implication, as engaging in similar unlawful or inappropriate activities or business practices, even if our only association with such conduct is that we operate in the same general industries as one or more offenders.
Any significant disruption in our vendors' information technology systems, or disruption in the information our businesses rely on in their lease and loan decisioning, may materially and adversely affect several aspects of our performance.
We use vendors, such as cloud computing web services providers, third-party software providers and other vendors that provide information technology functional support and we expect to continue expanding our use of such vendors in the future. The satisfactory performance, reliability, and availability of these information technology platforms and their underlying network and infrastructure are critical to our businesses and their reputations. We rely on these vendors to protect their systems and facilities against damage or service interruptions from natural disasters, power or telecommunications failures, computer viruses and similar occurrences, and we also rely upon them to adhere to their information technology policies and procedures. If there is a lapse of service or damage to their systems or facilities, or a vendor fails to comply with our information technology policies and procedures, one or more of our businesses may experience interruptions in their ability to operate their platforms. Similarly, the business continuity and disaster recovery plans we maintain, as well as those maintained by any third-party vendors, may not adequately or efficiently prevent or protect against the types of damage or service interruptions discussed above. We also may experience increased costs and difficulties in replacing vendors or expanding the use of vendors, and replacement or expanded services may not be available on commercially reasonable terms, on a timely basis, or at all. Any interruptions or delays in a vendor's platform availability, any damage to a vendor's systems or facilities, any software failures or other disruption in our vendors' information technology systems may harm the relationship our businesses have with their POS partners and customers and also harm their reputation.
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
To the extent any of our businesses use or are dependent on any particular third-party data, technology, or software, they may also be harmed if such data, technology, or software becomes non-compliant with existing regulations or industry standards, becomes subject to third-party claims of intellectual property infringement, misappropriation, or other violation, or malfunctions or functions in a way we did not anticipate. Any loss of the right to use any of this data, technology, or software may result in delays in the provisioning of one or more of our businesses' products and services until equivalent or replacement data, technology, or software is either developed by them, or, if available, is identified, obtained, and integrated, and there is no guarantee that they would be successful in developing, identifying, obtaining, or integrating equivalent or similar data, technology, or software, which may result in the loss or limiting of their products, services, or features available in their products or services.
Our business continuity and disaster recovery plans may not be sufficient to prevent losses in the event we experience a significant disruption in, or errors in, service on our platforms.
Our businesses maintain business continuity and disaster recovery plans that, as discussed above, are expected to be enhanced in 2025 by migrating a large portion of our enterprise-wide applications to a third-party cloud provider. However, in the event of a disruption in service on their platforms, including a disruption in service from a required vendor to those platforms or as a result of the expected enhancements, the business continuity and disaster recovery plans may not have sufficient capacity to recover all data and services in the event of an outage. For example, they may be unable to process transactions or post payments on their platforms, which could damage their brands and reputations, divert the attention of their employees, reduce our revenue, subject us and them to liability, and cause consumers or merchants to abandon their platforms. In addition, in the event of damage or interruption, our insurance policies may not adequately compensate us for any losses that we incur. The impact of any of these events may have a material and adverse effect on several aspects of our performance.

Our businesses rely extensively on models in managing many aspects of their businesses, and if those models are not accurate or are misinterpreted, such errors may have a material adverse effect on several aspects of our performance.
Our businesses rely extensively on models in managing many aspects of their businesses, including loan and lease decisioning, pricing, and collections management. The models may prove in practice to be less predictive than they expect for a variety of reasons, including as a result of errors in constructing, interpreting or using the models or the use of inaccurate or incomplete data or inaccurate assumptions (including failures to update assumptions appropriately or in a timely manner). Their assumptions may be inaccurate for many reasons including that such assumptions often involve matters that are inherently difficult to predict and beyond their control (e.g., macroeconomic conditions and their impact on customer behaviors) and they often involve complex interactions between a number of dependent and independent variables, factors, and other assumptions. The errors or inaccuracies in our businesses' models may be material, and may lead them to make wrong or sub-optimal decisions in managing their businesses, which may have a material adverse effect on several aspects of our performance.
Real or perceived software errors, failures, bugs, defects, or outages may have a material and adverse effect on several aspects of our performance.
The platforms and internal systems utilized by our businesses rely on software that is highly technical and complex. In many cases, these systems are developed by internal and/or external resources and customized specifically for our businesses, resulting in a higher likelihood that they may have undetected errors, failures, bugs, or defects than other commercially available software and platforms. For example, each of the Progressive Leasing and Vive platforms and internal systems depend on the ability of such software to store, retrieve, process, and manage immense amounts of data. As a result, undetected errors, failures, bugs, or defects may be present in such software or occur in the future in such software.
Any real or perceived errors, failures, bugs, or defects in the software may not be found until customers use our businesses' platforms and may result in outages or degraded quality of service that may adversely impact their respective businesses, as well as negative publicity, loss of or delay in market acceptance of their products and services, and harm to their brands or weakening of their competitive positions. In such an event, our businesses may be required, or may choose, to expend significant additional resources to correct the problem. Any real or perceived errors, failures, bugs, or defects in the software they rely on may also subject us and them to liability claims, impair their ability to attract new customers, retain existing customers, or expand their use of their products and services, which may materially and adversely affect several aspects of our performance.
While we take precautions to prevent consumer identity fraud, it is possible that identity fraud may still occur or has occurred, which may adversely affect the performance of our businesses' lease and loan portfolios.
There is a risk of fraudulent activity associated with our businesses' virtual platforms. The technologies and fraud prevention tools employed by our businesses may be insufficient to accurately detect and prevent fraud, particularly if initiated by bad actors deploying sophisticated technological resources, such as evolving artificial intelligence tools. Our businesses ultimately bear the risk of consumer fraud in transactions and generally have no recourse to their respective POS partner (as the case may be) to collect the amount owed by the customer. Significant amounts of fraudulent transactions may adversely affect our respective businesses. High profile fraudulent activity or significant increases in fraudulent activity may also lead to regulatory intervention, negative publicity, and the erosion of trust from our businesses' POS partners and, therefore, may materially and adversely affect several aspects of our performance.
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
As indicated by the FTC Settlement in April 2020, Progressive Leasing paid $175 million to the FTC and agreed to enhance certain of its compliance-related activities, including augmenting consumer disclosures and expanding its POS partner monitoring programs. Compliance with the FTC Settlement requires the cooperation of Progressive Leasing's POS partners, over whom it does not exercise full control and oversight, including, for example, with respect to advertising and explaining the lease-to-own transaction to consumers. In the event Progressive Leasing is found to be in violation of the terms of the FTC Settlement, the FTC could, among other actions, initiate further enforcement proceedings, seek an injunction or other restrictive orders and attempt to impose monetary penalties against Progressive Leasing and its officers, which would divert the attention of our management team and may have a material adverse effect on several aspects of our performance.
Pursuant to the FTC Settlement, Progressive Leasing further agreed to submit compliance reports or produce other requested documents and information to the FTC upon written request by the FTC. As previously disclosed, during the third quarter of 2024, Progressive Leasing received a written request from the FTC to evidence Progressive Leasing's compliance with the FTC Settlement by providing the FTC with information and documents, including those related to customer complaints and advertising and marketing materials. The Company is fully cooperating with the FTC in responding to the FTC's request for information and documents.
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
Supply chain interruptions and inventory shortages, increases in the costs of imported goods, and other factors affecting the performance of our retail partners may have a material and adverse effect on several aspects of our business.
The POS partners with whom our businesses partner are critical to our success. Any extended supply chain interruptions, inventory shortages, material increases to the prices of imported goods or other operational factors affecting the performance of any of our POS partners may have a material adverse impact on our business. We depend on our POS partners' abilities to deliver products to customers at the right time, in the right quantities and at the right price. Accordingly, it is important for our POS partners to obtain products at reasonable prices, maintain optimal levels of inventory and respond rapidly to shifting demands. For example, the current presidential administration has stated its intention to impose significant tariffs on goods imported from Canada, China, Mexico and other countries if those countries do not take certain actions demanded by the administration. Such tariffs could increase prices for certain leasable products purchased by our POS partners, and thus, may decrease the demand for those products by our customer base. International trade disputes such as this, as well as unstable foreign and domestic economic and political conditions, geopolitical conflicts, acts of terrorism, public health emergencies and other factors beyond our control, could result in supply chain disruptions, inventory shortages and/or material increases in the price of goods for our POS partners in future periods, which could adversely affect their sales and Progressive Leasing's GMV, revenue and earnings.
E-commerce lease and loan origination processes may give rise to greater risks than in-store originations and processes.
As described above, our businesses increasingly use e-commerce platforms, including the websites of our POS partners, to obtain application information and distribute certain legally required notices to their lease and loan applicants, and to obtain electronically signed documents in lieu of paper documents with tangible consumer signatures. For example, in 2024, Progressive Leasing's GMV generated from e-commerce platforms represented 17.0% of its total GMV. These e-commerce-based processes entail additional risks relative to in-store-based underwriting processes and procedures, including risks regarding the sufficiency of notice for compliance with consumer protection laws, increased risks and occurrences of fraud, risks that customers may challenge the authenticity of their lease or loan documents, or the validity of electronic signatures and records, and risks that, despite internal controls, unauthorized changes are made to their electronic documents.
The geographic concentration of Progressive Leasing's POS partners may magnify the impact of conditions in a particular region, including economic downturns and other occurrences.
The concentration of our POS partners in one region or a limited number of markets may expose us to risks of adverse economic developments that are greater than if our POS partners were more geographically diverse.
In addition, the brick and mortar operations of our POS partners are subject to the effects of adverse acts of nature, such as winter storms, hurricanes, hail storms, strong winds, earthquakes, wildfires and tornadoes, which have in the past caused damage such as flooding and other damage in specific geographic locations, including in California, Florida and Texas, three of our large markets, and may, depending upon the location and severity of such events, unfavorably impact our business continuity. Additionally, the amount of our hurricane, windstorm, earthquake, flood, business interruption or other casualty insurance we maintain from time to time may not be sufficient to entirely cover damages caused by any such event.
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

If we fail to promote, protect, and maintain our brands in a cost-effective manner, they may lose market share and several aspects of our performance may be materially and adversely affected.
We believe that developing, protecting and maintaining awareness of our brands in a cost-effective manner is critical to our success. Successful promotion of our brands will depend largely on the effectiveness of our marketing efforts and the experience of POS partners as well as our customers. Additionally, the successful protection and maintenance of our brands will depend on our ability to obtain, maintain, protect, and enforce trademark and other intellectual property protections for our brands. If we fail to successfully promote, protect, and maintain our brands or if we incur substantial expenses in an unsuccessful attempt to promote, protect, and maintain our brands, we may lose their existing POS partners and customers to their competitors or be unable to attract new POS partners and customers. Any such loss of existing POS partners or customers, or inability to attract new POS partners or customers, may have an adverse effect on several aspects of our performance.
We may improve our products and services in ways that forego short-term gains.
We are constantly striving to improve the user experience for our customers. Some of these changes may have the effect of reducing our short-term revenue or profitability if we believe that the benefits will ultimately improve our financial performance over the long-term. Any short-term reductions in revenue or profitability may be more severe than we anticipate or these decisions may not produce the long-term benefits that we expect, in which case several aspects of our performance may be materially and adversely affected.
We may pursue acquisitions, strategic investments or divestitures, and the failure of an acquisition, investment or divestiture to produce the anticipated results may have a material adverse impact on several aspects of our performance.
We may consider or undertake strategic acquisitions of, or material investments in, businesses, products, or technologies in the future, and we may also divest or explore the sale of businesses, portfolios of loans or technologies from time to time. If we are unable to identify suitable acquisition or investment candidates, or even if we do identify suitable candidates, they may be difficult to finance, expensive to fund and there is no guarantee that we can obtain any necessary regulatory approvals or complete the transactions on terms that are favorable to us.
To the extent we pay the purchase price of any strategic acquisition or investment in cash, it may have an adverse effect on our financial condition; similarly, if the purchase price is paid with our stock, it may be dilutive to our shareholders. In addition, we may assume liabilities associated with a business acquisition or investment, including unrecorded liabilities that are not discovered at the time of the transaction, and the repayment or settlement of those liabilities may have an adverse effect on our financial condition. Additionally, a divestiture may result in continued financial obligations, such as through transition service agreements, guarantees, indemnities or other current or contingent financial obligations and liabilities, following the transaction. The satisfaction of these continued financial obligations may also have an adverse effect on our financial condition.
We may not be able to successfully integrate or disaggregate the personnel, operations, businesses, products, or technologies of an acquisition, investment or divestiture. Integration may be particularly challenging if we enter into a line of business in which we have limited experience and the business operates in a difficult legal, regulatory or competitive environment. We may find that we do not have adequate operations or expertise to manage the new business. The integration or disaggregation of any acquisition, investment or divestiture may divert management's time and resources from our core business, which may impair our relationships with our current employees, customers and strategic partners and disrupt our operations. Additionally, any acquisition, investment or divestiture may expose us to increased information security risk as we integrate new systems that we may not be as familiar with or bring them in line with the requirements of our information security and business continuity programs or provide data and information access to third parties. Acquisitions, investments and divestitures also may not perform to our expectations for various reasons, including the loss of key personnel, customers or vendors. If we fail to integrate acquisitions or strategic investments, divest businesses or realize the expected benefits, we may lose the return on these acquisitions, investments or divestitures or incur additional transaction costs, and several aspects of our performance may be materially harmed as a result.
From time to time, we may undertake significant cost reduction initiatives, which may not be adequate or may have unintended consequences that could be disruptive to our businesses.
We have taken, and may in the future take, steps to significantly reduce our cost structure in order to drive efficiencies and right-size variable costs, while minimizing the negative impact on growth-related initiatives. For example, in January 2024, we announced the continuation of our prior cost reduction initiatives, including a termination of certain independent sales agent agreements, a reduction in our workforce and office space reduction and consolidation. While we believe these prior cost reduction initiatives have benefited the Company, particularly as they relate to aligning our servicing costs with our expectations regarding GMV and revenue, such initiatives may ultimately prove to be inadequate or have unintended consequences disruptive to our businesses, including those relating to the continued implementation of a global workforce outsourcing strategy for certain of the Company's information technology and customer service functions. We may also be required to undertake additional cost reduction steps, including a further reduction of our workforce, which could also be disruptive to our businesses and potentially lower the anticipated benefits with respect to our future performance, including with respect to GMV and revenue. As a result, we may not be fully successful in realizing the efficiencies we are seeking with respect to our prior cost reduction initiatives or any future cost reduction initiatives, which are subject to many estimates and assumptions and other factors we may not be able to control.
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
Competition for senior executives and key talent in the information technology, finance and sales areas in the consumer financial services industry is intense and the failure to identify, hire, develop, motivate, and retain highly qualified personnel may adversely affect our business and operations. In particular, we rely significantly on the continued service of our data scientists and information technology engineers in order to maintain our complex information technology infrastructure, perform information technology controls and develop new products as part of our go-forward business strategy. Trained and experienced personnel are in high demand and may be in short supply. Many of the companies with which we compete for experienced employees have greater resources than we do and may be able to offer more attractive terms of employment. In addition, we invest significant time and expense in training our employees, which increases their value to other consumer financial services companies that may seek to recruit them. We may not be able to attract, develop, and maintain the skilled workforce necessary to operate our business, including with respect to the maintenance and development of our information technology infrastructure, and labor expenses may increase as a result of a shortage in the supply of qualified personnel. If we are unable to continue to attract experienced data scientists and information technology engineers, or unable to maintain and build our highly experienced sales force and finance team, several aspects of our performance may be materially and adversely affected. We do not carry key man life insurance on any of our personnel.
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
Our reputation is critical to maintaining and developing relationships with our existing and potential customers and third parties with whom we do business. There is a risk that our employees or the employees of a POS partner with which we do business, may engage in misconduct that adversely affects our reputation and business. For example, if one of our employees engages in discrimination or harassment in the workplace, or if an employee or a third-party directly or indirectly associated with our business were to engage in, or be accused of engaging in, illegal or suspicious activities including fraud or theft of our customers' information, we may suffer direct losses from the activity and, in addition, we may be subject to regulatory sanctions and suffer serious harm to our reputation, financial condition, customer relationships and ability to attract future customers. Employee or third-party misconduct may prompt regulators to allege or to determine based upon such misconduct that we have not established adequate supervisory systems and procedures to inform employees of applicable rules or to detect violations of such rules. The precautions that we take to detect and prevent misconduct may not be effective in all cases. Misconduct by our employees or third-party contractors or other third parties who are directly or indirectly associated with our business, or even unsubstantiated allegations of misconduct, may result in a material adverse effect on our reputation and our business.
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
Our trademarks, trade names, and service marks have significant value, and our brands are important factors in the marketing of our products and services. While we rely on both registrations and common law protections for our trademarks, we may be unable to prevent competitors or other third parties from acquiring or using trademarks, service marks, or other intellectual property or other proprietary rights that are similar to, infringe upon, misappropriate, dilute, or otherwise violate or diminish the value of our trademarks and service marks and our other intellectual property and proprietary rights. The value of our intellectual property and other proprietary rights may diminish if others assert rights in or ownership of our intellectual property or other proprietary rights, or in trademarks or service marks that are similar to our trademarks or service marks.
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
Some aspects of our information technology platforms include open source software, and our use of open source software may negatively affect several aspects of our performance.
Some aspects of our information technology platforms include software covered by open source licenses. The terms of various open source licenses have not been interpreted by United States courts, and there is a risk that such licenses may be construed in a manner that imposes unanticipated conditions or restrictions on our platforms. In such an event, either or both of them may be required to re-engineer all or a portion of their technologies, seek licenses from third parties in order to continue offering their products and services, discontinue the use of their platforms in the event re-engineering cannot be accomplished, or otherwise be limited in the licensing of their technologies, each of which may reduce or eliminate the value of their technologies and products and services. If portions of our proprietary software are determined to be subject to an open source license, they may also be required to, under certain circumstances, publicly release or license, at no cost, their products and services that incorporate the open source software or the affected portions of their source codes, which may allow our competitors or other third parties to create similar products and services with lower development effort, time, and costs, and may ultimately result in a loss of transaction volumes. We cannot ensure that we have not incorporated open source software in our software in a manner that is inconsistent with the terms of the applicable license or our current policies, and we may inadvertently use open source in a manner that we do not intend or that may expose us to claims for breach of contract or intellectual property infringement, misappropriation, or other violation. If we fail to comply, or are alleged to have failed to comply, with the terms and conditions of our open source licenses, we may be required to incur significant legal expenses defending such allegations, be subject to significant damages, be enjoined from the sale of their products and services, and be required to comply with onerous conditions or restrictions on our products and services, any of which may be materially disruptive to us and our businesses.
In addition to risks related to license requirements, usage of open source software can lead to greater risks than use of third-party commercial software because open source licensors generally do not provide warranties or other contractual protections regarding infringement, misappropriation, or other violations, the quality of code, or the origin of the software. Many of the risks associated with the use of open source software cannot be eliminated and may adversely affect several aspects of our performance. For instance, open source software is often developed by different groups of programmers outside of our control that collaborate with each other on projects. As a result, open source software may have security vulnerabilities, defects, or errors of which we are not aware. Even if we become aware of any security vulnerabilities, defects, or errors, it may take a significant amount of time for either us or the programmers who developed the open source software to address such vulnerabilities, defects, or errors, which may negatively impact our products and services, including by adversely affecting the market's perception of our products and services, impairing the functionality of our products and services, delaying the launch of new products and services, or resulting in the failure of our products and services, any of which may result in liability to us and our businesses.
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
Each of Vive and Four maintains an allowance for loan losses that we believe is appropriate at December 31, 2024. Each of Vive and Four estimates its allowance for loan losses in accordance with ASU 2016-13, Measurement of Credit Losses on Financial Instruments ("CECL"), which requires the recognition of all expected credit losses over the life of the loan based on historical experience, current conditions and reasonable and supportable forecasts. The process for establishing the allowance for loan losses is critical to our results of operations and financial condition, and requires complex models and judgments, including forecasts of economic conditions and other qualitative factors. Changes in economic conditions affecting our customers, new information regarding our loans and other factors, both within and outside of our control, may require an increase in the allowance for credit losses. We may underestimate our expected losses and fail to maintain an allowance for credit losses sufficient to account for these losses. In cases where we modify a loan, if the modified loans do not perform as anticipated, we may be required to establish additional allowances on these loans.
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
We and our subsidiaries may be able to incur significant additional indebtedness in the future. Although the indenture that governs the Senior Notes and the Revolving Facility contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and the additional indebtedness incurred in compliance with these restrictions may be substantial. These restrictions also will not prevent us from incurring obligations that do not constitute indebtedness. As of December 31, 2024, we would have had undrawn commitments available to be borrowed under the Revolving Facility of $300 million. We also would have had available to us an uncommitted incremental facility under the Revolving Facility of up to $300.0 million, with availability subject to satisfaction of certain conditions. If new debt is added to our current debt levels, the related risks that we and our subsidiaries now face may intensify.
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
•additions or departures of key personnel; and
•continuing uncertain macroeconomic conditions, in particular those relating to persistent inflationary pressures and elevated interest rates for prolonged periods.
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
We continue to establish and enhance processes and procedures intended to identify, measure, monitor, manage and control the types of risk to which we are subject, including, but not limited to, decisioning risks related to the leases and loans our businesses originate, strategic risk, regulatory risk and operational risk. We seek to monitor, manage and control our risk exposure through a framework that includes our risk appetite, enterprise risk assessment process, risk policies, procedures and controls, reporting requirements, risk culture and governance structure. Our framework, however, may not always effectively identify and control our risks. In addition, there may also be risks that exist, or that develop in the future, that we have not appropriately anticipated, identified or mitigated. If our risk management framework does not effectively identify, manage and control our risks, both those we are aware of and those we do not anticipate, including as a result of changes in economic conditions, we may suffer unexpected losses that may have a material and adverse effect on several aspects of our performance.
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
•maintains a vendor risk management program, which includes receiving the results of cybersecurity audits conducted on vendors, for a portion of our vendors, and conducting cyber related risk assessments on other vendors;
•provides mandatory security and privacy training and awareness to all of its employees so that employees understand the behaviors and requirements necessary to safeguard information resources at the Company;
•maintains cyber liability insurance; and
•complies with the Payment Card Industry Data Security Standard.
The Company has a dedicated team of employees overseeing its cybersecurity program and initiatives, led by the Company's Chief Information Security Officer (who has over twenty years' experience working in cyber and information security roles with large companies, including multiple senior executive positions), and works directly in consultation with internal and external advisors in connection with these efforts. Pursuant to the Company's cybersecurity program, potential cybersecurity threats are classified by risk levels and threat mitigation efforts are typically prioritized based on those risk classifications, while focus also remains on maintaining the resiliency of the Company's information systems. In the event the Company identifies a potential cybersecurity issue, the Company has defined procedures for responding to such issues, including procedures that address when and how to engage with Company management, the Board of Directors, other stakeholders and law enforcement. In addition, the Company's Chief Information Security Officer and other Information Security Department managers meet with executives and other employees from various departments on a regular basis to discuss cybersecurity risk mitigation and the Company's cybersecurity program and initiatives.
The Company's Board of Directors has ultimate oversight responsibility for risks relating to the Company's cybersecurity program. In addition, the Audit Committee assists the Board of Directors in monitoring the Company's cybersecurity investments, initiatives, key benchmarks and risk mitigation plans, and regularly receives updates about such matters from the Company's Chief Information Security Officer, and makes inquiries of the Company's management team, internal auditors and independent auditors in connection therewith. In addition, the Company's Enterprise Risk Management Committee, which is comprised of members of the Company's executive leadership team, is informed on a regular basis about, and monitors, the Company's efforts and initiatives to prevent, detect, mitigate and remediate cybersecurity-related risks, and to further improve the Company's cybersecurity maturity, including through presentations it receives from the Company's Chief Information Security Officer.
Conducting the Company's businesses involves the collection, storage, use, disclosure, processing, transfer, and other handling of a wide variety of information, including personally identifiable information, for various purposes in the Company's businesses, including to help ensure the integrity of the Company's services and to provide features and functionality to the Company’s customers and POS partners. Like other companies that process a wide variety of information, the Company's information technology systems, networks and infrastructure and technology have been, and may in the future be, vulnerable to cybersecurity attacks and other data security threats. These types of attacks are constantly evolving, may be difficult to detect quickly, and often are not recognized until after they have been launched against a target. For example, and as the Company previously disclosed, Progressive Leasing experienced a cybersecurity incident in September 2023, which affected certain of its systems. While there was no major operational impact to any of Progressive Leasing’s services as a result of the incident, and the Company’s other subsidiaries were not impacted, this incident, as well as any other breach of the Company’s systems or facilities, or those of Progressive Leasing, Vive, Four, or the Company's other strategic operations may continue to result in cybersecurity-related risks. For more information about these and other cybersecurity risks faced by the Company, see Part 1. Item 1A. "Risk Factors."

ITEM 2. PROPERTIES
The Company leases management and information technology space for corporate functions under operating leases expiring at various times through 2028. Most of the leases contain renewal options for additional periods ranging from three to five years. The following table sets forth certain information regarding our corporate and segment management facilities as of December 31, 2024:

LOCATION[1]	SEGMENT, PRIMARY USE AND HOW HELD	SQ. FT.
Draper, Utah	Progressive Leasing and Vive — Corporate Management – Leased	74,000
Aventura, Florida	Four — Corporate Management – Leased	6,769
1 The Company previously leased offices for corporate management of its Progressive Leasing segment in Glendale, Arizona. During 2022, the office space in Arizona was consolidated to a single floor as part of the Company's restructuring initiatives and partial impairment was recognized for the abandoned portion of the right-of-use lease asset. On January 25, 2024, the Company announced that it had taken several restructuring actions, including the reduction and consolidation of its office space in Utah and Arizona. During the first quarter of 2024, the Company reduced its office space in Utah by 50% and completely vacated the office space in Arizona. The closure of the office space in Arizona was not due to a reduction in the workforce there, but rather, was due to the employees who had worked in that space being allowed to permanently work from home. A corresponding impairment was recognized for the abandoned right-of-use lease assets. The existing lease agreement for Utah expires in August 2027.
We believe that all of our facilities are well maintained and adequate for their current and reasonably foreseeable uses.
ITEM 3. LEGAL PROCEEDINGS
From time to time, we are party to various legal proceedings arising in the ordinary course of business. While any proceeding contains an element of uncertainty, we do not currently believe that any of the outstanding legal proceedings to which we are a party will have a material adverse impact on our business, financial position or results of operations. However, an adverse resolution of a number of these items may have a material adverse impact on our business, financial position or results of operations. For further information, see Note 9 in the accompanying consolidated financial statements under the heading "Legal Proceedings," which discussion is incorporated by reference in response to this Item 3.
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
The number of shareholders of record of the Company's common stock at February 14, 2025 was 165. The closing price for the common stock at February 14, 2025 was $42.82.
Issuer Purchases of Equity Securities
The following table presents our share repurchase activity for the three months ended December 31, 2024:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs[1]
October 1, 2024 through October 31, 2024	75,000	$43.95	75,000	$398,516,145
November 1, 2024 through November 30, 2024	485,309	47.55	485,309	375,437,702
December 1, 2024 through December 31, 2024	300,000	46.96	300,000	361,349,309
Total	860,309		860,309
1 Share repurchases are conducted under authorizations made from time to time by the Company's Board of Directors. The authorization, effective February 21, 2024, provided the Company with the ability to repurchase shares up to a maximum amount of $500 million. Subject to the terms of the Board's authorization and applicable law, repurchases may be made at such times and in such amounts as the Company deems appropriate. Repurchases may be discontinued at any time.
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

Performance Graph
Comparison of 5 Year Cumulative Total Return*
Among PROG Holdings, Inc., the S&P MidCap 400 Index, the S&P SmallCap 600 Index, and the S&P North American Technology Sector Index

$300
$250
$200
$150
$100
$50
$0
2019
2020
2021
2022
2023
2024
PROG Holdings, Inc.
S&P MidCap 400
S&P SmallCap 600
S&P North American Technology Sector

*$100 invested on 12/31/19 in stock or index, including reinvestment of dividends.
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

December 31,	2019	2020	2021	2022	2023	2024
PROG Holdings, Inc.	$100.00	$109.20	$91.45	$34.24	$62.66	$86.73
S&P MidCap 400	100.00	113.66	141.80	123.28	143.54	163.54
S&P SmallCap 600	100.00	111.29	141.13	118.41	137.42	149.37
S&P North American Technology Sector	100.00	145.15	183.47	118.60	191.10	260.04

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
Our Progressive Leasing segment provides consumers with lease-purchase solutions through its point-of-sale partner locations and e-commerce website partners (collectively, "POS partners"). It does so by purchasing merchandise from the POS partners desired by customers and, in turn, leasing that merchandise to the customers through a cancellable lease-to-own transaction. Progressive Leasing has no stores of its own, but rather offers lease-purchase solutions to the customers of traditional and e-commerce retailers. The Progressive Leasing segment comprised approximately 96% of our consolidated revenues for the year ended December 31, 2024.
Our Vive segment primarily serves customers that may not qualify for traditional prime lending offers who desire to purchase goods and services from participating merchants. Vive offers customized programs, with services that include revolving loans through private label and Vive-branded credit cards. Vive's current network of POS partner locations and e-commerce websites includes furniture, mattresses, home exercise equipment, and home improvement retailers, as well as medical and dental service providers. The Vive segment comprised approximately 3% of our consolidated revenues for the year ended December 31, 2024.
Four Technologies, Inc. ("Four"), is a Buy Now, Pay Later ("BNPL") company that allows shoppers to pay for merchandise through four interest-free installments. Four's proprietary platform capabilities and its base of customers and retailers expand PROG Holdings' ecosystem of financial technology offerings by introducing a payment solution that further diversifies the Company's consumer financial technology offerings. Shoppers use Four to purchase furniture, clothing, electronics, health and beauty products, footwear, jewelry, and other consumer goods from retailers across the United States. Four is not a reportable segment for the year ended December 31, 2024 as its financial results are not significant to the Company's consolidated financial results. Four's financial results are reported within "Other" for segment reporting purposes.
PROG Holdings also owns Build, a credit building financial management tool. Build is not a reportable segment in 2024 as its financial results are not significant to the Company's consolidated financial results. Build's financial results are reported within "Other" for segment reporting purposes.
Macroeconomic and Business Environment
During 2024, the Company's lease application volume increased due to progress in executing our strategic growth initiatives, including direct-to-consumer and other enhanced marketing initiatives, e-commerce integrations with POS partners, customer experience technology improvements with certain POS partners, and also due to the tightening of the credit supply above Progressive Leasing. We believe these factors contributed to growth in Progressive Leasing's Gross Merchandise Volume ("GMV") in the year ended December 31, 2024 when compared to the prior year, and will continue to have a favorable impact in 2025. Despite the increase in demand for our lease-to-own offerings, the Company continues to operate in a challenging macroeconomic environment. Due to inflationary pressures in recent years, the cost of living remains significantly higher than it was prior to 2020, particularly with respect to housing, food and gas costs. We believe the increased cost of living has had a disproportionate negative effect on the customers we serve and an unfavorable impact on our GMV and financial performance in 2024, and will continue to do so in 2025. We believe the persistent inflationary pressures, the cost of living and elevated interest rates for extended periods have also unfavorably impacted consumer confidence within our customer base, resulting in a decrease in demand for the types of merchandise offered by many of our key national and regional POS partners. For example, Big Lots, Inc., one of Progressive Leasing's ten largest POS partners filed for Chapter 11 bankruptcy in September 2024, resulting in the permanent closure of many of its stores. While we expect to implement a number of initiatives intended to offset the GMV loss arising out of Big Lots' bankruptcy, we believe that development will have a negative impact on Progressive Leasing's GMV and financial performance in 2025.
In light of these macroeconomic challenges and to align the cost structure of our business with our near-term revenue outlook, the Company executed on a number of cost reduction initiatives beginning in 2022 and continuing into 2024, to drive efficiencies and right-size variable costs, while attempting to minimize the negative impact on growth-related initiatives.
Customer payment delinquencies at the end of 2024 were elevated compared to the end of 2023, which contributed to the provision for lease merchandise write-offs as a percentage of lease revenues increasing to 7.5% for the year ended December 31, 2024 from 6.7% in the same period in 2023, but still within the Company's targeted annual range of 6% to 8%. Any meaningful increase in the unemployment rate or any further increase in inflation may result in increasing levels of customer payment delinquencies and related write-offs, which would result in an unfavorable impact on our performance.
Cybersecurity Incident
During the third quarter of 2023, Progressive Leasing experienced a cybersecurity incident affecting certain data and IT systems of Progressive Leasing. Promptly after detecting the incident, the Company engaged third-party cybersecurity experts and took immediate steps to respond to, remediate and investigate the incident. Law enforcement was also notified. Based on the Company's investigation, the Company determined that the data involved in the incident contained a substantial amount of personally identifiable information, including social security numbers, of Progressive Leasing's customers and other individuals. With the assistance of cybersecurity experts, the Company located the Progressive Leasing customers and other individuals whose information was impacted and notified them, consistent with state and federal requirements. The Company also took a number of additional measures to demonstrate its continued support and commitment to data privacy and protection.
As a result of this cybersecurity incident, Progressive Leasing has become subject to multiple lawsuits which allege, among other things, the incurrence of various types of damages arising out of the incident. All of these lawsuits have been consolidated into a single action in the United States District Court for the District of Utah (the "District Court"). The plaintiffs filed a consolidated complaint on April 19, 2024. On June 24, 2024, Progressive Leasing filed a motion to dismiss the complaint, which was granted in part and denied in part on January 16, 2025.
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
During the years ended December 31, 2024 and 2023, the Company incurred $0.3 million and $2.8 million, respectively, for costs related to the cybersecurity incident, net of insurance proceeds. These costs related primarily to third-party legal and consulting services and credit monitoring services for Progressive Leasing's customers and employees that were impacted and are included within professional services expense as a component of operating expenses in the consolidated statements of earnings.

Highlights
The following summarizes significant highlights from the year ended December 31, 2024:
•We reported revenues of $2.5 billion in 2024, an increase of 2.3% compared to 2023. The increase in revenues was primarily due to an increase in GMV at Four and Progressive Leasing in 2024 compared to the prior year.
•GMV from our other operations increased by $200.5 million, or 198.3%, primarily due to an increase in loan originations for our Four business in 2024 compared to 2023. GMV increased by $130.5 million for Progressive Leasing in 2024, compared to 2023. The increase in GMV for Progressive Leasing was due to a combination of: (i) positive customer responses to our strategic initiatives, such as direct-to-consumer and other enhanced marketing initiatives, e-commerce integrations with our POS partners and customer experience technology improvements with certain POS partners, and (ii) increasing demand for our lease-to-own offering arising out of a tightening of the credit supply above Progressive Leasing, which resulted in an increase in lease applications when compared to 2023.
•Earnings before income tax (benefit) expense decreased to $163.6 million compared to $196.2 million in 2023. The decrease was primarily driven by higher provisions for lease merchandise write-offs and loan losses, more customers choosing to exercise early buyout options, and increased restructuring expenses in 2024 compared to 2023. These decreases to earnings before income taxes were partially offset by lower personnel costs resulting from our cost reduction initiatives.
Key Operating Metrics
Gross Merchandise Volume. We believe GMV is a key performance indicator of our Progressive Leasing and Vive segments, as it provides the total value of new leases and loans written into our portfolio over a specified time period. GMV does not represent revenues earned by the Company, but rather is a leading indicator we use in forecasting revenues the Company may earn. Progressive Leasing's GMV is defined as the retail price of merchandise acquired by Progressive Leasing, which it then expects to lease to its customers. GMV for Vive and Other are defined as gross loan originations.
The following table presents our GMV for the Company for the years presented:

For the Year Ended December 31 (Unaudited and In Thousands)	2024	2023	2022
Progressive Leasing	$1,927,164	$1,796,647	$1,976,794
Vive	141,093	143,541	178,002
Other	301,568	101,099	60,459
Total GMV	$2,369,825	$2,041,287	$2,215,255
The increase in Progressive Leasing's GMV was primarily due to a combination of: (i) positive customer responses to our strategic initiatives, such as direct-to-consumer and other enhanced marketing initiatives, e-commerce integrations with our POS partners and customer experience technology improvements with certain POS partners, and (ii) increasing demand for our lease-to-own offering arising out of a tightening of the credit supply above Progressive Leasing, which resulted in an increase in lease applications when compared to 2023. E-commerce channels generated 17.0% of Progressive Leasing's GMV in 2024 compared to 16.9% in 2023. The increase in GMV from our other operations was primarily due to an increase in loan originations by our Four business. GMV for Vive remained consistent year over year.
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

As of December 31 (Unaudited and In Thousands)	2024	2023	2022
Active Customer Count:
Progressive Leasing	934	893	943
Vive	90	86	92
Other	252	113	39
The number of customers for Progressive Leasing was higher in 2024, compared to the prior year, due to favorable customer responses to our strategic initiatives, including enhanced marketing, e-commerce integrations with POS partners, customer experience technology improvements with certain POS partners, and to a lesser extent, a tightening of the credit supply above Progressive Leasing. The number of customers for Vive has remained essentially flat. The increase in the number of customers for Other was the result of continued growth in our other strategic businesses.

Key Components of Earnings Before Income Tax (Benefit) Expense
In this MD&A section, we review our consolidated results. For the year ended December 31, 2024 and the comparable prior year periods, some of the key revenue, cost and expense items that affected earnings before income taxes were as follows:
Revenues. We separate our total revenues into two components: (i) lease revenues and fees and (ii) interest and fees on loans receivable. Lease revenues and fees include all revenues derived from lease agreements from our Progressive Leasing segment. Lease revenues are recorded net of a provision for uncollectible renewal payments. Interest and fees on loans receivable represents merchant fees, finance charges and annual and other fees earned on outstanding loans in our Vive segment and, to a lesser extent, from our Four business.
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

Results of Operations
Results of Operations – Years Ended December 31, 2024 and 2023

			Change
	Year Ended December 31,		2024 vs. 2023
(In Thousands)	2024	2023	$	%
REVENUES:
Lease Revenues and Fees	$2,366,489	$2,333,588	$32,901	1.4%
Interest and Fees on Loans Receivable	97,007	74,676	22,331	29.9
	2,463,496	2,408,264	55,232	2.3
COSTS AND EXPENSES:
Depreciation of Lease Merchandise	1,621,101	1,576,303	44,798	2.8
Provision for Lease Merchandise Write-offs	178,338	155,250	23,088	14.9
Operating Expenses	469,160	451,084	18,076	4.0
	2,268,599	2,182,637	85,962	3.9
OPERATING PROFIT	194,897	225,627	(30,730)	(13.6)
Interest Expense, Net	(31,289)	(29,406)	(1,883)	(6.4)
EARNINGS BEFORE INCOME TAX (BENEFIT) EXPENSE	163,608	196,221	(32,613)	(16.6)
INCOME TAX (BENEFIT) EXPENSE	(33,641)	57,383	(91,024)	nmf
NET EARNINGS	$197,249	$138,838	$58,411	42.1%
nmf—Calculation is not meaningful
Revenues
Information about our revenues by source and reportable segment is as follows:

	Year Ended December 31, 2024				Year Ended December 31, 2023
(In Thousands)	Progressive Leasing	Vive	Other	Total	Progressive Leasing	Vive	Other	Total
Lease Revenues and Fees	$2,366,489	$—	$—	$2,366,489	$2,333,588	$—	$—	$2,333,588
Interest and Fees on Loans Receivable	—	64,415	32,592	97,007	—	68,912	5,764	74,676
Total Revenues	$2,366,489	$64,415	$32,592	$2,463,496	$2,333,588	$68,912	$5,764	$2,408,264
The increase in Progressive Leasing revenues was primarily the result of the 7.3% increase in GMV for 2024 as compared to the prior year, due to an increase in demand for our lease-to-own offerings and more customers choosing to exercise early buyout options. This increase was partially offset by having a smaller lease portfolio at the beginning of 2024 as compared to the beginning of 2023. Vive revenues declined primarily due to a smaller loan portfolio throughout 2024 as compared to 2023, as a result of lower demand for products offered by certain Vive POS partners. The increase to Other revenue was primarily driven by a 198.3% increase in Four's GMV as compared to the same period in 2023, due to increased loan originations.

Operating Expenses
Information about certain significant components of operating expenses is as follows:

			Change
	Year Ended December 31,		2024 vs. 2023
(In Thousands)	2024	2023	$	%
Personnel Costs[1]	$172,542	$187,199	$(14,657)	(7.8)%
Stock-Based Compensation	29,179	24,920	4,259	17.1
Occupancy Costs	4,199	5,429	(1,230)	(22.7)
Advertising	20,102	17,203	2,899	16.9
Professional Services	32,277	26,882	5,395	20.1
Sales Acquisition Expense[2]	29,175	28,205	970	3.4
Computer Software Expense[3]	28,057	26,673	1,384	5.2
Bank Service Charges	11,042	11,246	(204)	(1.8)
Other Sales, General and Administrative Expense	36,969	38,005	(1,036)	(2.7)
Sales, General and Administrative Expense	363,542	365,762	(2,220)	(0.6)
Provision for Loan Losses	55,950	40,757	15,193	37.3
Depreciation and Amortization	26,977	32,032	(5,055)	(15.8)
Restructuring Expense	22,691	12,533	10,158	81.1
Operating Expenses	$469,160	$451,084	$18,076	4.0%
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
The $14.7 million decrease in personnel costs was due to a decrease of $13.3 million at Progressive Leasing attributable to its reduction in the number of employees during the second half of 2023 and first quarter of 2024 as part of its restructuring and cost cutting initiatives. Personnel costs at Vive also decreased by $1.4 million compared to 2023.
Stock-based compensation increased $4.3 million compared to 2023, consisting of increases of $5.3 million at Progressive Leasing and $0.2 million at Vive, partially offset by a decrease of $1.2 million at Four. The higher stock-based compensation in 2024 was the result of: (i) an increase in the grant date value of restricted stock units granted in 2024 compared to 2023; and (ii) an increase to the estimated payout of performance stock units granted in 2024 based on the Company's actual results, compared to a lower payout of performance stock units granted in 2023. The lower stock-based compensation at Four in 2024 compared to 2023, was a result of the Company determining in the second quarter of 2024 that performance stock units that had been granted to Four executives in 2021 and 2022 were no longer probable of being earned.
Advertising expense increased $2.9 million compared to 2023, primarily due to increased advertising in the Progressive Leasing segment associated with the expansion of our direct-to-consumer marketing efforts.
Professional services increased $5.4 million compared to 2023, primarily due to higher technology-related costs. Professional services in the prior year were also impacted by the benefit of $0.5 million of regulatory insurance recoveries that were received during the first quarter of 2023.
The provision for loan losses increased $15.2 million compared to 2023. The increase was primarily the result of a $14.0 million increase in the provision for loan losses for our Other operations, due to the continued growth of our Four business and our other strategic operations. The provision for loan losses at Vive also increased $1.2 million due to higher delinquencies compared to 2023.
Depreciation and amortization decreased $5.1 million compared to 2023, primarily due to a decrease of $5.7 million at Progressive Leasing and $0.1 million at Vive, partially offset by an increase of $0.7 million at Four and other strategic businesses. The decrease at Progressive Leasing was primarily attributable to a technology asset that was fully amortized during the second quarter of 2024, as well as assets that were impaired as part of the Company's restructuring activities during the first quarter of 2024. The increase at Four and other strategic businesses was due to an increase in depreciable assets as compared to 2023.
In 2024, restructuring expense included $7.8 million associated with the early termination of an independent sales agent agreement for Progressive Leasing, $2.0 million associated with the early termination of a third party vendor agreement within other strategic operations, $6.0 million of operating lease right-of-use asset and other fixed asset impairment charges related to the reduction of Progressive Leasing office space, and $6.8 million of employee severance for Progressive Leasing, Vive, and Other operations. In 2023, restructuring expense included $9.6 million associated with the early termination of certain independent sales agent agreements and $2.9 million of employee severance within Progressive Leasing.
Other Costs and Expenses
Depreciation of lease merchandise. Depreciation of lease merchandise increased by 2.8% during the year ended December 31, 2024 compared to 2023. The increase was primarily due to growth in the Company's lease portfolio, resulting from positive customer responses to our strategic initiatives and increasing demand for our lease-to-own offering. As a percentage of lease revenues and fees, depreciation of lease merchandise increased to 68.5% from 67.5% in the prior year period, primarily due to a normalized level of early buyouts during 2024 as compared to a lower level of early buyouts during 2023.
Provision for lease merchandise write-offs. The provision for lease merchandise write-offs increased by $23.1 million during the year ended December 31, 2024, as compared to 2023. The provision for lease merchandise write-offs as a percentage of lease revenues increased to 7.5% for the year ended December 31, 2024 from 6.7% for the prior year. The increase in the provision was a result of higher delinquencies and write-offs in 2024 compared to 2023. Given the significant economic uncertainty resulting from a higher cost of living, inflationary pressures, impact of tariffs, and increased interest rates for an extended period, and the potential effects of such developments on Progressive Leasing's POS partners, customers, and business going forward, a high level of estimation was involved in determining the allowance as of December 31, 2024. Actual lease merchandise write-offs could differ materially from the allowance for those write-offs.
Interest expense, net. Information about interest expense and interest income is as follows:

			Change
	Year Ended December 31,		2024 vs. 2023
(In Thousands)	2024	2023	$	%
Interest Expense, Net:
Interest Expense	$38,816	$38,694	$122	0.3%
Interest Income	(7,527)	(9,288)	1,761	19.0
Total Interest Expense, Net	$31,289	$29,406	$1,883	6.4%
Interest expense, net increased $1.9 million due to a decrease in interest income earned from a decrease in cash deposits during 2024 compared to 2023.
Earnings Before Income Tax (Benefit) Expense
Information about our earnings before income tax (benefit) expense by reportable segment is as follows:

			Change
	Year Ended December 31,		2024 vs. 2023
(In Thousands)	2024	2023	$	%
EARNINGS BEFORE INCOME TAX (BENEFIT) EXPENSE:
Progressive Leasing	$184,782	$216,271	$(31,489)	(14.6)%
Vive	(848)	4,545	(5,393)	nmf
Other	(20,326)	(24,595)	4,269	17.4
Earnings Before Income Tax (Benefit) Expense	$163,608	$196,221	$(32,613)	(16.6)%
nmf—Calculation is not meaningful
The loss before income tax (benefit) expense within Other primarily relates to losses from our other strategic operations. Factors impacting the change in earnings before income tax (benefit) expense for each reporting segment are discussed above.
Income Tax (Benefit) Expense
Income tax (benefit) expense was a benefit of $33.6 million for the year ended December 31, 2024 compared to an expense of $57.4 million in 2023. The effective tax rate was (20.6)% for the year ended December 31, 2024 compared to 29.2% in 2023. The income tax benefit and negative effective tax rate in 2024 was primarily due to a $51.4 million non-cash reversal of the uncertain tax position related to Progressive Leasing and a $27.6 million deferred tax benefit related to an election which resulted in the deemed liquidation of a wholly-owned partnership for tax purposes.

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
The decrease in Progressive Leasing revenues was primarily the result of having a smaller lease portfolio at the beginning of and throughout 2023, as compared to the same periods in 2022. The decrease was also a result of a decline in Progressive Leasing's GMV for the year ended 2023, as compared to 2022, resulting from decreased customer demand for many of the products offered by our POS partners and tightened lease decisioning beginning in mid-2022. The decline in revenues was partially offset by improved customer payment activity in 2023, as compared to 2022. Vive revenues declined due to a 19.4% decrease in GMV as compared to 2022, resulting in a smaller loan portfolio throughout 2023. The increase in Other revenue was primarily driven by a 67.2% increase in Four's GMV as compared to the same period in 2022.

Operating Expenses
Information about certain significant components of operating expenses is as follows:

			Change
	Year Ended December 31,		2023 vs. 2022
(In Thousands)	2023	2022	$	%
Personnel Costs[1]	$187,199	$194,195	$(6,996)	(3.6)%
Stock-Based Compensation	24,920	17,521	7,399	42.2
Occupancy Costs	5,429	6,466	(1,037)	(16.0)
Advertising	17,203	15,762	1,441	9.1
Professional Services	26,882	22,824	4,058	17.8
Sales Acquisition Expense[2]	28,205	28,828	(623)	(2.2)
Computer Software Expense[3]	26,673	27,629	(956)	(3.5)
Bank Service Charges	11,246	12,491	(1,245)	(10.0)
Other Sales, General and Administrative Expense	38,005	40,574	(2,569)	(6.3)
Sales, General and Administrative Expense	365,762	366,290	(528)	(0.1)
Provision for Loan Losses	40,757	41,232	(475)	(1.2)
Depreciation and Amortization	32,032	33,851	(1,819)	(5.4)
Restructuring Expense	12,533	9,001	3,532	39.2
Operating Expenses	$451,084	$450,374	$710	0.2%
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
Stock-based compensation increased $7.4 million compared to 2022, consisting of increases of $4.7 million at Progressive Leasing, $1.9 million at Four and other strategic businesses, and $0.8 million at Vive. The lower stock-based compensation in 2022 was the result of: (i) the Company determining in the second quarter of 2022 that performance stock units that had been granted to Four executives were no longer probable of being earned resulting in lower expense in 2022 compared to 2023; (ii) no stock-based compensation expense being recognized for Progressive Leasing performance stock units granted in 2022 as the performance metrics related to those performance stock units were not met; and (iii) other stock-based forfeitures in 2022 related to the Progressive Leasing restructuring program. During 2023, the estimated payout of performance stock units granted in 2023 exceeded target based on the Company's actual results, further increasing the stock-based compensation expense during 2023 versus 2022.
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
Interest Expense, Net
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
Income Tax Expense
Income tax expense increased to $57.4 million for the year ended December 31, 2023 compared to $49.5 million in 2022 primarily due to higher earnings before income tax expense in 2023 as compared to prior year. The effective tax rate was 29.2% for the year ended December 31, 2023 compared to 33.4% in 2022. The decrease in the effective tax rate was primarily driven by the non-deductible goodwill impairment loss for Four of $10.2 million that occurred in 2022, and the increase in the valuation allowance related to certain deferred tax assets that occurred in 2022.

Overview of Financial Position
The major changes in the consolidated balance sheet from December 31, 2023 to December 31, 2024 include:
•Cash and cash equivalents decreased $59.7 million to $95.7 million for the year ended December 31, 2024. For additional information, refer to the "Liquidity and Capital Resources" section below.
•Lease merchandise, net, increased $46.8 million due primarily to a 7.3% increase in Progressive Leasing's GMV in 2024 as compared to 2023.
•Loans receivable, net of allowances and unamortized fees, increased $20.2 million due primarily to growth in the loan portfolio of Four compared to December 31, 2023. Four's GMV increased 198.3% in 2024 as compared to 2023.
•Income tax receivable decreased $22.3 million primarily due to a net decrease in tax payments made during the year ended December 31, 2024.
•Prepaid expenses and other assets increased $27.5 million due primarily to upfront vendor incentives paid to certain Progressive Leasing POS partners in 2024.
•Accounts payable and accrued expenses decreased $58.2 million due primarily to the reversal of the uncertain tax position, including interest, related to Progressive Leasing's $175.0 million settlement with the FTC in 2020.
•Debt, net increased $51.3 million due to a $50.0 million draw on our Revolving Facility in December 2024, and the amortization of deferred financing costs. The $50.0 million draw was subsequently repaid in January 2025.
•Deferred tax assets increased $23.5 million and deferred tax liabilities decreased $30.5 million, due primarily to an election which resulted in the deemed liquidation of a wholly-owned partnership for tax purposes.

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
Our capital requirements have been financed through:
•cash flows from operations;
•private debt offerings;
•bank debt; and
•stock offerings.
As of December 31, 2024, the Company had $95.7 million of cash, $300.0 million of availability under the Revolving Facility, and $650.0 million of gross indebtedness.
Cash Provided by Operating Activities
Cash provided by operating activities was $138.5 million and $204.2 million during the years ended December 31, 2024 and 2023, respectively. The $65.7 million decrease in operating cash flows was primarily driven by a $129.3 million increase in cash used for purchases of lease merchandise as a result of higher GMV at Progressive Leasing, an increase in the balance of accounts receivable due to timing of payments received from customers, and an increase in payments made on accounts payable and accrued expenses compared to December 31, 2023. These decreases in cash provided by operating activities were offset primarily by a decrease in cash paid for taxes of $50.6 million when compared to the prior year.
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
Cash Used in Investing Activities
Cash used in investing activities was $79.2 million and $38.8 million during the years ended December 31, 2024 and 2023, respectively. The $40.4 million increase in investing cash outflows was primarily the result of a $244.8 million increase in cash outflows for investments in loans receivable, partially offset by a $203.4 million increase in proceeds from loans receivable. These increases are primarily the result of growth of loan activity at Four.
Cash used in investing activities was $38.8 million and $53.5 million during the years ended December 31, 2023 and 2022, respectively. The $14.7 million decrease in investing cash outflows was primarily the result of a $25.3 million increase in proceeds from loans receivable, partially offset by a $11.1 million increase in cash outflows for investments in loans receivable.
Cash Used In Financing Activities
Cash used in financing activities was $119.1 million during the year ended December 31, 2024 compared to $141.9 million during the year ended December 31, 2023, a decrease of $22.8 million. The decrease in cash used in financing activities was primarily the result of a $50.0 million draw on our revolving credit facility. This decrease in cash used was partially offset by a $20.4 million increase in cash paid for dividends, as the Company began paying dividends during 2024.
Cash used in financing activities was $141.9 million during the year ended December 31, 2023 compared to $227.2 million during the year ended December 31, 2022, a decrease of $85.3 million. Cash used in financing activities in 2023 was primarily for the Company's repurchase of $139.6 million of its common stock, compared to $223.6 million of share repurchases in 2022. The Company also used cash for an immaterial amount of debt issuance costs in 2023 compared to $1.6 million in 2022.
Share Repurchases
We purchase our stock in the market from time to time as authorized by our Board of Directors. Effective November 3, 2021, the Company announced that its Board of Directors had authorized a share repurchase program that provided the Company with the ability to repurchase shares up to a maximum amount of $1 billion. On February 21, 2024, the Company's Board of Directors reauthorized the repurchase of Company common stock at an aggregate purchase price of up to $500 million under the Company's existing share repurchase program, with such reauthorized share repurchase program to be extended for a period of three years from February 21, 2024, or until the $500 million aggregate purchase price of Company common stock purchased pursuant to the reauthorized share repurchase program has been met, whichever occurs first. As of December 31, 2024, we had the authority to purchase additional shares up to our remaining authorization limit of $361.3 million.
The Company purchased 3,480,871 shares of its common stock for $138.7 million during the year ended December 31, 2024, 4,691,274 shares for $139.6 million during the year ended December 31, 2023, and 8,720,223 shares for $223.6 million during the year ended December 31, 2022. These amounts do not include any excise tax that may be assessed on those repurchases.
Dividends
We declared and paid a dividend of $0.12 per share in each quarter of 2024, which resulted in aggregate dividend payments of $20.4 million. We paid no dividends during 2023 and 2022. While we expect to continue paying quarterly cash dividends in future periods, the future payment of dividends, if permitted, will be at the sole discretion of our Board of Directors and will depend on our capital allocation strategy at that time as well as other factors, including our earnings, financial condition, and other considerations that our Board of Directors deems relevant.
Debt Financing
On November 24, 2020, the Company entered into a credit agreement with a consortium of lenders providing for a $350 million senior revolving credit facility (the "Revolving Facility"). On November 15, 2024, the Company entered into an amendment to the Revolving Facility, the primary purpose of which was to extend the maturity date of the Revolving Facility from November 24, 2025 to November 15, 2029.
The Revolving Facility includes an uncommitted incremental facility increase option ("Incremental Facilities") which, subject to certain terms and conditions, permits the Company at any time prior to the maturity date to request an increase in extensions of credit available thereunder by an aggregate additional principal amount of up to $300 million. As of December 31, 2024, the Company had $50.0 million outstanding and $300 million remaining available for borrowings on the Revolving Facility. The Company repaid the $50.0 million Revolving Facility borrowing in January 2025.
The Revolving Facility is fully secured and contains certain financial covenants, which include requirements that the Company maintain ratios of (i) total net debt to EBITDA of no more than 2.50:1.00 and (ii) consolidated interest coverage of no less than 3.00:1.00. The Company will be in default under the Revolving Facility if it fails to comply with these covenants, and all borrowings outstanding may become due immediately. As of December 31, 2024, the Company was in compliance with the financial covenants set forth in the Revolving Facility and believes it will continue to be in compliance in the future.
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
The indenture discussed above contains various other covenants and obligations to which the Company and its subsidiaries are subject while the Senior Notes are outstanding. The covenants in the indenture may limit the extent to which, or the ability of the Company and its subsidiaries to, among other things: (i) incur additional debt and guarantee debt; (ii) pay dividends or make other distributions or repurchase or redeem capital stock; (iii) prepay, redeem or repurchase certain debt; (iv) issue certain preferred stock or similar equity securities; (v) make loans and investments; (vi) sell assets; (vii) incur liens; (viii) enter into transactions with affiliates; (ix) enter into agreements restricting the ability of the Company's subsidiaries to pay dividends; and (x) consolidate, merge or sell all or substantially all of the Company's assets. The indenture also contains customary events of default for transactions of this type and amount. The Company was in compliance with these covenants at December 31, 2024 and believes that it will continue to be in compliance in the future.

Commitments
Income Taxes. During the year ended December 31, 2024, we made net income tax payments of $49.8 million. During the year ended December 31, 2025 we anticipate making estimated cash payments of $67.0 million for United States federal and state income taxes.
Leases. We lease management and information technology space for corporate functions under operating leases expiring at various times through 2028. Our corporate and segment management office leases contain renewal options for additional periods ranging from three to five years. Approximate future minimum payments for operating leases that have initial or remaining non-cancelable terms in excess of one year as of December 31, 2024 are disclosed in Note 6 in the accompanying consolidated financial statements.
Contractual Obligations and Commitments. Future interest payments on the Company's variable-rate debt are based on a rate per annum equal to, at our option, (i) the Secured Overnight Financing Rate ("SOFR") plus a margin within the range of 1.5% to 2.5% for revolving loans, based on total leverage, or (ii) the administrative agent's base rate plus a margin ranging from 0.5% to 1.5%, as specified in the agreement. Future interest payments related to our Revolving Facility are based on the borrowings outstanding at that time. Future interest payments may be different depending on future borrowing activity and interest rates. The Company had $50.0 million of outstanding borrowings under the Revolving Facility as of December 31, 2024.
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
Deferred income tax liabilities as of December 31, 2024 were approximately $74.3 million. Deferred income tax liabilities are calculated based on temporary differences between the tax basis of assets and liabilities and their respective book basis, which will result in taxable amounts in future years when the liabilities are settled at their reported financial statement amounts. The results of these calculations do not have a direct connection with the amount of cash taxes to be paid in any future periods. As a result, scheduling deferred income tax liabilities as payments due by period may be misleading, because this scheduling would not necessarily relate to liquidity needs.
Unfunded Lending Commitments. The Company, through its Vive business, had unconditionally cancellable unfunded lending commitments totaling approximately $461.1 million and $523.9 million as of December 31, 2024 and 2023, respectively, that do not give rise to revenues and cash flows. These unfunded commitments arise in the ordinary course of business from credit card agreements with individual cardholders that give them the ability to borrow, against unused amounts, up to the maximum credit limit assigned to their account. While these unfunded amounts represented the total available unused lines of credit, the Company does not anticipate that all cardholders will utilize their entire available line at any given point in time. Commitments to extend unsecured credit are agreements to lend to a cardholder so long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

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
At December 31, 2024 and 2023, we had deferred revenue representing cash collected in advance of being due or earned totaling $40.9 million and $35.7 million, respectively, and accounts receivable, net of an allowance for doubtful accounts based on historical collection rates, of $80.2 million and $67.9 million, respectively. Our accounts receivable allowance is estimated using historical write-off and collection experience. Other qualitative factors, such as current and forecasted customer payment trends, are considered in estimating the allowance. For customer agreements that are past due, the Company's policy is to write off lease receivables after 120 days. The provision for uncollectible renewal payments is recorded as a reduction of lease revenues and fees in accordance with ASC 842.
Vive recognizes interest income based upon the amount of the loans outstanding, which is recognized as interest and fees on loans receivable in the billing period in which they are assessed if collectability is reasonably assured. Vive acquires loans receivable from its third-party bank partners at a discount from the face value of the loan. The discount is comprised mainly of a merchant fee discount, which represents a pre-negotiated, nonrefundable discount that generally ranges from 3.0% to 30.0% of the loan face value. The discount is designed to cover the risk of loss related to the portfolio of cardholder charges and Vive's direct origination costs. The merchant fee discount, net of the origination costs, is amortized on a net basis and is recorded as interest and fee revenue on loans receivable on a straight-line basis over the initial 24-month period that the card is active.
Lease Merchandise
The Company's Progressive Leasing segment, at which all merchandise is on lease, depreciates merchandise on a straight-line basis to a 0% salvage value generally over 12 months. We record a provision for lease merchandise write-offs using the allowance method. The allowance for lease merchandise write-offs estimates the merchandise losses incurred but not yet identified by management as of the end of the accounting period. The Company estimates its allowance for lease merchandise write-offs using historical write-off experience. Other qualitative factors, such as current and forecasted customer payment trends, are considered in estimating the allowance. For customer agreements that are past due, the Company's policy is to write off lease merchandise after 120 days. As of December 31, 2024 and 2023, the allowance for lease merchandise write-offs was $51.9 million and $44.2 million, respectively. The provision for lease merchandise write-offs was $178.3 million and $155.3 million for the years ended December 31, 2024 and 2023, respectively.
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
The Company may also consider other qualitative factors in estimating the allowance, as necessary. For the purposes of determining the allowance as of December 31, 2024, management considered qualitative factors such as the macroeconomic conditions associated with the impacts of stabilizing inflation and unemployment rates. The allowance for loan losses is maintained at a level considered appropriate to cover expected lifetime losses of principal, interest and fees on active loans in the loans receivable portfolio, and the appropriateness of the allowance is evaluated at each period end.
Vive's delinquent loans receivable are those that are 30 days or more past due based on their contractual billing dates. Vive's loans receivable are placed on nonaccrual status when they are greater than 90 days past due or upon notification of cardholder bankruptcy, death or fraud. Vive discontinues recognizing interest and fee revenue and amortizing merchant fee discounts and promotional fee discounts for loans receivable in nonaccrual status. Loans receivable are removed from nonaccrual status when the loan becomes 90 days or less past due and collection of the remaining amounts outstanding is deemed probable. Payments received on nonaccrual loans are allocated according to the same payment hierarchy methodology applied to loans that are accruing interest. Loans receivable are charged off at the end of the following month after the billing cycle in which the loans receivable become 120 days past due.
Four extends or declines credit on an individual transaction basis using its proprietary decisioning platform, without using customer credit ratings. Four's credit risk exposure is limited by smaller transaction values and a short loan duration.
The provision for loan losses was $56.0 million and $40.8 million for the years ended December 31, 2024 and 2023, respectively. The allowance for loan losses was $47.8 million and $40.6 million as of December 31, 2024 and 2023, respectively.
Recent Accounting Pronouncements
Refer to Note 1 to the Company's consolidated financial statements for a discussion of recently issued accounting pronouncements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As of December 31, 2024, we had $50.0 million of outstanding borrowings under our senior secured Revolving Facility. Borrowings under the Revolving Facility are indexed to SOFR or the prime rate, which exposes us to the risk of increased interest costs if interest rates rise. Based on the Company's variable-rate debt outstanding as of December 31, 2024, a hypothetical 1.0% increase or decrease in interest rates would increase or decrease interest expense and cash flows by approximately $0.5 million annually.
Interest rate risk amounts were determined by considering the impact of hypothetical interest rates on our Revolving Facility. These analyses do not consider the effect of any change in overall economic activity that could occur. Further, in the event of a change of that magnitude, we may take action to further mitigate our exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the analysis assumes no changes in our financial structure.
We do not use any significant market risk sensitive instruments to hedge commodity, foreign currency or other risks, and hold no market risk sensitive instruments for trading or speculative purposes.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of PROG Holdings, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of PROG Holdings, Inc. (the Company) as of December 31, 2024 and 2023, the related consolidated statements of earnings, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 19, 2025 expressed an unqualified opinion thereon.
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
As of December 31, 2024, the allowance for loan losses (ALL) was $47.8 million. As discussed in Note 1 and Note 5 to the consolidated financial statements, management records the ALL to estimate probable lifetime losses that are expected in the loan portfolio. In determining the estimate, management utilizes quantitative factors such as actual historical loss experience and incorporates observable and forecasted macroeconomic data such as projected changes in unemployment rates, stock market volatility, United States treasury rates, inflation, and prime lending rates over a reasonable and supportable forecast period. The Company also considers, as necessary, qualitative factors such as the macroeconomic conditions associated with the impacts of stabilizing inflation, and unemployment rates. The Company applies judgment, including the determination of the expected life of the loan receivable, as it determines necessary to make its best estimate of probable expected lifetime losses in the portfolio.
Auditing management's ALL estimate involved a high degree of complexity in evaluating the quantitative calculation of expected losses in the loan portfolio and subjectivity in evaluating management's qualitative factors. Management's assessment and measurement of the qualitative factors is judgmental.

How We Addressed the Matter in Our Audit
We focused our testing on the Vive segment due to the more subjective nature of the portfolio and because it comprised the majority of the Company's ALL balance as of December 31, 2024. We obtained an understanding, evaluated the design and tested the operating effectiveness of controls for management's process of the measurement and valuation of the ALL. For example, we tested controls over management's review of the ALL calculations, methodology and significant assumptions, including qualitative adjustments.
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
February 19, 2025

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of PROG Holdings, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited PROG Holdings, Inc.'s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, PROG Holdings, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of earnings, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and our report dated February 19, 2025 expressed an unqualified opinion thereon.
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
February 19, 2025

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
The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2024. In making this assessment, the Company's management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) in Internal Control-Integrated Framework. Based on its assessment using those criteria, management concluded that, as of December 31, 2024, the Company's internal control over financial reporting was effective.
The Company's internal control over financial reporting as of December 31, 2024 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its report dated February 19, 2025, which expresses an unqualified opinion on the effectiveness of the Company's internal control over financial reporting as of December 31, 2024.

PROG HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2024	2023
	(In Thousands, Except Share Data)
ASSETS:
Cash and Cash Equivalents	$95,655	$155,416
Accounts Receivable (net of allowances of $71,607 in 2024 and $64,180 in 2023)	80,225	67,879
Lease Merchandise (net of accumulated depreciation and allowances of $440,831 in 2024 and $423,466 in 2023)	680,242	633,427
Loans Receivable (net of allowances and unamortized fees of $57,342 in 2024 and $50,022 in 2023)	146,985	126,823
Property and Equipment, Net	21,443	24,104
Operating Lease Right-of-Use Assets	4,035	9,271
Goodwill	296,061	296,061
Other Intangibles, Net	73,775	91,664
Income Tax Receivable	10,644	32,918
Deferred Income Tax Assets	26,472	2,981
Prepaid Expenses and Other Assets	78,230	50,711
Total Assets	$1,513,767	$1,491,255
LIABILITIES & SHAREHOLDERS' EQUITY:
Accounts Payable and Accrued Expenses	$93,190	$151,259
Deferred Income Tax Liabilities	74,320	104,838
Customer Deposits and Advance Payments	40,917	35,713
Operating Lease Liabilities	11,496	15,849
Debt, Net	643,563	592,265
Total Liabilities	863,486	899,924
Commitments and Contingencies (Note 9)
Shareholders' Equity:
Common Stock, Par Value $0.50 Per Share: Authorized: 225,000,000 Shares at December 31, 2024 and 2023; Shares Issued: 82,078,654 at December 31, 2024 and 2023	41,039	41,039
Additional Paid-in Capital	358,538	352,421
Retained Earnings	1,469,450	1,293,073
	1,869,027	1,686,533
Less: Treasury Shares at Cost
Common Stock: 41,262,901 Shares at December 31, 2024 and 38,404,527 at December 31, 2023	(1,218,746)	(1,095,202)
Total Shareholders' Equity	650,281	591,331
Total Liabilities & Shareholders' Equity	$1,513,767	$1,491,255
The accompanying notes are an integral part of the Consolidated Financial Statements.

PROG HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF EARNINGS

	Year Ended December 31,
	2024	2023	2022
	(In Thousands, Except Per Share Data)
REVENUES:
Lease Revenues and Fees	$2,366,489	$2,333,588	$2,523,785
Interest and Fees on Loans Receivable	97,007	74,676	74,041
	2,463,496	2,408,264	2,597,826
COSTS AND EXPENSES:
Depreciation of Lease Merchandise	1,621,101	1,576,303	1,757,730
Provision for Lease Merchandise Write-offs	178,338	155,250	193,926
Operating Expenses	469,160	451,084	450,374
Impairment of Goodwill	—	—	10,151
	2,268,599	2,182,637	2,412,181
OPERATING PROFIT	194,897	225,627	185,645
Interest Expense, Net	(31,289)	(29,406)	(37,401)
EARNINGS BEFORE INCOME TAX (BENEFIT) EXPENSE	163,608	196,221	148,244
INCOME TAX (BENEFIT) EXPENSE	(33,641)	57,383	49,535
NET EARNINGS	$197,249	$138,838	$98,709
EARNINGS PER SHARE
Basic	$4.63	$3.02	$1.90
Assuming Dilution	$4.53	$2.98	$1.90

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	42,584	46,034	51,921
Assuming Dilution	43,549	46,550	52,075
The accompanying notes are an integral part of the Consolidated Financial Statements.

PROG HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Treasury Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Total Shareholders' Equity
(In Thousands, Except Per Share)	Shares	Amount	Shares	Amount
Balance, January 1, 2022	(25,638)	$(749,401)	82,079	$41,039	$332,244	$1,055,526	$679,408
Stock-Based Compensation	—	—	—	—	17,694	—	17,694
Reissued Shares	314	9,372	—	—	(11,124)	—	(1,752)
Repurchased Shares	(8,720)	(223,598)	—	—	—	—	(223,598)
Net Earnings	—	—	—	—	—	98,709	98,709
Balance, December 31, 2022	(34,044)	$(963,627)	82,079	$41,039	$338,814	$1,154,235	$570,461
Stock-Based Compensation	—	—	—	—	25,152	—	25,152
Reissued Shares	330	9,280	—	—	(11,545)	—	(2,265)
Repurchased Shares	(4,691)	(140,855)	—	—	—	—	(140,855)
Net Earnings	—	—	—	—	—	138,838	138,838
Balance, December 31, 2023	(38,405)	$(1,095,202)	82,079	$41,039	$352,421	$1,293,073	$591,331
Cash Dividends, $0.48 per share	—	—	—	—	—	(20,872)	(20,872)
Stock-Based Compensation	—	—	—	—	29,597	—	29,597
Reissued Shares	623	16,183	—	—	(23,480)	—	(7,297)
Repurchased Shares	(3,481)	(139,727)	—	—	—	—	(139,727)
Net Earnings	—	—	—	—	—	197,249	197,249
Balance, December 31, 2024	(41,263)	$(1,218,746)	82,079	$41,039	$358,538	$1,469,450	$650,281
The accompanying notes are an integral part of the Consolidated Financial Statements.

PROG HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(In Thousands)	2024	2023	2022
OPERATING ACTIVITIES:
Net Earnings	$197,249	$138,838	$98,709
Adjustments to Reconcile Net Earnings to Cash Provided by Operating Activities:
Depreciation of Lease Merchandise	1,621,101	1,576,303	1,757,730
Other Depreciation and Amortization	26,977	32,032	33,851
Provisions for Accounts Receivable and Loan Losses	386,558	345,383	417,496
Stock-Based Compensation	29,179	24,920	17,521
Deferred Income Taxes	(56,030)	(32,449)	(9,199)
Impairment of Goodwill and Other Assets	6,018	—	10,151
Income Tax Benefit from Reversal of Uncertain Tax Position	(51,443)	—	—
Non-Cash Lease Expense	(3,632)	(2,669)	(1,674)
Other Changes, Net	(2,640)	(5,992)	(7,164)
Changes in Operating Assets and Liabilities:
Additions to Lease Merchandise	(1,850,425)	(1,721,117)	(1,889,207)
Book Value of Lease Merchandise Sold or Disposed	182,509	159,430	197,489
Accounts Receivable	(342,954)	(307,984)	(374,515)
Prepaid Expenses and Other Assets	(25,394)	(2,110)	68
Income Tax Receivable and Payable	24,743	(14,188)	(6,007)
Operating Lease Right-of-Use Assets and Liabilities	—	—	2,999
Accounts Payable and Accrued Expenses	(8,495)	15,200	2,227
Customer Deposits and Advance Payments	5,204	(1,361)	(7,996)
Cash Provided by Operating Activities	138,525	204,236	242,479
INVESTING ACTIVITIES:
Investments in Loans Receivable	(459,463)	(214,686)	(203,600)
Proceeds from Loans Receivable	388,437	185,056	159,707
Outflows on Purchases of Property and Equipment	(8,316)	(9,616)	(9,674)
Proceeds from Sale of Property and Equipment	131	48	27
Other Proceeds	41	365	6
Cash Used in Investing Activities	(79,170)	(38,833)	(53,534)
FINANCING ACTIVITIES:
Borrowings on Revolving Facility	50,000	—	—
Acquisition of Treasury Stock	(138,651)	(139,573)	(223,598)
Tender Offer Stock Repurchased and Retired	—	—	(274)
Dividends Paid	(20,393)	—	—
Issuance of Stock Under Stock Option and Employee Purchase Plans	2,364	1,357	1,150
Cash Paid for Shares Withheld for Employee Taxes	(9,660)	(3,622)	(2,902)
Debt Issuance Costs	(2,776)	(29)	(1,600)
Cash Used In Financing Activities	(119,116)	(141,867)	(227,224)
(Decrease) Increase in Cash and Cash Equivalents	(59,761)	23,536	(38,279)
Cash and Cash Equivalents at Beginning of Year	155,416	131,880	170,159
Cash and Cash Equivalents at End of Year	$95,655	$155,416	$131,880
Net Cash Paid During the Year:
Interest	$37,033	$36,991	$35,712
Income Taxes	$49,840	$100,433	$62,172
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
PROG Holdings' ecosystem of financial technology offerings also includes Four Technologies, Inc. ("Four"), a Buy Now, Pay Later ("BNPL") company that allows shoppers to pay for merchandise through four interest-free installments. Shoppers use Four to purchase furniture, clothing, electronics, health and beauty products, footwear, jewelry, and other consumer goods from retailers across the United States. Four is not a reportable segment for the years ended December 31, 2024, 2023 and 2022 as its financial results are not significant to the Company's consolidated financial results.
Basis of Presentation
The preparation of the Company's consolidated financial statements in conformity with accounting principles generally accepted in the United States ("U.S. GAAP") requires management to make estimates and assumptions that affect the amounts reported in these consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Management does not believe these estimates or assumptions will change significantly in the future absent unidentified and unforeseen events, such as the possible direct or indirect impacts associated with elevated inflation, increasing unemployment rates, and/or the impact of tariffs.
Principles of Consolidation
The consolidated financial statements include the accounts of PROG Holdings, Inc. and its subsidiaries, each of which is wholly-owned. Intercompany balances and transactions between consolidated entities have been eliminated.
Revenue Recognition
Lease Revenues and Fees
Progressive Leasing provides merchandise, consisting primarily of furniture, appliances, electronics, mobile phones and accessories, jewelry, mattresses, automobile electronics and accessories, and a variety of other products, to its customers for lease under terms agreed to by the customer. Progressive Leasing offers customers of traditional and e-commerce retailers a lease-purchase solution through leases with payment terms that can generally be renewed up to 12 months. Progressive Leasing does not require deposits upon inception of customer agreements. The customer has the right to acquire ownership either through early buyout options or through payment of all required lease payments. The agreements are cancellable at any time by either party without penalty.
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

PROG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
The merchant fee discount represents a pre-negotiated, nonrefundable discount that generally ranges from 3% to 30% of the loan face value. The discount is designed to cover the risk of loss related to the portfolio of cardholder charges and Vive's direct origination costs. The merchant fee discount and origination costs are presented net in the consolidated balance sheets in loans receivable. Cardholders generally have an initial 24-month period that the card is active. The merchant fee discount, net of the origination costs, is amortized on a net basis and is recorded as interest and fees on loans receivable in the consolidated statements of earnings on a straight-line basis over the initial 24-month period. If the loan receivable is paid off or charged off during the 24-month period, the remaining net merchant fee discount is recognized as interest and fees on loans receivable at that time.
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
The customer is typically required to make monthly minimum payments of at least 3.5% of the outstanding loan balance, which includes outstanding interest. Fixed and variable interest rates, typically 27% to 35.99%, are compounded daily for cards that do not qualify for deferred or reduced interest promotional periods. Interest income, which is recognized based upon the amount of the loans outstanding, is recognized as interest and fees on loans receivable when earned if collectability is reasonably assured. For credit cards that provide deferred interest, if the balance is not paid off during the promotional period or if the cardholder defaults, interest is billed to the customers at standard rates and the cumulative amount owed is charged to the cardholder account in the month that the promotional period expires. The Company recognizes interest revenue during the promotional period based on its historical experience related to cardholders that fail to pay off balances during the promotional period if collectability is reasonably assured.
Annual fees are charged to cardholders at the commencement of the loan and on each subsequent anniversary date. Annual fees are deferred and recognized into revenue on a straight-line basis over a one-year period. Under the provisions of the credit card agreements, Vive also may assess fees for missed or late payments, which are recognized as revenue in the billing period in which they are assessed if collectability is reasonably assured. Annual fees and other fees are recognized as interest and fees on loans receivable in the consolidated statements of earnings.
Lease Merchandise
Progressive Leasing's merchandise consists primarily of furniture, appliances, electronics, mobile phones and accessories, jewelry, mattresses, automobile electronics and accessories, and a variety of other products, and is recorded at the lower of depreciated cost or net realizable value. Progressive Leasing depreciates lease merchandise to a 0% salvage value generally over 12 months. Depreciation is accelerated upon early buyout. All of Progressive Leasing's merchandise, net of accumulated depreciation and allowances, represents on-lease merchandise.

PROG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company records a provision for write-offs using the allowance method. The allowance method for lease merchandise write-offs estimates the merchandise losses incurred but not yet identified by management as of the end of the accounting period based on historical write-off experience. Other qualitative factors, such as current and forecasted customer payment trends, are considered in estimating the allowance. Given the significant uncertainty regarding the impacts of inflation, tariffs, elevated interest rates, and/or unemployment rates on our business, a high level of estimation was involved in determining the allowance as of December 31, 2024. Actual lease merchandise write-offs may differ materially from the allowance as of December 31, 2024. For customer lease agreements that are past due, the Company's policy is to write off lease merchandise after 120 days.
The following table shows the components of the allowance for lease merchandise write-offs, which is included within lease merchandise, net in the consolidated balance sheets:

	Year Ended December 31,
(In Thousands)	2024	2023	2022
Beginning Balance	$44,180	$47,118	$54,367
Net Book Value of Merchandise Written off	(178,778)	(165,153)	(210,160)
Recoveries	8,134	6,965	8,985
Provision for Write-offs	178,338	155,250	193,926
Ending Balance	$51,874	$44,180	$47,118
Vendor Incentives and Rebates Provided to POS Partners
Progressive Leasing has agreements with some of its POS partners that require additional consideration to be paid to the POS partner, including payments for exclusivity, rebates based on lease volume originations generated through the POS partners, and payments to the POS partners for marketing or other development initiatives to promote additional lease originations through these POS partners. Payments made to POS partners as consideration for them providing exclusivity to Progressive Leasing for lease-to-own transactions with customers of the POS partner are expensed on a straight-line basis over the exclusivity term. Rebates are accrued over the period the POS partner is earning the rebate, which is typically based on quarterly or annual lease origination volumes. Payments made to POS partners for marketing or development initiatives are expensed on a straight-line basis over the period the POS partner is earning the funds or the specified marketing term. Progressive Leasing expensed $34.4 million, $28.5 million, and $27.7 million for such additional consideration to POS partners, for the years ended December 31, 2024, 2023 and 2022, respectively. Expenses related to additional consideration provided to POS partners are classified within operating expenses in the consolidated statements of earnings.
Advertising
The Company expenses advertising costs as incurred. Total advertising costs amounted to $20.1 million, $17.2 million and $15.8 million for the years ended December 31, 2024, 2023 and 2022, respectively, and are classified within operating expenses in the consolidated statements of earnings.
Stock-Based Compensation
The Company has stock-based employee compensation plans, which are more fully described in Note 12 to these consolidated financial statements. The fair value of each share of restricted stock units ("RSUs"), restricted stock awards ("RSAs") and performance share units ("PSUs") awarded is equal to the market value of a share of the Company's common stock on the grant date. The Company uses a Monte Carlo simulation model to estimate the grant date fair value of PSUs that will be earned based on the relative performance of the Company's total shareholder return ("TSR") compared to the TSR of the S&P 600 Small Cap Index. The Company estimates the fair value for the options granted on the grant date using a Black-Scholes-Merton option-pricing model. The Company estimates the fair value of awards issued under the Company's employee stock purchase plan ("ESPP") using a series of Black-Scholes pricing models that consider the components of the "lookback" feature of the plan, including the underlying stock, call option and put option. The design of awards issued under the Company's ESPP is described in more detail in Note 12 to these consolidated financial statements.
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

	Year Ended December 31,
(Shares In Thousands)	2024	2023	2022
Weighted Average Shares Outstanding	42,584	46,034	51,921
Dilutive Effect of Share-Based Awards	965	516	154
Weighted Average Shares Outstanding Assuming Dilution	43,549	46,550	52,075
Approximately 440,000, 833,000 and 1,410,000 weighted-average share-based awards were excluded from the computation of earnings per share assuming dilution during the years ended December 31, 2024, 2023 and 2022, respectively, as the awards would have been antidilutive for the periods presented.
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
Accounts Receivable
Accounts receivable consist primarily of receivables due from customers of Progressive Leasing and amounted to $80.2 million and $67.9 million, net of allowances, as of December 31, 2024 and 2023, respectively.
The Company maintains an accounts receivable allowance, which primarily relates to its Progressive Leasing operations. The Company's policy is to record an allowance for uncollectible renewal payments based on historical collection experience. Other qualitative factors, such as current and forecasted business trends, are considered in estimating the allowance. Given the significant uncertainty regarding the impacts of inflation, elevated interest rates, and/or unemployment rates on our business, a high level of estimation was involved in determining the allowance as of December 31, 2024. Therefore, actual future accounts receivable write-offs may differ materially from the allowance. The provision for uncollectible renewal payments is recorded as a reduction of lease revenues and fees within the consolidated statements of earnings. For customer lease agreements that are past due, the Company's policy is to write off lease receivables after 120 days.
The following table shows the components of the accounts receivable allowance:

	Year Ended December 31,
(In Thousands)	2024	2023	2022
Beginning Balance	$64,180	$69,264	$71,233
Net Book Value of Accounts Written Off	(360,790)	(348,729)	(415,344)
Recoveries	37,609	39,019	37,111
Accounts Receivable Provision	330,608	304,626	376,264
Ending Balance	$71,607	$64,180	$69,264

PROG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Loans Receivable, Net
Gross loans receivable primarily represents the principal balances of credit card charges at Vive's participating merchants that remain due from cardholders, plus unpaid interest and fees due from cardholders. The allowance and unamortized fees represent uncollectible amounts; merchant fee discounts, net of capitalized origination costs; promotional fee discounts; and deferred annual card fees. Loans receivable, net, also includes $34.9 million and $13.9 million of outstanding receivables from customers of Four as of December 31, 2024 and 2023, respectively.
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
Expected lifetime losses on loans receivable are recognized upon loan acquisition, which requires the Company to make its best estimate of probable lifetime losses at the time of acquisition. Vive's credit card loans do not have contractually stated maturity dates, which requires the Company to estimate an average life of loan by analyzing historical payment trends to determine an expected remaining life of the loan balance. Vive segments its loans receivable portfolio into homogenous pools by Fair Isaac and Company ("FICO") score and by delinquency status and evaluates loans receivable collectively for impairment when similar risk characteristics exist.
The Company calculates Vive's allowance for loan losses based on internal historical loss information and incorporates observable and forecasted macroeconomic data over a six-month reasonable and supportable forecast period. Incorporating macroeconomic data could have a material impact on the measurement of the allowance to the extent that forecasted data changes significantly, such as higher forecasted inflation, and unemployment rates. Subsequent to the six-month reasonable and supportable forecast period described above, the Company reverts to using historical loss information on a straight-line basis over a three-month period. For the remaining life of the portfolio, the Company utilizes historical loss information. The Company may also consider other qualitative factors in estimating the allowance, as necessary. For the purposes of determining the allowance as of December 31, 2024, management considered qualitative factors such as macroeconomic conditions associated with the impacts from stabilizing inflation and unemployment rates. The allowance for loan losses is maintained at a level considered appropriate to cover expected future losses of principal, interest and fees on active loans in the loans receivable portfolio. The appropriateness of the allowance is evaluated at each period end. To the extent that actual results differ from estimates of uncollectible loans receivable, the Company's results of operations and liquidity may be materially affected.
Vive's delinquent loans receivable includes those that are 30 days or more past due based on their contractual billing dates. Vive's loans receivable are placed on nonaccrual status when they are greater than 90 days past due or upon notification of cardholder bankruptcy, death or fraud. Vive discontinues recognizing interest and fee revenue and amortizing merchant fee discounts and promotional fee discounts for Vive's loans receivable in nonaccrual status. Loans receivable are removed from nonaccrual status when the loan becomes 90 days or less past due and collection of the remaining amounts outstanding is deemed probable. Payments received on nonaccrual loans are allocated according to the same payment hierarchy methodology applied to loans that are accruing interest. Loans receivable are charged off no later than the end of the following month after the billing cycle in which the loans receivable become 120 days past due.
Vive extends or declines credit to an applicant through its bank partners based upon the applicant's credit rating and other factors. Four extends or declines credit on an individual transaction basis using its proprietary decisioning platform, without using customer credit ratings. Four instead uses an internal model using factors such as banking data and user history to generate internal proprietary risk scores. Four's risk exposure is limited by smaller transaction values and a short loan duration.
Property and Equipment
The Company records property and equipment at cost. Depreciation and amortization are computed on a straight-line basis over the estimated useful lives of the respective assets, which range from three to 12 years for leasehold improvements and from one to seven years for other depreciable property and equipment.
Costs incurred to develop software for internal use are capitalized and amortized over the estimated useful life of the software, which ranges from three to five years. The Company develops software for use in its Progressive Leasing, Vive, and Four operations and related to other strategic initiatives. The Company uses an agile development methodology in which feature-by-feature updates are made to its software. Certain costs incurred during the application development stage of an internal-use software project are capitalized when management, with the relevant authority, authorizes and commits to funding a feature update and it is probable that the project will be completed and the software will be used to perform the function intended.

PROG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Capitalization of costs ceases when the feature update is substantially complete and ready for its intended use. All costs incurred during preliminary project and post-implementation project stages are expensed. Generally, the life cycle for each feature update implementation is one to six months.
Gains and losses related to dispositions and retirements are recognized as incurred. Maintenance and repairs are also expensed as incurred, and leasehold improvements are capitalized and amortized over the lesser of the lease term or the asset's useful life. Depreciation expense for property and equipment is included in operating expenses in the accompanying consolidated statements of earnings and was $9.1 million, $9.3 million and $11.0 million during the years ended December 31, 2024, 2023 and 2022, respectively. Amortization of previously capitalized internal use software development costs, which is a component of depreciation expense for property and equipment, was $6.8 million, $5.4 million and $5.5 million during the years ended December 31, 2024, 2023 and 2022, respectively.
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
Prepaid Expenses and Other Assets
Prepaid expenses and other assets consist of the following:

	December 31,
(In Thousands)	2024	2023
Prepaid Expenses	$38,621	$17,768
Prepaid Lease Merchandise	12,540	9,944
Prepaid Software Expenses	9,908	8,624
Unamortized Initial Direct Costs on Lease Agreement Originations	7,883	7,192
Other Assets	9,278	7,183
Prepaid Expenses and Other Assets	$78,230	$50,711
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

PROG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
strategic plan, Four's actual or projected results are unfavorable compared to the current forecasted operating results, and/or there are further declines in the BNPL peer market multiples.
The Company completed qualitative assessments for its annual goodwill impairment test for both Progressive Leasing and Four as of October 1, 2024. The qualitative assessments did not present any indicators of impairment and the Company concluded that no impairment had occurred. The Company determined that there were no events that occurred or circumstances that changed during the fourth quarter of 2024 that would more likely than not reduce the fair value of Progressive Leasing or Four below their carrying amounts.
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
Indefinite-lived intangible assets are not amortized but are subject to an impairment test annually and when events or circumstances indicate that impairment may have occurred. The Company performs the impairment test for its indefinite-lived intangible assets on October 1 in conjunction with its annual goodwill impairment test. The Company completed its indefinite-lived intangible asset impairment test as of October 1, 2024 and concluded that no impairment had occurred.
Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consist of the following:

	December 31,
(In Thousands)	2024	2023
Accounts Payable	$13,117	$20,237
Accrued Salaries and Benefits	24,206	27,256
Accrued Sales and Personal Property Taxes	11,080	11,684
Income Taxes Payable	3,622	1,153
Uncertain Tax Positions[1]	785	54,995
Accrued Vendor Rebates	11,704	11,446
Other Accrued Expenses and Liabilities	28,676	24,488
Accounts Payable and Accrued Expenses	$93,190	$151,259
1 The uncertain tax position as of December 31, 2023 was primarily related to the Company's tax treatment of the $175.0 million settlement payment made in 2020 to the FTC as discussed in Note 8.
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
During the years ended December 31, 2024 and 2023, the Company incurred $0.3 million and $2.8 million, respectively, for costs related to the cybersecurity incident, net of insurance proceeds. Those costs related primarily to third-party legal and consulting services and credit monitoring services for Progressive Leasing's customers and employees that were impacted.

PROG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Those costs, net of insurance proceeds, are included within professional services expense as a component of operating expenses in the consolidated statements of earnings. At December 31, 2024 and 2023, the Company had $0.1 million and $0.9 million, respectively, accrued for costs related to the cybersecurity incident, which are included in accounts payable and accrued expenses in the consolidated balance sheets.
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

PROG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Recent Accounting Pronouncements
Adopted
In March 2022, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2022-02, Financial Instruments - Credit Losses, Troubled Debt Restructurings and Vintage Disclosures. ASU 2022-04 eliminates the accounting guidance for troubled debt restructurings by creditors while enhancing disclosure requirements for certain restructurings by creditors when a borrower is experiencing financial difficulty. In addition, the amendments require disclosure of current period gross write-offs for financing receivables by year of origination in the vintage disclosures. ASU 2022-02 was effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years for entities. The Company elected to early adopt this standard for the year ended December 31, 2022. The adoption of this update did not have a material impact to the financial statements; however, the Company enhanced its vintage disclosure to include the current period gross write-offs by year of origination within Note 5.
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform: Facilitation of the Effects of Reference Rate Reform on Financial Reporting ("ASU 2020-04"). The standard provides temporary guidance to ease the potential burden in accounting for reference rate reform primarily resulting from the discontinuation of the London Interbank Overnight Rate ("LIBOR") or another reference rate expected to be discontinued. Entities may apply the provisions of the new standard as of the beginning of the reporting period when the election is made. The provisions of this update were extended to December 31, 2024, when the reference rate replacement activity is expected to have been completed. The amendments in ASU 2020-04 are elective and apply to all entities that have contracts referencing LIBOR. The new guidance provides an expedient which simplifies accounting analyses under current U.S. GAAP for contract modifications if the change is directly related to a change from LIBOR to a new interest rate index. The Company amended the Revolving Facility agreement to change the reference rate from LIBOR to the Secured Overnight Financing Rate ("SOFR") during 2023. There were no other changes to key terms of the Revolving Facility agreement and the legal expenses incurred in connection with the amendment were immaterial.
In November 2023, the FASB issued ASU 2023-07, "Segment Reporting (Topic 280): Improvements to Reporting Segment Disclosures" ("ASU 2023-07"). ASU 2023-07 requires expanded disclosures, including the disclosure of significant segment expenses and other segment items required to reconcile the difference between segment revenue and segment expenses to segment profit or loss on an annual and interim basis. ASU 2023-07 also requires disclosure of the title and position of the chief operating decision maker, and is required to be applied retrospectively. It is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company adopted ASU 2023-07 for the year ended December 31, 2024, and included additional disclosures as required in Note 13. There was no impact on our financial position and/or results of operations.
Not Yet Adopted
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
In November 2024, the FASB issued ASU 2024-03, "Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses" ("ASU 2024-03"), which requires more detailed disclosures of certain categories of expenses, such as employee compensation, depreciation, and intangible asset amortization that are components of existing expense captions presented on the face of the income statement. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the effect that this standard will have on its financial statement disclosures.

PROG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 2: GOODWILL AND INTANGIBLE ASSETS
Indefinite-Lived Intangible Assets
The following table summarizes information related to indefinite-lived intangible assets at December 31:

	December 31,
(In Thousands)	2024	2023
Trade Name	$53,000	$53,000
Goodwill	296,061	296,061
Indefinite-lived Intangible Assets	$349,061	$349,061
The following table provides information related to the carrying amount of the Company's goodwill by reporting unit:

(In Thousands)	Progressive Leasing	Four	Total
Balance at January 1, 2022	$288,801	$17,411	$306,212
Impairment of Goodwill[1]	—	(10,151)	(10,151)
Balance at December 1, 2022	288,801	7,260	296,061
Changes to Goodwill	—	—	—
Balance at December 31, 2023	288,801	7,260	296,061
Changes to Goodwill	—	—	—
Balance at December 31, 2024	$288,801	$7,260	$296,061
1 As of September 30, 2022, the Company determined the Four goodwill was partially impaired and recorded an impairment of goodwill of $10.2 million during the third quarter of 2022. For further details regarding the impairment, see Note 1.
Definite-Lived Intangible Assets
The following table summarizes information related to definite-lived intangible assets at December 31:

	2024			2023
(In Thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Acquired Internal-Use Software	$14,000	$(14,000)	$—	$14,000	$(14,000)	$—
Technology	72,550	(71,350)	1,200	72,550	(68,662)	3,888
Merchant Relationships	181,586	(162,187)	19,399	181,586	(147,104)	34,482
Other Intangibles[1]	587	(411)	176	587	(293)	294
Total	$268,723	$(247,948)	$20,775	$268,723	$(230,059)	$38,664
1 Other intangibles consists of the Four trade name.
Total amortization expense of definite-lived intangible assets included in operating expenses in the accompanying consolidated statements of earnings was $17.9 million, $22.7 million and $22.9 million during the years ended December 31, 2024, 2023 and 2022, respectively. As of December 31, 2024, estimated future amortization expense for the next five years related to definite-lived intangible assets is as follows:

(In Thousands)
2025	$16,001
2026	4,774
2027	—
2028	—
2029	—

PROG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 3: FAIR VALUE MEASUREMENT
Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table summarizes financial liabilities measured at fair value on a recurring basis:

	December 31, 2024			December 31, 2023
(In Thousands)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Deferred Compensation Liability	$—	$2,971	$—	$—	$2,487	$—
The Company maintains the PROG Holdings, Inc. Deferred Compensation Plan as described in Note 14 to these consolidated financial statements, which is an unfunded, nonqualified deferred compensation plan for a select group of management, highly compensated employees and non-employee directors. The liability is recorded in accounts payable and accrued expenses in the consolidated balance sheets. The liability represents benefits accrued for plan participants and is valued at the quoted market prices of the participants’ investment elections, which consist of equity and debt "mirror" funds. As such, the Company has classified the deferred compensation liability as a Level 2 liability.
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
The following table summarizes the fair value of the Company's fixed-rate debt and the loans receivable held by Vive and Four:

	December 31, 2024			December 31, 2023
(In Thousands)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Senior Notes	$—	$573,720	$—	$—	$559,500	$—
Loans Receivable, Net	$—	$—	$172,892	$—	$—	$148,466
NOTE 4: PROPERTY AND EQUIPMENT
The following is a summary of the Company's property and equipment:

	December 31,
(In Thousands)	2024	2023
Leasehold Improvements	$5,808	$10,910
Fixtures, Equipment and Vehicles	29,949	33,771
Internal-Use Software	46,474	39,792
Internal-Use Software - In Development	846	1,057
Property and Equipment, Gross	83,077	85,530
Less: Accumulated Depreciation and Amortization[1]	(61,634)	(61,426)
Property and Equipment, Net	$21,443	$24,104
1Accumulated amortization of internal-use software development costs amounted to $29.2 million and $23.1 million as of December 31, 2024 and 2023, respectively.

PROG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 5: LOANS RECEIVABLE
The following is a summary of the Company's loans receivable, net:

	December 31,
(In Thousands)	2024	2023
Loans Receivable, Gross	$204,327	$176,845
Unamortized Fees	(9,559)	(9,402)
Loans Receivable, Amortized Cost	194,768	167,443
Allowance for Loan Losses	(47,783)	(40,620)
Loans Receivable, Net of Allowances and Unamortized Fees[1]	$146,985	$126,823
1 Loans Receivable, Net of Allowances and Unamortized Fees attributable to Four was $34.9 million and $13.9 million as of December 31, 2024 and 2023, respectively.
Vive extends or declines credit to an applicant through its bank partners based upon the applicant's credit rating and other factors. Four extends or declines credit on an individual transaction basis using its proprietary decisioning platform, without using customer credit ratings. Four instead uses an internal model using factors such as banking data and user history to generate internal proprietary risk scores. Four groups its internal risk scores into three categories that range from A to C, with an A rating representing the highest credit quality.
Below is a summary of the credit quality of the Company's loan portfolio as of December 31, 2024 and 2023 by FICO score and proprietary risk category as determined at the time of loan origination:

	December 31,
	2024	2023
Vive - FICO Score Category:
600 or Less	10.3%	7.1%
Between 600 and 700	76.9%	80.6%
700 or Greater	12.8%	12.3%

Four - Proprietary Risk Category:
Category A	26.9%	40.5%
Category B	48.6%	36.8%
Category C	24.5%	22.7%
The table below presents credit quality indicators of the amortized cost of the Company's loans receivable by origination year:

As of December 31, 2024 (In Thousands)	2024	2023 and Prior	Revolving Loans	Total
Vive - FICO Score Category:
600 or Less	$—	$—	$15,118	$15,118
Between 600 and 700	—	—	112,605	112,605
700 or Greater	—	—	18,690	18,690
Four - Proprietary Risk Category:
Category A	11,596	—	—	11,596
Category B	20,981	—	—	20,981
Category C	10,550	—	—	10,550
No Score Identified	5,228	—	—	5,228
Total Amortized Cost	$48,355	$—	$146,413	$194,768

Gross Charge-offs by Origination Year for the Year Ended December 31, 2024	$10,635	$3,018	$42,852	$56,505

PROG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Included in the table below is an aging of the loans receivable, gross balance:

(Dollar Amounts in Thousands)	December 31,
Aging Category	2024	2023
30-59 Days Past Due	7.7%	7.3%
60-89 Days Past Due	3.8%	3.8%
90 or More Days Past Due	4.9%	5.4%
Past Due Loans Receivable	16.4%	16.5%
Current Loans Receivable	83.6%	83.5%
Balance of Credit Card Loans on Nonaccrual Status	$4,793	$4,482
Balance of Loans Receivable 90 or More Days Past Due and Still Accruing Interest and Fees	$—	$—
The table below presents the components of the allowance for loan losses:

	Year Ended December 31,
(In Thousands)	2024	2023
Beginning Balance	$40,620	$42,428
Provision for Loan Losses	55,950	40,757
Charge-offs	(56,505)	(48,206)
Recoveries	7,718	5,641
Ending Balance	$47,783	$40,620
NOTE 6: LEASES
Lessor Information
Refer to Note 1 to these consolidated financial statements for further information about the Company's revenue generating activities as a lessor. All of Progressive Leasing's customer agreements are considered operating leases, and the Company currently does not have any sales-type or direct financing leases.
Lessee Information
As a lessee, the Company leases management and information technology space for corporate functions under operating leases expiring at various times through 2028. To the extent that a leased property is vacated prior to the termination of the lease, the Company may sublease these spaces to third parties. The Company also leased space for its hub facilities and information technology equipment under operating leases. For all of its leases in which the Company is a lessee, the Company has elected to include both the lease and non-lease components as a single component and account for it as a lease. The Company did not have any obligations under finance leases for any of the periods presented within the consolidated financial statements.
Operating lease costs are recorded on a straight-line basis within operating expenses in the consolidated statements of earnings. The Company did not have any subleases in which it remained as the primary obligor during 2024 or 2023. The Company's total operating lease cost is comprised of the following:

	Year Ended December 31,
(In Thousands)	2024	2023
Operating Lease cost:
Operating Lease cost classified within Operating Expenses[1]	$2,045	$3,178
Total Operating Lease cost:	$2,045	$3,178
1 Short-term and variable lease expenses were not significant during the years ended December 31, 2024 and 2023. Short-term lease expense is defined as leases with a lease term of greater than one month, but not greater than 12 months.

PROG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Additional information regarding the Company's leasing activities as a lessee is as follows:

	Year Ended December 31,
(In Thousands)	2024	2023
Cash Paid for amounts included in measurement of Lease Liabilities:
Operating Cash Flows for Operating Leases	$5,675	$5,847
Total Cash paid for amounts included in measurement of Lease Liabilities	5,675	5,847
Right-of-Use Assets obtained in exchange for new Operating Lease Liabilities	648	—
Supplemental balance sheet information related to leases is as follows:

		December 31,
(In Thousands)	Balance Sheet Classification	2024	2023
Assets
Total Lease Assets[1]	Operating Lease Right-of-Use Assets	$4,035	$9,271
Liabilities
Total Lease Liabilities	Operating Lease Liabilities	$11,496	$15,849
1 Operating lease right-of-use assets as of December 31, 2024 reflect impairment charges of $4.5 million that were recorded as part of the restructuring activities during 2024. For further details related to the restructuring activities, see Note 10.
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
The Company uses its incremental borrowing rate as the discount rate for its leases, as the implicit rate in the lease is not readily determinable. Below is a summary of the weighted-average discount rate and weighted-average remaining lease term for the Company's operating leases:

	December 31,
	2024		2023
	Weighted Average Discount Rate	Weighted Average Remaining Lease Term (in years)	Weighted Average Discount Rate	Weighted Average Remaining Lease Term (in years)
Operating Leases	4.0%	2.4	3.5%	3.1
Under the short-term lease exception provided within ASC 842, the Company does not record a lease liability or right-of-use asset for any leases that have a lease term of 12 months or less at commencement. Below is a summary of undiscounted operating lease liabilities that have initial terms in excess of one year as of December 31, 2024. The table also includes a reconciliation of the future undiscounted cash flows to the present value of operating lease liabilities included in the consolidated balance sheets.

(In Thousands)	Total
2025	$4,641
2026	4,179
2027	2,948
2028	163
2029	—
Thereafter	—
Total Undiscounted Cash Flows	11,931
Less: Interest	(435)
Present Value of Lease Liabilities	$11,496

PROG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 7: INDEBTEDNESS
Below is a summary of the Company's debt, net of applicable unamortized debt issuance costs:

	December 31,
(In Thousands)	2024	2023
Senior Unsecured Notes, 6.000%, due November 2029	$600,000	$600,000
Revolving Facility Outstanding[1]	50,000	—
Less: Unamortized Debt Issuance Costs	(6,437)	(7,735)
Total Debt, Net of Unamortized Debt Issuance Costs	$643,563	$592,265
1 Variable interest rate of 8.25% as of December 31, 2024. Unamortized debt issuance costs related to the Revolving Facility were $3.2 million and $0.9 million as of December 31, 2024 and 2023, respectively. These amounts were included within prepaid expenses in the consolidated balance sheets.
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
The net proceeds from the Senior Notes were used to fund the purchase price, and related fees and expenses, of the Company's tender offer to purchase $425 million of the Company's common stock in 2022. The remaining proceeds were used for additional share repurchases during the year ended December 31, 2023.
The Senior Notes also became redeemable, in whole or in part, at any time after November 15, 2024, at the redemption prices specified in the indenture, plus accrued and unpaid interest, if any, to, but excluding, the redemption date.
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
Revolving Facility
On November 24, 2020, the Company entered into a credit agreement with a consortium of lenders providing for a $350.0 million senior secured revolving credit facility (the "Revolving Facility"). Under the credit agreement, as amended, all borrowings and commitments of the Revolving Facility will mature or terminate on November 15, 2029. The Company expects that the Revolving Facility will be used to provide for working capital and capital expenditures, to finance future permitted acquisitions, and for other general corporate purposes. The Company incurred a total of $5.0 million of lender and legal fees related to the Revolving Facility and amendments thereto, which were recorded within prepaid expenses and other assets in the consolidated balance sheets and will be deferred and amortized through the maturity date. The Company had $50.0 million of outstanding borrowings under the Revolving Facility as of December 31, 2024, which was subsequently repaid in full in January 2025.
The Company is a guarantor of the Revolving Facility with Progressive Finance Holdings, LLC, a wholly-owned subsidiary of the Company, as borrower. The Revolving Facility is fully secured and includes (i) a $20.0 million sublimit for the issuance of letters of credit on customary terms and (ii) a $25.0 million sublimit for swingline loans on customary terms. The Company will have the right from time to time to request to increase the size of the Revolving Facility or add certain incremental revolving or term loan facilities (the "Incremental Facilities") in minimum amounts to be agreed upon. The aggregate principal amount of all such Incremental Facilities may not exceed $300.0 million. Borrowings under the Revolving Facility bear interest at a rate per annum equal to, at our option, (i) SOFR plus a margin within the range of 1.50% to 2.50% for revolving loans, based on total leverage, or (ii) the base rate plus the applicable margin, which will be 1.00% lower than the applicable margin for SOFR loans.
The Company pays a commitment fee on unused balances, which ranges from 0.25% to 0.40% as determined by the Company's ratio of total net debt to EBITDA as defined by the Revolving Facility. As of December 31, 2024, the amount available under the Revolving Facility was $300.0 million.

PROG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
At December 31, 2024, the Company was in compliance with all covenants related to its debt.
Below is a summary of future principal maturities of our Senior Unsecured Notes and Revolving Facility due as of December 31, 2024:

(In Thousands)
2025	$—
2026	—
2027	—
2028	—
2029	650,000
Thereafter	—
Total	$650,000
NOTE 8: INCOME TAXES
The following is a summary of the Company's income tax (benefit) expense:

	Year Ended December 31,
(In Thousands)	2024	2023	2022
Current Income Tax (Benefit) Expense:
Federal	$20,261	$77,412	$46,579
State	108	12,420	12,155
	20,369	89,832	58,734
Deferred Income Tax (Benefit) Expense:
Federal	(49,973)	(32,612)	(10,696)
State	(4,037)	163	1,497
	(54,010)	(32,449)	(9,199)
Income Tax (Benefit) Expense	$(33,641)	$57,383	$49,535

PROG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Significant components of the Company's deferred income tax liabilities and assets are as follows:

	December 31,
(In Thousands)	2024	2023
Deferred Income Tax Liabilities:
Property and Equipment	$71,878	$103
Goodwill and Other Intangibles	51,913	657
Investment in Partnership	—	131,002
Operating Lease Right-of-Use Assets	1,003	173
Total Deferred Income Tax Liabilities	124,794	131,935
Deferred Income Tax Assets:
Accrued Liabilities and Other Reserves	44,924	9,769
Customer Deposits and Advance Payments	9,035	38
Operating Lease Liabilities	2,845	191
Tax Credit Carryforwards	7,833	—
Net Operating Loss Carryforwards	4,162	—
Stock-Based Compensation	5,677	—
Other, Net	8,460	25,795
Total Deferred Income Tax Assets	82,936	35,793
Less: Valuation Allowance	(5,990)	(5,715)
Net Deferred Income Tax Liabilities	$47,848	$101,857
Partnership Deemed Liquidation
During the year ended December 31, 2024, the Company made a tax election to convert a subsidiary of the Company from a corporation to a disregarded entity which resulted in the deemed liquidation of the Company's investment in a wholly-owned partnership for tax purposes. As a result of the election, the Company reversed a deferred tax liability related to the investment in partnership and recognized a non-cash deferred tax benefit of $27.6 million.
The Company's effective tax rate differs from the statutory United States Federal income tax rate as follows:

	Year Ended December 31,
	2024	2023	2022
Statutory Rate	21.0%	21.0%	21.0%
Increases (Decreases) in United States Federal Taxes
Resulting From:
State Income Taxes, Net of Federal Income Tax Benefit	5.3	4.9	5.0
Non-deductible Goodwill Impairment	—	—	1.4
Other Permanent Differences	0.8	0.3	0.6
Deferred Tax Adjustments	0.3	1.1	0.7
Partnership Deemed Liquidation	(16.9)	—	—
Valuation Allowance	(0.3)	—	2.2
Current Uncertain Tax Position Expense	(32.9)	1.9	2.2
Shortfall in Stock-based Compensation	0.6	0.4	1.0
Other, Net	1.5	(0.4)	(0.7)
Effective Tax Rate	(20.6)%	29.2%	33.4%
At December 31, 2024, the Company had $2.8 million of tax-effected state net operating loss carryforwards and $3.5 million of state tax credit carryforwards, which will both begin to expire in 2025 and 2026, respectively.

PROG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company files a federal consolidated income tax return in the United States, and the separate legal entities file in various states. With few exceptions, the Company is no longer subject to federal, state and local tax examinations by tax authorities for years before 2021.
Uncertain Tax Positions
The following table summarizes the activity related to the Company's uncertain tax positions for the periods presented (does not include accrued interest):

	Year Ended December 31,
(In Thousands)	2024	2023	2022
Balance at January 1,	$46,200	$46,407	$46,750
Additions Based on Tax Positions Related to the Current Year	—	81	850
Additions for Tax Positions of Prior Years	—	—	—
Prior Year Reductions	(3)	—	—
Statute of Limitation Expirations	(45,103)	(288)	(607)
Settlements	(362)	—	(586)
Balance at December 31,	$732	$46,200	$46,407
As of December 31, 2024 and 2023, uncertain tax positions (inclusive of accrued interest) were $0.8 million and $55.0 million, respectively, and are included within accounts payable and accrued expenses in the consolidated balance sheets.
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
During September 2024, the statute of limitations for the taxing authority to examine the uncertain tax position relating to the FTC settlement expired. The Company therefore recognized a net income tax benefit of $53.6 million relating to the uncertain tax position reversal, which included the reversal of the associated accrued interest. As a result, the Company had no accrued interest related to the FTC settlement as of December 31, 2024.
As of December 31, 2024 and 2023, the amount of uncertain tax benefits that, if recognized, would affect the effective tax rate is $0.6 million and $51.2 million, respectively, including interest and penalties.
During the year ended December 31, 2024, the Company recognized a net benefit of $8.7 million related to penalties and interest. During the years ended December 31, 2023 and 2022, the Company recognized net expense of $4.1 million and $3.0 million, respectively, related to penalties and interest. The Company had $0.1 million and $8.8 million of accrued interest and penalties at December 31, 2024 and 2023, respectively. The Company recognizes potential interest and penalties related to uncertain tax benefits as a component of income tax expense.

PROG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 9: COMMITMENTS AND CONTINGENCIES
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
At December 31, 2024 and 2023, the Company had accrued $0.5 million and $1.2 million, respectively for pending legal and regulatory matters for which it believes losses are probable and the amount of the loss can be reasonably estimated. The Company records its best estimate of the loss to legal and regulatory liabilities in accounts payable and accrued expenses in the consolidated balance sheets. The Company estimates the aggregate range of reasonably possible loss in excess of accrued liabilities for such probable loss contingencies is immaterial. Those matters for which a probable loss cannot be reasonably estimated are not included within the estimated ranges.
At December 31, 2024, the Company estimated that the aggregate range of loss for all material pending legal and regulatory proceedings for which a loss is reasonably possible, but less likely than probable (i.e., excluding the contingencies described in the preceding paragraph), is immaterial. Those matters for which a reasonable estimate is not possible are not included within estimated ranges and, therefore, the estimated ranges do not represent the Company's maximum loss exposure. The Company's estimates for legal and regulatory accruals, aggregate probable loss amounts and reasonably possible loss amounts are all subject to the uncertainties and variables described above.
Regulatory Inquiries
In April 2020, Progressive Leasing entered into a settlement (the "FTC Settlement") with the Federal Trade Commission ("FTC") to resolve allegations by the FTC that certain of Progressive Leasing’s advertising and marketing practices violated the FTC Act. Progressive Leasing did not admit any violations of the FTC Act or any other laws in connection with the FTC Settlement. Under the terms of the FTC Settlement, Progressive Leasing paid $175.0 million to the FTC and agreed to enhance certain of its compliance-related activities, including augmenting disclosures to its customers and expanding its POS partner monitoring programs. Progressive Leasing further agreed to submit compliance reports or produce other requested documents and information to the FTC upon written request by the FTC.
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
As a result of the cybersecurity incident, Progressive Leasing has become subject to multiple lawsuits which allege, among other things, the incurrence of various types of damages arising out of the incident. All of these lawsuits have been consolidated into a single action in the United States District Court for the District of Utah (the "District Court"). The plaintiffs filed a consolidated complaint on April 19, 2024. On June 24, 2024, Progressive Leasing filed a motion to dismiss the complaint, which was granted in part and denied in part on January 16, 2025.
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
Other Contingencies
At December 31, 2024, the Company had non-cancelable commitments of $41.3 million primarily related to certain consulting and information technology services agreements, software licenses, hardware and software maintenance, and minimum contractually required customer loan amounts that were originated through and to be acquired from Vive's third-party federally insured banks. Payments under these commitments are scheduled to be $27.3 million in 2025, $10.5 million in 2026, $2.7 million in 2027, and $0.8 million in 2028, with no amounts committed thereafter.
Management regularly assesses the Company's insurance deductibles, monitors the Company's litigation and regulatory exposure with the Company's attorneys and evaluates its loss experience. The Company also enters into various contracts in the normal course of business that may subject it to risk of financial loss if counterparties fail to perform their contractual obligations.
Off-Balance Sheet Risk
The Company, through its Vive segment, had unconditionally cancellable unfunded lending commitments totaling $461.1 million and $523.9 million as of December 31, 2024 and 2023, respectively, that do not give rise to revenues and cash flows. These unfunded commitments arise in the ordinary course of business from credit card agreements with individual cardholders that give them the ability to borrow, against unused amounts, up to the maximum credit limit assigned to their account. While these unfunded amounts represent the total available unused lines of credit, the Company does not anticipate that all cardholders will utilize their entire available line at any given point in time. Commitments to extend unsecured credit are agreements to lend to a cardholder so long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

PROG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 10. RESTRUCTURING EXPENSES
During 2022, the Company initiated restructuring activities intended to reduce expenses, consolidate certain segment corporate headquarters, and align the cost structure of the business with the Company's near-term revenue outlook. The Company continued such activities during 2023 and 2024 and recorded restructuring expenses of $22.7 million, $12.5 million and $9.0 million for the years ended December 31, 2024, 2023 and 2022, respectively, resulting in aggregate expenses of $44.2 million since the inception of the restructuring activities in 2022. These costs were primarily comprised of early contract termination costs related to certain independent sales agreements and a third party service and marketing agreement, employee severance, and operating lease right-of-use asset impairment charges related to the relocation of the Vive corporate headquarters to the Company's corporate office building and a reduction of management and information technology office space.
The following tables summarize restructuring charges recorded within operating expenses in the consolidated statements of earnings for the years ended December 31, 2024, 2023 and 2022:

	Year Ended December 31,
	2024				2023		2022
(In Thousands)	Progressive Leasing	Vive	Other	Total	Progressive Leasing	Total	Progressive Leasing	Vive	Total
Severance	$4,253	$1,853	$628	$6,734	$2,958	$2,958	$5,611	$—	$5,611
Right-of-Use Asset Impairment[1]	4,515	—	—	4,515	—	—	2,285	655	2,940
Property and Equipment Impairment	1,503	—	—	1,503	—	—	309	3	312
Early Contract Termination Costs	7,750	—	2,000	9,750	9,575	9,575	—	—	—
Other Restructuring Activities	189	—	—	189	—	—	138	—	138
Total Restructuring Expenses	$18,210	$1,853	$2,628	$22,691	$12,533	$12,533	$8,343	$658	$9,001
1 To determine the amount of impairment for vacated office space, the fair value of the right-of-use asset is calculated based on the present value of the estimated net cash flows related to the right-of-use asset.
The following table summarizes the accrual and payment activity related to the restructuring program for the years ended December 31, 2024, 2023 and 2022:

(In Thousands)	Severance	Early Contract Termination Costs	Other Restructuring Activities	Total
Balance at January 1, 2022	$—	$—	$—	$—
Charges	5,611	—	138	5,749
Cash Payments	(2,550)	—	(96)	(2,646)
Balance at December 31, 2022	3,061	—	42	3,103
Charges	2,958	9,600	(25)	12,533
Cash Payments	(3,344)	(7,100)	(17)	(10,461)
Balance at December 31, 2023	2,675	2,500	—	5,175
Charges	6,734	9,750	189	16,673
Cash Payments	(7,084)	(10,650)	(189)	(17,923)
Balance at December 31, 2024	$2,325	$1,600	$—	$3,925
The Company will continue to monitor the impacts of changes in macroeconomic conditions on its businesses and may take additional steps to further adjust the Company's cost structure based on unfavorable changes in these conditions, which may result in further restructuring charges in future periods.

PROG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 11: SHAREHOLDERS' EQUITY
Share repurchases are conducted under authorizations made from time to time by the Company's Board of Directors. The authorization effective November 3, 2021 provided the Company with the ability to repurchase shares up to a maximum amount of $1 billion. On February 21, 2024, the Company's Board of Directors reauthorized the repurchase of Company common stock at an aggregate purchase price of up to $500 million under the Company's existing share repurchase program, with such reauthorized share repurchase program to be extended for a period of three years from February 21, 2024, or until the $500 million aggregate purchase price of Company common stock purchased pursuant to the reauthorized share repurchase program has been met, whichever occurs first. At December 31, 2024, the Company held 41,262,901 shares in its treasury and had the authority to purchase additional shares up to its remaining authorization limit of $361.3 million.
In 2024, the Company repurchased 3,480,871 shares of its common stock for $138.7 million. During 2023, the Company repurchased 4,691,274 shares of its common stock for $139.6 million. During 2022, the Company repurchased 8,720,223 shares of its common stock for $223.6 million. These amounts do not include any excise tax that may be assessed on those repurchases.
The holders of common stock are entitled to receive dividends and other distributions in cash or stock of the Company as and when declared by the Company's Board of Directors out of legally available funds. Certain unvested time-based restricted stock units issued by the Company also entitle participants to accrue dividends during the vesting period.
The Company has 1,000,000 shares of preferred stock authorized. The shares are issuable in series with terms for each series fixed by, and such issuance subject to approval by, the Board of Directors. As of December 31, 2024, no preferred shares have been issued.
NOTE 12: STOCK-BASED COMPENSATION
Description of Plans
The Company grants stock options, RSUs, RSAs and PSUs to certain employees and directors of the Company under the 2015 Equity and Incentive Award Plan (the "2015 Plan"). The 2015 Plan was originally approved by the Company's shareholders in May 2015 and was amended and restated with shareholder approval in February 2019. In May 2021, the 2015 Plan was amended, with shareholder approval, to increase the number of shares of common stock authorized for issuance under the 2015 Plan from 8,000,000 shares to 10,980,000 shares. Beginning in 2015, as part of the Company's long-term incentive compensation program ("LTIP Plan") and pursuant to the Company's 2015 Plan, the Company granted a mix of stock options, time-based restricted stock and performance share units to key executives and managers and also granted time-based restricted stock units to directors of the Company. As of December 31, 2024, the aggregate number of common stock shares that may be issued or transferred under the 2015 Plan is 3,285,467.
Stock-based Compensation Expense
The Company has elected a policy to estimate forfeitures in determining the amount of stock compensation expense. Total stock-based compensation expense was $29.2 million, $24.9 million and $17.5 million for the years ended December 31, 2024, 2023 and 2022, respectively.
The total income tax benefit recognized in the consolidated statements of earnings for stock-based compensation arrangements was $7.3 million, $6.2 million and $5.9 million in the years ended December 31, 2024, 2023 and 2022, respectively. Deficits of recognized compensation costs in excess of tax deductions were $0.1 million, $0.4 million and $1.7 million for the years ended December 31, 2024, 2023 and 2022, respectively. Deficits and benefits related to tax deductions for compensation cost are included in operating cash flows and as a component of income tax (benefit) expense in the consolidated statements of earnings.
As of December 31, 2024, there was $27.9 million of total unrecognized compensation expense related to non-vested stock-based compensation of directors and employees of PROG Holdings, which is expected to be recognized over an average period of 1.39 years.
Stock Options
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

PROG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company determines the fair value of stock options on the grant date using a Black-Scholes-Merton option pricing model that incorporates expected volatility, expected option life, risk-free interest rates and expected dividend yields. The expected volatility is based on implied volatilities from traded options on the Company's stock and the historical volatility of the Company's common stock in combination with the volatility of the Company's comparable peer group for the most recent period generally commensurate with the expected estimated life of each respective grant. The expected lives of options are based on the Company's historical option exercise experience. The Company believes that the historical experience method is the best estimate of future exercise patterns. The risk-free interest rates are determined using the implied yield available for zero-coupon United States government issues with a remaining term equal to the expected life of the grant. The expected dividend yields are based on the approved annual dividend rate in effect and the market price of the underlying common stock at the time of grant. For stock options granted in 2023 and 2022, the annual dividend rate was assumed to be zero, and no assumption for a future dividend rate was included, as the Company did not anticipate paying any dividends at the time of grant.
The Company did not grant any stock options during 2024. The Company granted 208,000 and 264,000 stock options during the years ended December 31, 2023 and 2022, respectively. The weighted-average fair value of options granted and the weighted-average assumptions used in the Black-Scholes-Merton option pricing model for such grants were as follows:

	2023	2022
Dividend Yield	—%	—%
Expected Volatility	51.6%	43.0%
Risk-free Interest Rate	4.3%	1.5%
Expected Term (in years)	4.5	4.5
Weighted-average Fair Value of Stock Options Granted	$11.66	$10.89
The following table summarizes information about stock options outstanding at December 31, 2024:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding December 31, 2024	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Number Exercisable December 31, 2024	Weighted Average Exercise Price
$20.00-30.00	497,680	6.61	$26.38	292,571	$26.44
30.01-40.00	88,344	5.17	34.78	88,344	34.78
40.01-50.00	255,495	4.79	46.70	255,495	46.70
50.01-60.00	5,304	6.34	53.55	5,304	53.55
20.00-60.00	846,823	5.91	33.55	641,714	35.88
The table below summarizes option activity for the year ended December 31, 2024:

	Options (In Thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in Thousands)	Weighted Average Fair Value
Outstanding at January 1, 2024	914	$33.25
Forfeited/Expired	(12)	44.14
Exercised	(55)	25.96
Outstanding at December 31, 2024	847	33.55	5.91	$8,566	$12.68
Expected to Vest	204	26.30	7.81	3,254	11.38
Exercisable at December 31, 2024	642	35.88	5.30	5,290	13.09
The aggregate intrinsic value amounts in the table above represent the closing price of the Company's common stock on December 31, 2024 in excess of the exercise price, multiplied by the number of in-the-money stock options as of that same date. Options outstanding that are expected to vest are net of estimated future option forfeitures.

PROG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The aggregate intrinsic value of options exercised, which represents the value of the Company's common stock at the time of exercise in excess of the exercise price, was $0.9 million and $0.1 million during the years ended December 31, 2024 and 2023, respectively. The total grant-date fair value of options exercised was $0.4 million and $0.1 million during the years ended December 31, 2024 and 2023, respectively. There were no options exercised during 2022.
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
The Company granted 646,000, 574,000 and 630,000 shares of restricted stock at weighted-average fair values of $30.67, $25.69 and $26.05 in the years ended December 31, 2024, 2023 and 2022, respectively. The following table summarizes information about restricted stock activity during 2024:

	Restricted Stock (In Thousands)	Weighted Average Fair Value
Non-vested at January 1, 2024	1,180	$31.47
Granted	646	30.67
Forfeited	(89)	27.07
Vested	(593)	36.05
Non-vested at December 31, 2024	1,144	28.98
The total vest-date fair value of restricted stock described above that vested during the year was $19.2 million, $8.4 million and $3.9 million in the years ended December 31, 2024, 2023 and 2022, respectively.
Performance Share Units
For performance share units, which are settled in stock, the number of shares earned is determined at the end of the one to three-year performance periods based upon achievement of specified performance conditions. The performance criteria vary by agreement and have included the following performance conditions: (i) adjusted pre-tax profit, (ii) return on investment capital, (iii) consolidated revenues, (iv) segment or business unit revenues, (v) certain business development and technology initiatives, (vi) business unit customer count, (vii) business unit enterprise value, (viii) adjusted EBITDA and/or (ix) the Company's total shareholder return ("TSR") relative to the TSR of the S&P 600 Small Cap Index. When the performance criteria are met, the award is earned and vests assuming continued employment through the specified service period(s). Shares are issued from the Company's treasury shares upon vesting. The number of performance-based shares which could potentially be issued ranges from 0% up to a maximum of 100%, 200%, or 400% of the target award depending on the specified terms and conditions of the target award.
The fair value of performance share units that have only a service and performance condition(s) is based on the fair market value of the Company's common stock on the date of grant. The compensation expense associated with these awards is amortized on an accelerated basis over the vesting period based on the Company's projected assessment of the level of performance that will be achieved and earned. In the event the Company determines it is no longer probable that the minimum performance criteria specified in the plan will be achieved, all previously recognized compensation expense is reversed in the period such a determination is made. The TSR performance condition is a market condition. Therefore, a Monte Carlo simulation model was used to determine the fair value of those awards. The fair value and compensation expense of awards which vest based on the TSR performance is fixed at the measurement date and is not revised based on actual performance during the vesting period.

PROG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The table below summarizes the assumptions used in the fair value calculation of the TSR awards, which were granted beginning in 2024:

2024
Expected Volatility	53.2%
Risk-Free Rate of Interest	4.4%
Expected Dividend Yield	1.6%
Performance Period (Years)	2.84
The expected volatility was based on the historical volatility of the Company's stock. The risk-free rate of interest was based on the U.S. Treasury yield curve for the period that is commensurate with the expected life at the time of grant. The expected annual dividend yield was based on the most recently declared quarterly dividend at the time of the grant.
The following table summarizes information about performance share unit activity during 2024:

	Performance Share Units (In Thousands)	Weighted Average Fair Value
Non-vested at January 1, 2024	750	$36.38
Granted	464	33.11
Forfeited	(51)	30.98
Vested	(222)	31.20
Performance Factor Adjustment	(205)	44.64
Non-vested at December 31, 2024	736	30.54
The total vest-date fair value of performance share units described above that vested during the period was $7.7 million, $2.2 million and $4.1 million for the years ended December 31, 2024, 2023 and 2022, respectively.
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
The compensation cost related to the ESPP is measured on the grant date based on eligible employees' expected withholdings and is recognized over each six-month offering period. Total compensation cost recognized in connection with the ESPP was $0.3 million, $0.4 million and $0.4 million for years ended December 31, 2024, 2023 and 2022, respectively.
The Company issued 44,811, 67,720 and 81,784 shares under the ESPP at weighted average purchase prices of $27.56, $18.72 and $14.06 during the years ended December 31, 2024, 2023 and 2022, respectively. As of December 31, 2024, the aggregate number of shares of common stock that may be issued under the ESPP was 342,955.

PROG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 13: SEGMENTS
Description of Products and Services of Reportable Segments
As of December 31, 2024, the Company has two reportable segments: Progressive Leasing and Vive.
Progressive Leasing partners with traditional and e-commerce retailers, primarily in the consumer residential electronics, furniture and appliance, mobile phones and accessories, jewelry, mattresses, and automobile electronics and accessories industries to offer a lease-purchase solution primarily for customers who may not have access to traditional credit-based financing options. It does so by offering leases with monthly, semi-monthly, bi-weekly and weekly payment frequencies.
Vive offers a variety of second-look financing programs originated through third-party federally insured banks to customers of participating merchants and, together with Progressive Leasing, allows the Company to provide POS partners with near-prime and below-prime customers one source for financing and leasing transactions.
Four is a buy-now, pay-later company that allows shoppers to pay for merchandise through four interest-free installments. Four is not a reportable segment for the years ended December 31, 2024, 2023, and 2022 as its financial results are not significant to the Company's consolidated financial results. The revenues, loss before income taxes, and assets of Four are included within Other, along with the Company's other strategic initiatives.
Factors Used by Management to Identify the Reportable Segments
The Company's reportable segments are based on the operations of the Company that the chief operating decision maker ("CODM") regularly reviews to analyze performance and allocate resources among business units of the Company. The Company's CODM is its President and CEO.
Segment Assets and Segment Profit or Loss
The CODM evaluates operating segment performance and decides how to allocate resources based on segment revenues and earnings (loss) before income tax (benefit) expense. The Company determines earnings (loss) before income tax (benefit) expense for all reportable segments in accordance with U.S. GAAP. The CODM uses this information to evaluate the profitability of the Company's reportable segments and make decisions on future business plans.
The Company incurred various corporate overhead expenses for certain executive management, legal, human resources, finance, facilities, audit, risk management, technology, and other overhead functions during the years ended December 31, 2024, 2023, and 2022. Corporate overhead expenses incurred are primarily reflected as expenses of the Progressive Leasing segment and an immaterial amount was allocated to the Vive segment and Other. The allocation of corporate overhead costs to Progressive Leasing, Vive and Other was consistent with how the CODM analyzed performance and allocated resources among the segments of the Company.
The following is a summary of total assets by segment. The amount within Other is primarily comprised of the assets of Four.

	December 31,
(In Thousands)	2024	2023
Assets:
Progressive Leasing	$1,282,585	$1,286,587
Vive	137,762	141,028
Other	93,420	63,640
Total Assets	$1,513,767	$1,491,255

Following is a summary of capital expenditures by segment:

PROG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31,
(In Thousands)	2024	2023	2022
Capital Expenditures:[1]
Progressive Leasing	$5,615	$6,160	$5,835
Vive	298	601	926
Other	2,403	2,855	2,913
Total Capital Expenditures	$8,316	$9,616	$9,674
[1]Capital expenditures primarily consists of internal-use software, as well as computer hardware and furniture and equipment.
The following tables present a summary of segment revenues, significant segment expenses, other segment items, and profit and loss information for the years ended December 31, 2024, 2023, and 2022. The revenues and loss before income taxes within Other is comprised of the operating activities of Four and certain other strategic initiatives.

	Year Ended December 31, 2024
(In Thousands)	Progressive Leasing	Vive	Other	Total
Revenues:
Lease Revenues and Fees[1]	$2,366,489	$—	$—	$2,366,489
Interest and Fees on Loans Receivable[2]	—	64,415	32,592	97,007
Total Revenues	2,366,489	64,415	32,592	2,463,496

Significant Segment Expenses[3]
Depreciation of Lease Merchandise	1,621,101	—	—	1,621,101
Provision for Lease Merchandise Write-Offs	178,338	—	—	178,338
Selling, General and Administrative	309,859	25,456	28,227	363,542
Provision for Loan Losses	—	37,311	18,639	55,950
Total	2,109,298	62,767	46,866	2,218,931

Other Segment Items:
Depreciation and Amortization[4]	23,546	643	2,788	26,977
Restructuring Expenses	18,210	1,853	2,628	22,691
Interest Expense[5]	38,816	—	636	39,452
Interest Income[5]	(8,163)	—	—	(8,163)
Total	72,409	2,496	6,052	80,957

Earnings (Loss) Before Income Tax (Benefit) Expense	$184,782	$(848)	$(20,326)	$163,608

[1] Revenue within the score of ASC 842, "Leases."
[2] Revenue within the scope of ASC 310, "Receivables." Also included within Interest and Fees on Loans Receivable in for the Other category is $11.4 million of subscription fee and interchange revenue within the scope of ASC 606, "Revenue from Contracts with Customers."

[3] The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.
[4] Excludes depreciation of lease merchandise, which is not included in the CODM's measure of depreciation and amortization.
[5] Intersegment interest income and expense of $0.6 million are included within the amounts shown.

PROG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31, 2023
(In Thousands)	Progressive Leasing	Vive	Other	Total
Revenues:
Lease Revenues and Fees[1]	$2,333,588	$—	$—	$2,333,588
Interest and Fees on Loans Receivable[2]	—	68,912	5,764	74,676
Total Revenues	2,333,588	68,912	5,764	2,408,264

Significant Segment Expenses[3]
Depreciation of Lease Merchandise	1,576,303	—	—	1,576,303
Provision for Lease Merchandise Write-Offs	155,250	—	—	155,250
Selling, General and Administrative	315,088	26,932	23,742	365,762
Provision for Loan Losses	—	36,097	4,660	40,757
Total	2,046,641	63,029	28,402	2,138,072

Other Segment Items:
Depreciation and Amortization[4]	29,165	745	2,122	32,032
Restructuring Expenses	12,533	—	—	12,533
Interest Expense[5]	38,859	593	—	39,452
Interest Income[5]	(9,881)	—	(165)	(10,046)
Total	70,676	1,338	1,957	73,971

Earnings (Loss) Before Income Tax Expense	$216,271	$4,545	$(24,595)	$196,221

[1] Revenue within the score of ASC 842, "Leases."
[2] Revenue within the scope of ASC 310, "Receivables."
[3] The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.
[4] Excludes depreciation of lease merchandise, which is not included in the CODM's measure of depreciation and amortization.
[5] Intersegment interest income and expense of $0.8 million are included within the amounts shown.

PROG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31, 2022
(In Thousands)	Progressive Leasing	Vive	Other	Total
Revenues:
Lease Revenues and Fees[1]	$2,523,785	$—	$—	$2,523,785
Interest and Fees on Loans Receivable[2]	—	70,911	3,130	74,041
Total Revenues	2,523,785	70,911	3,130	2,597,826

Significant Segment Expenses[3]
Depreciation of Lease Merchandise	1,757,730	—	—	1,757,730
Provision for Lease Merchandise Write-Offs	193,926	—	—	193,926
Selling, General and Administrative	321,266	24,225	20,799	366,290
Provision for Loan Losses	—	35,640	5,592	41,232
Impairment of Goodwill	—	—	10,151	10,151
Total	2,272,922	59,865	36,542	2,369,329

Other Segment Items:
Depreciation and Amortization[4]	31,374	795	1,682	33,851
Restructuring Expenses	8,343	658	—	9,001
Interest Expense[5]	38,675	398	—	39,073
Interest Income[5]	(1,672)	—	—	(1,672)
Total	76,720	1,851	1,682	80,253

Earnings (Loss) Before Income Tax Expense	$174,143	$9,195	$(35,094)	$148,244

[1] Revenue within the score of ASC 842, "Leases."
[2] Revenue within the scope of ASC 310, "Receivables."
[3] The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.
[4] Excludes depreciation of lease merchandise, which is not included in the CODM's measure of depreciation and amortization.
[5] Intersegment interest income and expense of $0.4 million are included within the amounts shown.
In 2024, the results of the Company's operating segments were impacted by the following items:
•Progressive Leasing earnings before income tax (benefit) expense were impacted by $18.2 million related primarily to early contract termination costs, operating lease right-of-use asset and other fixed asset impairment charges related to a reduction of office space, and employee severance costs associated with the Company's restructuring activities.
•Vive loss before income tax (benefit) expense was impacted by $1.9 million of restructuring costs, which consisted of employee severance costs.
•Other loss before income tax (benefit) expense was impacted by $2.6 million of restructuring costs, which consisted of early contract termination costs and employee severance costs.
In 2023, the results of the Company's operating segments were impacted by the following items:
•Progressive Leasing earnings before income tax expense were impacted by $12.5 million related primarily to early contract termination costs and employee severance costs associated with the Company's restructuring activities.
•Progressive Leasing earnings before income tax expense were impacted by $2.8 million related to costs associated with the cybersecurity incident that occurred during the third quarter of 2023.

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
NOTE 14: COMPENSATION ARRANGEMENTS
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
Compensation deferred under the plan is recorded as a deferred compensation liability, which is recorded in accounts payable and accrued expenses in the consolidated balance sheets. The deferred compensation plan liability was $3.0 million and $2.5 million as of December 31, 2024 and 2023, respectively. Liabilities under the plan are recorded at amounts due to participants, based on the fair value of participants' selected investments, which consist of equity and debt "mirror" funds. The obligations are unsecured general obligations of the Company and the participants have no right, interest or claim in the assets of the Company, except as unsecured general creditors. The Company has established a rabbi trust to fund obligations under the plan, primarily with cash and money market funds. The value of the assets within the rabbi trust was $2.9 million and $2.6 million as of December 31, 2024 and 2023, respectively, and is included in prepaid expenses and other assets in the consolidated balance sheets. Benefits paid to employees of the Company were not material during the years ended December 31, 2024, 2023 and 2022.
Effective January 1, 2018, the Company implemented a discretionary match within the nonqualified Deferred Compensation Plan. The match allows eligible employees to receive 100% matching by the Company on the first 3% of contributions and 50% on the next 2% of contributions for a total of a 4% match. The annual match for an individual employee is not to exceed $13,800, $13,200, and $12,200 in 2024, 2023 and 2022, respectively, and is subject to a three-year cliff vesting schedule. The deferred compensation expense related to the Company's matching contributions was not material for the years ended December 31, 2024, 2023 and 2022.
401(k) Defined Contribution Plan
The Company maintains a 401(k) savings plan for all its employees. Effective January 1, 2015, the 401(k) savings plan was amended to allow employees to contribute up to 75% of their annual compensation in accordance with federal contribution limits with 100% matching by the Company on the first 3% of contributions and 50% on the next 2% of contributions for a total of a 4% match. The Company's expense related to the plan was $3.3 million in 2024, $3.2 million in 2023 and $3.2 million in 2022.
Employee Stock Purchase Plan
See Note 12 to these consolidated financial statements for more information regarding the Company's compensatory ESPP.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
An evaluation of the Company's disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, was carried out by management, with the participation of the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as of the end of the period covered by this Annual Report on Form 10-K. Based on management's evaluation, the CEO and CFO concluded that the Company's disclosure controls and procedures were effective as of December 31, 2024 to provide reasonable assurance that the objectives of disclosure controls and procedures are met.
Reports of Management and Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting
Management has assessed, and the Company's independent registered public accounting firm, Ernst & Young LLP, has audited, the Company's internal control over financial reporting as of December 31, 2024. The unqualified reports of management and Ernst & Young LLP thereon are included in Item 8 of this Annual Report on Form 10-K and are incorporated by reference herein.
Changes in Internal Control Over Financial Reporting
There were no changes in the Company's internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, during the Company's fourth fiscal quarter of 2024 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
During the quarter ended December 31, 2024, none of our directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement."
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE
The information required in response to this Item is contained under the captions "Nominees to Serve as Directors," "Executive Officers Who Are Not Directors," "Communicating with the Board of Directors and Corporate Governance Documents," "Composition, Meetings and Committees of the Board of Directors" and "Beneficial Ownership of Common Stock" in the Proxy Statement to be filed with the SEC pursuant to Regulation 14A. These portions of the Proxy Statement are hereby incorporated by reference.
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
ITEM 11. EXECUTIVE COMPENSATION
The information required in response to this Item is contained under the captions "Compensation Discussion and Analysis," "Summary Compensation Table," "Grants of Plan-Based Awards in Fiscal Year 2024," "Outstanding Equity Awards at 2024 Fiscal Year-End," "Options Exercised and Stock Vested in Fiscal Year 2024," "Nonqualified Deferred Compensation as of December 31, 2024," "Potential Payments Upon Termination or Change-in-Control," "Non-Management Director Compensation in 2024," "Components of Our 2024 Executive Compensation Programs," "Base Salaries," "Annual Cash Incentive Awards," "Long-Term Equity Incentive Awards," "2015 Equity and Incentive Plan," "Compensation Committee Interlocks and Insider Participation" and "Compensation Committee Report" in the Proxy Statement. These portions of the Proxy Statement are hereby incorporated by reference.
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

Consolidated Balance Sheets—December 31, 2024 and 2023
Consolidated Statements of Earnings —Years ended December 31, 2024, 2023 and 2022
Consolidated Statements of Shareholders’ Equity—Years ended December 31, 2024, 2023 and 2022
Consolidated Statements of Cash Flows—Years ended December 31, 2024, 2023 and 2022
Notes to Consolidated Financial Statements
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

10.3
Third Amendment to Credit Agreement, dated November 15, 2024, entered into among Progressive Finance Holdings, LLC, PROG Holdings, Inc. and other Guarantors party thereto, the Lenders party thereto and JPMorgan Chase Bank, N.A., as the Administrative Agent (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed with the SEC on November 19, 2024).

10.4	Consent Agreement dated February 21, 2020 (incorporated by reference to Exhibit 10.1 of Aaron's, Inc.'s Current Report on Form 8-K filed with the SEC on February 25, 2020).
10.5	Consent Order, dated April 22, 2020 (incorporated by reference to Exhibit 10.1 of Aaron's, Inc.'s Current Report on Form 8-K filed with the SEC on April 23, 2020).

Management Contracts and Compensatory Plans or Arrangements
10.6
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

10.8
Third Amendment to the Employees Retirement Plan, dated August 23, 2019 (incorporated by reference to Exhibit 10.1 of Aaron's, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 filed with the SEC on November 4, 2019).

10.9
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

10.11	Deferred Compensation Plan, 2020 Amendment and Restatement (incorporated by reference to Exhibit 10.5 of the Registrant's Current Report on Form 8-K filed with the SEC on October 16, 2020).
10.12
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

10.14
Amendment to Form of Executive Performance Share Award Agreement under the Aaron's, Inc. 2015 Equity and Incentive Award Plan (incorporated by reference to Exhibit 10.6 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 filed with the SEC on August 6, 2015).

10.15
Form of Executive Officer Restricted Stock Unit Award Agreement under the Aaron's, Inc. 2015 Equity and Incentive Award Plan (incorporated by reference to Exhibit 99.4 of the Registrant's Registration Statement on Form S-8 (333-204014) filed with the SEC on May 8, 2015).

10.16
Amendment to Form of Executive Officer Restricted Stock Unit Award Agreement under the Aaron's, Inc. 2015 Equity and Incentive Award Plan (incorporated by reference to Exhibit 10.8 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 filed with the SEC on August 6, 2015).

10.17
Executive Severance Pay Plan of PROG Holdings, Inc., Effective July 29, 2021 (incorporated by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 filed with the SEC on July 29, 2021).

10.18
Executive Severance Pay Plan of PROG Holdings, Inc., Effective November 8, 2023 (incorporated by reference to Exhibit 10.17 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on February 21, 2024).

10.19
Form of Severance and Change In Control Agreement, effective July 29, 2021 (incorporated by reference to Exhibit 10.2 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 filed with the SEC on July 29, 2021).

10.20
Form of Indemnification Agreement (incorporated by reference to Exhibit 10.29 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on February 26, 2021).

10.21
PROG Holdings, Inc. Amended and Restated 2015 Equity and Incentive Plan, 2022 Amendment and Restatement (incorporated by reference to Appendix B to the Company's Definitive Proxy Statement filed with the SEC on April 26, 2022).

10.22	PROG Holdings, Inc. Amended Employee Stock Purchase Plan (incorporated by reference to Appendix C to the Company's Definitive Proxy Statement filed with the SEC on April 26, 2022).
19*†	PROG Holdings, Inc. Insider Trading Policy
97
PROG Holdings, Inc. Incentive-Based Compensation Recoupment Policy (incorporated by reference to Exhibit 97 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on February 21, 2024).

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
ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 19, 2025.

PROG Holdings, Inc.

By:	/s/ BRIAN GARNER
Brian Garner
Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 19, 2025.

SIGNATURE	TITLE
/s/ STEVEN A. MICHAELS	Chief Executive Officer and Director (Principal Executive Officer)
Steven A. Michaels
/s/ BRIAN GARNER	Chief Financial Officer (Principal Financial Officer)
Brian Garner
/s/ MATT SEWELL	Vice President, Financial Reporting (Principal Accounting Officer)
Matt Sewell
/s/ KATHY T. BETTY	Director
Kathy T. Betty
/s/ DOUGLAS C. CURLING	Director
Douglas C. Curling
/s/ CYNTHIA N. DAY	Director
Cynthia N. Day
/s/ CURTIS L. DOMAN	Director
Curtis L. Doman
/s/ RAY M. ROBINSON	Director
Ray M. Robinson
/s/ JIM SMITH	Director
Jim Smith
/s/ CAROLINE SHEU	Director
Caroline Sheu
/s/ RAY MARTINEZ	Director
Ray Martinez
/s/ ROBERT JULIAN	Director
Robert Julian
/s/ DANIELA MIELKE	Director
Daniela Mielke