Form 10-Q
period 2025-03-31
PROG Holdings, Inc.
filed 2025-04-23
CIK 1808834

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ________________________________
 FORM 10-Q
________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED March 31, 2025
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

Large Accelerated Filer	☒		Accelerated Filer	☐

Non-Accelerated Filer	☐	(Do not check if a smaller reporting company)	Smaller Reporting Company	☐

Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act				☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
    Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class	Shares Outstanding as of April 18, 2025
Common Stock, $0.50 Par Value	40,354,012

PROG HOLDINGS, INC.

PART I – FINANCIAL INFORMATION
ITEM 1.FINANCIAL STATEMENTS
PROG HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	March 31, 2025	December 31, 2024
	(In Thousands, Except Share Data)
ASSETS:
Cash and Cash Equivalents	$213,301	$95,655
Accounts Receivable (net of allowances of $73,868 in 2025 and $71,607 in 2024)	66,576	80,225
Lease Merchandise (net of accumulated depreciation and allowances of $443,055 in 2025 and $440,831 in 2024)	555,399	680,242
Loans Receivable (net of allowances and unamortized fees of $56,566 in 2025 and $57,342 in 2024)	135,411	146,985
Property and Equipment, Net	21,227	21,443
Operating Lease Right-of-Use Assets	3,729	4,035
Goodwill	296,061	296,061
Other Intangibles, Net	69,775	73,775
Income Tax Receivable	9,342	10,644
Deferred Income Tax Assets	26,472	26,472
Prepaid Expenses and Other Assets	72,620	78,230
Total Assets	$1,469,913	$1,513,767
LIABILITIES & SHAREHOLDERS’ EQUITY:
Accounts Payable and Accrued Expenses	$110,773	$93,190
Deferred Income Tax Liabilities	64,392	74,320
Customer Deposits and Advance Payments	36,246	40,917
Operating Lease Liabilities	10,167	11,496
Debt, Net	593,887	643,563
Total Liabilities	815,465	863,486
Commitments and Contingencies (Note 4)
SHAREHOLDERS' EQUITY:
Common Stock, Par Value $0.50 Per Share: Authorized: 225,000,000 Shares at March 31, 2025 and December 31, 2024; Shares Issued: 82,078,654 at March 31, 2025 and December 31, 2024	41,039	41,039
Additional Paid-in Capital	345,282	358,538
Retained Earnings	1,498,703	1,469,450
	1,885,024	1,869,027
Less: Treasury Shares at Cost
Common Stock: 41,724,642 Shares at March 31, 2025 and 41,262,901 at December 31, 2024	(1,230,576)	(1,218,746)
Total Shareholders’ Equity	654,448	650,281
Total Liabilities & Shareholders’ Equity	$1,469,913	$1,513,767
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

PROG HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended March 31,
	2025	2024
	(In Thousands, Except Per Share Data)
REVENUES:
Lease Revenues and Fees	$651,557	$620,550
Interest and Fees on Loans Receivable	32,531	21,320
	684,088	641,870
COSTS AND EXPENSES:
Depreciation of Lease Merchandise	460,443	431,571
Provision for Lease Merchandise Write-offs	48,018	43,141
Operating Expenses	119,306	127,341
	627,767	602,053
OPERATING PROFIT	56,321	39,817
Interest Expense, Net	(9,090)	(8,250)
EARNINGS BEFORE INCOME TAX EXPENSE	47,231	31,567
INCOME TAX EXPENSE	12,513	9,601
NET EARNINGS	$34,718	$21,966
EARNINGS PER SHARE
Basic	$0.85	$0.50
Diluted	$0.83	$0.49
CASH DIVIDENDS DECLARED PER SHARE:
Common Stock	$0.13	$0.12
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	40,841	43,695
Diluted	41,851	44,528
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

PROG HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2025	2024
	(In Thousands)
OPERATING ACTIVITIES:
Net Earnings	$34,718	$21,966
Adjustments to Reconcile Net Earnings to Cash Provided by Operating Activities:
Depreciation of Lease Merchandise	460,443	431,571
Other Depreciation and Amortization	6,122	8,018
Provisions for Accounts Receivable and Loan Losses	98,958	85,405
Stock-Based Compensation	7,902	6,642
Deferred Income Taxes	(9,928)	(8,656)
Impairment of Assets	—	6,018
Non-Cash Lease Expense	(1,025)	(615)
Other Changes, Net	(15)	115
Changes in Operating Assets and Liabilities:
Additions to Lease Merchandise	(385,254)	(400,479)
Book Value of Lease Merchandise Sold or Disposed	49,654	44,916
Accounts Receivable	(70,947)	(68,520)
Prepaid Expenses and Other Assets	5,533	1,829
Income Tax Receivable and Payable	22,200	21,076
Accounts Payable and Accrued Expenses	(3,761)	(11,358)
Customer Deposits and Advance Payments	(4,671)	(2,195)
Cash Provided by Operating Activities	209,929	135,733
INVESTING ACTIVITIES:
Investments in Loans Receivable	(165,883)	(76,963)
Proceeds from Loans Receivable	163,753	75,448
Purchases of Property and Equipment	(1,962)	(2,096)
Proceeds from Sale of Property and Equipment	—	14
Cash Used in Investing Activities	(4,092)	(3,597)
FINANCING ACTIVITIES:
Repayments on Revolving Facility	(50,000)	—
Dividends Paid	(5,265)	(5,221)
Acquisition of Treasury Stock	(26,119)	(24,437)
Issuance of Stock Under Stock Option and Employee Purchase Plans	325	123
Cash Paid for Shares Withheld for Employee Taxes	(7,048)	(5,191)
Debt Issuance Costs	(84)	—
Cash Used in Financing Activities	(88,191)	(34,726)
Increase in Cash and Cash Equivalents	117,646	97,410
Cash and Cash Equivalents at Beginning of Period	95,655	155,416
Cash and Cash Equivalents at End of Period	$213,301	$252,826
Net Cash Paid (Received) During the Period:
Interest	$509	$224
Income Taxes	$300	$(3,836)
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
PROG Holdings’ ecosystem of financial technology offerings also includes Four Technologies, Inc. ("Four"), a Buy Now, Pay Later ("BNPL") company that allows shoppers to pay for merchandise through four interest-free installments. Shoppers use Four to purchase furniture, clothing, electronics, health and beauty products, footwear, jewelry, and other consumer goods from retailers across the United States. Four is not a reportable segment for the three month period ended March 31, 2025 as its financial results are not significant to the Company's condensed consolidated financial results.
Basis of Presentation
The preparation of the Company's condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States ("U.S. GAAP") for interim financial information requires management to make estimates and assumptions that affect the amounts reported in these condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Management does not believe these estimates or assumptions will change significantly in the future absent unidentified and unforeseen events, such as the possible direct or indirect impacts associated with elevated inflation, increasing unemployment rates, tariffs, and/or a recession in the United States.
The accompanying unaudited condensed consolidated financial statements do not include all information required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments, which are of a normal recurring nature, considered necessary for a fair presentation have been included in the accompanying unaudited condensed consolidated financial statements. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2024 (the "2024 Annual Report") filed with the United States Securities and Exchange Commission on February 19, 2025. The results of operations for the three months ended March 31, 2025 are not necessarily indicative of operating results for the full year.
Principles of Consolidation
The condensed consolidated financial statements include the accounts of PROG Holdings, Inc. and its subsidiaries, each of which is wholly-owned. Intercompany balances and transactions between consolidated entities have been eliminated.
Accounting Policies and Estimates
See Note 1 to the consolidated financial statements in the 2024 Annual Report for an expanded discussion of accounting policies and estimates.

PROG HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Earnings Per Share
Earnings per share is computed by dividing net earnings by the weighted average number of shares of common stock outstanding during the period. The computation of diluted earnings per share includes the dilutive effect of stock options, restricted stock units ("RSUs"), performance share units ("PSUs") and awards issuable under the Company's employee stock purchase plan ("ESPP") (collectively, "share-based awards") as determined under the treasury stock method. The following table shows the calculation of dilutive share-based awards:

	Three Months Ended March 31,
(Shares In Thousands)	2025	2024
Weighted Average Shares Outstanding	40,841	43,695
Dilutive Effect of Share-Based Awards	1,010	833
Weighted Average Diluted Shares Outstanding	41,851	44,528
Approximately 316,000 and 797,000 weighted-average share-based awards were excluded from the computation of diluted earnings per share during the three months ended March 31, 2025 and 2024, respectively, as the awards would have been anti-dilutive for the periods presented.
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

PROG HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
Accounts Receivable
Accounts receivable consist primarily of receivables due from customers of Progressive Leasing and amounted to $66.6 million and $80.2 million, net of allowances, as of March 31, 2025 and December 31, 2024, respectively.
The Company maintains an accounts receivable allowance, which primarily relates to its Progressive Leasing operations. The Company’s policy is to record an allowance for uncollectible renewal payments based on historical collection experience. Other qualitative factors, such as current and forecasted business trends, are considered in estimating the allowance. Given the significant uncertainty regarding the impacts of inflation, elevated interest rates, unemployment rates, and/or tariffs on our business, a high level of estimation was involved in determining the allowance. Therefore, actual future accounts receivable write-offs may differ materially from the allowance. The provision for uncollectible renewal payments is recorded as a reduction of lease revenues and fees within the condensed consolidated statements of earnings. For customer lease agreements that are past due, the Company's policy is to write off lease receivables after 120 days.
The following table shows the components of the accounts receivable allowance:

	Three Months Ended March 31,
(In Thousands)	2025	2024
Beginning Balance	$71,607	$64,180
Net Book Value of Accounts Written Off	(94,210)	(85,287)
Recoveries	11,875	11,023
Accounts Receivable Provision	84,596	74,356
Ending Balance	$73,868	$64,272

PROG HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Lease Merchandise
Progressive Leasing's merchandise consists primarily of furniture, appliances, electronics, mobile phones and accessories, jewelry, mattresses, automobile electronics and accessories, and a variety of other products, and is recorded at the lower of depreciated cost or net realizable value. Progressive Leasing depreciates lease merchandise to a $0 salvage value generally over 12 months. Depreciation is accelerated upon early buyout. All of Progressive Leasing's merchandise, net of accumulated depreciation and allowances, represents on-lease merchandise.
The Company records a provision for write-offs using the allowance method. The allowance method for lease merchandise write-offs estimates the merchandise losses incurred but not yet identified by management as of the end of the accounting period based on historical write-off experience. Other qualitative factors, such as current and forecasted customer payment trends, are considered in estimating the allowance. Given the significant uncertainty regarding the impacts of inflation, elevated interest rates, unemployment rates, and/or tariffs on our business, a high level of estimation was involved in determining the allowance as of March 31, 2025. Actual lease merchandise write-offs may differ materially from the allowance as of March 31, 2025. For customer lease agreements that are past due, the Company's policy is to write off lease merchandise after 120 days.
The following table shows the components of the allowance for lease merchandise write-offs, which is included within lease merchandise, net in the condensed consolidated balance sheets:

	Three Months Ended March 31,
(In Thousands)	2025	2024
Beginning Balance	$51,874	$44,180
Net Book Value of Merchandise Written off	(46,645)	(40,737)
Recoveries	1,823	1,666
Provision for Write-offs	48,018	43,141
Ending Balance	$55,070	$48,250
Vendor Incentives and Rebates Provided to POS Partners
Progressive Leasing has agreements with some of its POS partners that require additional consideration to be paid to the POS partner, including payments for exclusivity, rebates based on lease volume originations generated through the POS partners, and payments to the POS partners for marketing or other development initiatives to promote additional lease originations through these POS partners. Payments made to POS partners as consideration for them providing exclusivity to Progressive Leasing for lease-to-own transactions with customers of the POS partner are expensed on a straight-line basis over the exclusivity term. Rebates are accrued over the period the POS partner is earning the rebate, which is typically based on quarterly or annual lease origination volumes. Payments made to POS partners for marketing or development initiatives are expensed on a straight-line basis over the period the POS partner is earning the funds or the specified marketing term. Progressive Leasing expensed $9.1 million and $8.8 million for such additional consideration to POS partners during the three months ended March 31, 2025 and 2024, respectively. Expenses related to additional consideration provided to POS partners are classified within operating expenses in the condensed consolidated statements of earnings.
Loans Receivable, Net
Gross loans receivable primarily represents the principal balances of credit card charges at Vive's participating merchants that remain due from cardholders, plus unpaid interest and fees due from cardholders. The allowance and unamortized fees represent uncollectible amounts; merchant fee discounts, net of capitalized origination costs; promotional fee discounts; and deferred annual card fees. Loans receivable, net, also includes $27.0 million and $34.9 million of outstanding receivables from customers of Four as of March 31, 2025 and December 31, 2024, respectively.
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

PROG HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
The Company calculates Vive's allowance for loan losses based on internal historical loss information and incorporates observable and forecasted macroeconomic data over a six-month reasonable and supportable forecast period. Incorporating macroeconomic data could have a material impact on the measurement of the allowance to the extent that forecasted data changes significantly, such as higher forecasted inflation and unemployment rates. Subsequent to the six-month reasonable and supportable forecast period described above, the Company reverts to using historical loss information on a straight-line basis over a three-month period. The Company may also consider other qualitative factors in estimating the allowance, as necessary. For the purposes of determining the allowance as of March 31, 2025, management considered qualitative factors such as the macroeconomic conditions associated with the impacts of the economic uncertainty resulting from inflation, unemployment rates, and tariffs. The allowance for loan losses is maintained at a level considered appropriate to cover expected future losses of outstanding principal, interest and fees associated with the loans receivable portfolio. The appropriateness of the allowance is evaluated at each period end. To the extent that actual results differ from estimates of uncollectible loans receivable, the Company's results of operations and liquidity may be materially affected.
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
Vive extends or declines credit to an applicant through its bank partners based primarily upon the applicant's credit rating and other factors. Four extends or declines credit on an individual transaction basis using its proprietary decisioning platform, without using customer credit ratings. Four instead uses an internal model that utilizes factors such as banking data and user history to generate internal proprietary risk scores. Four's credit risk exposure is limited by smaller transaction values and a short loan duration.
Prepaid Expenses and Other Assets
Prepaid expenses and other assets consist of the following:

(In Thousands)	March 31, 2025	December 31, 2024
Prepaid Expenses	$36,808	$38,621
Prepaid Lease Merchandise	8,326	12,540
Prepaid Software Expenses	11,305	9,908
Unamortized Initial Direct Costs on Lease Agreement Originations	6,077	7,883
Other Assets	10,104	9,278
Prepaid Expenses and Other Assets	$72,620	$78,230
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

PROG HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consist of the following:

(In Thousands)	March 31, 2025	December 31, 2024
Accounts Payable	$10,965	$13,117
Accrued Salaries and Benefits	18,362	24,206
Accrued Sales and Personal Property Taxes	13,051	11,080
Income Taxes Payable	24,520	3,622
Uncertain Tax Positions	785	785
Accrued Vendor Rebates	4,452	11,704
Other Accrued Expenses and Liabilities	38,638	28,676
Accounts Payable and Accrued Expenses	$110,773	$93,190
Debt
On November 24, 2020, the Company entered into a credit agreement with a consortium of lenders providing for a $350.0 million senior revolving credit facility (the "Revolving Facility"). Under the credit agreement, as amended, all borrowings and commitments will mature or terminate on November 15, 2029. The Company uses the Revolving Facility when necessary to provide for working capital and capital expenditures, to finance future permitted acquisitions, and for other general corporate purposes. The Company incurred a total of $5.0 million of lender and legal fees related to the Revolving Facility and amendments thereto, which were recorded within prepaid expenses and other assets in the condensed consolidated balance sheets and will be deferred and amortized through the maturity date. The Company had $50.0 million of outstanding borrowings under the Revolving Facility as of December 31, 2024, which was subsequently repaid in full in January 2025. The Company had no outstanding borrowings and $350.0 million total available credit under the Revolving Facility as of March 31, 2025.
On November 26, 2021, the Company entered into an indenture in connection with an offering of $600 million aggregate principal amount of its 6.00% senior unsecured notes due 2029 (the "Senior Notes"). The Senior Notes were issued at 100% of their par value. Interest payments on the Senior Notes are payable semi-annually on May 15 and November 15 of each year, which commenced on May 15, 2022. The Senior Notes will mature on November 15, 2029. The Senior Notes are general unsecured obligations of the Company and are guaranteed by certain of the Company’s existing and future domestic subsidiaries.
The net proceeds from the Senior Notes were used to fund the purchase price, and related fees and expenses, of the Company’s tender offer to purchase $425 million of the Company’s common stock in 2022. The remaining proceeds were used for additional share repurchases in 2023.
At March 31, 2025, the Company was in compliance with all covenants related to its outstanding debt. See Note 7 to the consolidated financial statements in the 2024 Annual Report for further information regarding the Company's indebtedness.
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
The Company determined that there were no events or circumstances that occurred during the three months ended March 31, 2025 that would more likely than not reduce the fair value of Progressive Leasing or Four below their carrying amounts.

PROG HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Stock-Based Compensation
During the three months ended March 31, 2025, the Company issued 452,658 restricted stock units and 276,167 performance share units to certain employees, which vest over one to three-year periods for certain units or upon the achievement of specified performance conditions for other units. The weighted average fair value of the restricted stock and performance share awards was $29.17, which was based on the fair market value of the Company’s common stock on the dates of grant. The Company also issued 137,189 performance share units which may be earned after a three-year vesting period by achieving specified levels of total shareholder return ("TSR") of the Company’s common stock relative to the TSR of the S&P 600 Small Cap Index. The fair value of the TSR performance share units was $34.14, which was based on a grant date value using a Monte Carlo simulation model. The Company will recognize the grant date fair value of the restricted stock units and TSR performance share units as stock-based compensation expense over the requisite service period of one to three years. The Company will recognize the grant date fair value of the performance units as stock-based compensation expense over the estimated vesting period based on the Company's projected assessment of the performance conditions that are probable of being achieved in accordance with ASC 718, Stock-based Compensation.
Shareholders' Equity
Changes in shareholders' equity for the three months ended March 31, 2025 and 2024 are as follows:

	Treasury Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Total Shareholders’ Equity
(In Thousands)	Shares	Amount	Shares	Amount
Balance, December 31, 2024	(41,263)	$(1,218,746)	82,079	$41,039	$358,538	$1,469,450	$650,281
Cash Dividends, $0.13 per share	—	—	—	—	—	(5,465)	(5,465)
Stock-Based Compensation	—	—	—	—	7,806	—	7,806
Reissued Shares	474	14,338	—	—	(21,062)	—	(6,724)
Repurchased Shares	(936)	(26,168)	—	—	—	—	(26,168)
Net Earnings	—	—	—	—	—	34,718	34,718
Balance, March 31, 2025	(41,725)	$(1,230,576)	82,079	$41,039	$345,282	$1,498,703	$654,448

	Treasury Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Total Shareholders’ Equity
(In Thousands)	Shares	Amount	Shares	Amount
Balance, December 31, 2023	(38,405)	$(1,095,202)	82,079	$41,039	$352,421	$1,293,073	$591,331
Cash Dividends, $0.12 per share	—	—	—	—	—	(5,337)	(5,337)
Stock-Based Compensation	—	—	—	—	6,689	—	6,689
Reissued Shares	281	7,391	—	—	(12,460)	—	(5,069)
Repurchased Shares	(781)	(24,490)	—	—	—	—	(24,490)
Net Earnings	—	—	—	—	—	21,966	21,966
Balance, March 31, 2024	(38,905)	$(1,112,301)	82,079	$41,039	$346,650	$1,309,702	$585,090

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
Recent Accounting Pronouncements
In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update 2023-07, "Segment Reporting (Topic 280): Improvements to Reporting Segment Disclosures" ("ASU 2023-07"). ASU 2023-07 requires expanded disclosures, including the disclosure of significant segment expenses and other segment items required to reconcile the difference between segment revenue and segment expenses to segment profit or loss on an annual and interim basis. ASU 2023-07 also requires disclosure of the title and position of the chief operating decision maker, and is required to be applied retrospectively. It is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company adopted ASU 2023-07 for the year ended December 31, 2024, and included additional disclosures as required in the 2024 Annual Report and Note 6 of this Quarterly Report on Form 10-Q. There was no impact on our financial position and/or results of operations.
In December 2023, the FASB issued ASU 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures." The amended guidance will improve the transparency of income tax disclosures by requiring specific categories in the effective tax rate reconciliation and the disclosure of income taxes paid disaggregated by jurisdiction, along with other disclosure requirements. It is effective for fiscal years beginning after December 15, 2024, and can be applied on a prospective or retrospective basis. Early adoption is permitted. We plan to adopt this pronouncement for our fiscal year beginning January 1, 2025, and will include the additional disclosures as required in the Company's 2025 Annual Report on Form 10-K. We do not expect the amended guidance to have a material impact on our consolidated financial statements.
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

(In Thousands)	March 31, 2025			December 31, 2024
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Deferred Compensation Liability	$—	$3,000	$—	$—	$2,971	$—
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
The following table summarizes the fair value of the Company's fixed-rate debt and the loans receivable held by Vive and Four:

(In Thousands)	March 31, 2025			December 31, 2024
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Senior Notes	$—	$553,500	$—	$—	$573,720	$—
Loans Receivable, Net	$—	$—	$164,140	$—	$—	$172,892
NOTE 3. LOANS RECEIVABLE
The following is a summary of the Company’s loans receivable, net:

(In Thousands)	March 31, 2025	December 31, 2024
Loans Receivable, Gross	$191,977	$204,327
Unamortized Fees	(9,202)	(9,559)
Loans Receivable, Amortized Cost	182,775	194,768
Allowance for Loan Losses	(47,364)	(47,783)
Loans Receivable, Net of Allowances and Unamortized Fees[1]	$135,411	$146,985
1 Loans Receivable, Net of Allowances and Unamortized Fees attributable to Four was $27.0 million and $34.9 million as of March 31, 2025 and December 31, 2024, respectively.

PROG HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Vive extends or declines credit to an applicant through its bank partners based primarily upon the applicant's credit rating and other factors. Four extends or declines credit on an individual transaction basis using its proprietary decisioning platform, without using customer credit ratings. Four instead uses an internal model that utilizes factors such as banking data and user history to generate internal proprietary risk scores. Four groups its internal risk scores into three categories that range from A to C, with an A rating representing the highest credit quality. Below is a summary of the credit quality of the Company's loan portfolio as of March 31, 2025 and December 31, 2024 by FICO score and proprietary risk category, as determined at the time of loan origination:

FICO Score Category	March 31, 2025	December 31, 2024
Vive - FICO Score Category:
700 or greater	13.2%	12.8%
Between 700 and 600	76.1%	76.9%
600 or less	10.7%	10.3%

Four - Proprietary Risk Category:
Category A	29.6%	26.9%
Category B	44.7%	48.6%
Category C	25.7%	24.5%
The table below presents credit quality indicators of the amortized cost of the Company's loans receivable by origination year:

As of March 31, 2025 (In Thousands)	2025	2024	2023 and Prior	Revolving Loans	Total
Vive - FICO Score Category:
700 or greater	$—	$—	$—	$18,391	$18,391
Between 700 and 600	—	—	—	108,967	108,967
600 or less	—	—	—	15,314	15,314

Four - Propriety Risk Category:
Category A	9,974	501	—	—	10,475
Category B	13,922	1,900	—	—	15,822
Category C	7,619	1,494	—	—	9,113
No Score Identified	4,693	—	—	—	4,693
Total Amortized Cost	$36,208	$3,895	$—	$142,672	$182,775

Gross Charge-offs by Origination Year for the Three Months Ended March 31, 2025	$296	$5,751	$—	$11,268	$17,315
Included in the table below is an aging of the loans receivable, gross balance:

(Dollar Amounts in Thousands)
Aging Category	March 31, 2025	December 31, 2024
30-59 Days Past Due	6.2%	7.7%
60-89 Days Past Due	3.6%	3.8%
90 or More Days Past Due	6.2%	4.9%
Past Due Loans Receivable	16.0%	16.4%
Current Loans Receivable	84.0%	83.6%
Balance of Credit Card Loans on Nonaccrual Status	$4,044	$4,793
Balance of Loans Receivable Greater than 90 Days Past Due and Still Accruing Interest and Fees	$—	$—

PROG HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The table below presents the components of the allowance for loan losses:

	Three Months Ended March 31,
(In Thousands)	2025	2024
Beginning Balance	$47,783	$40,620
Provision for Loan Losses	14,362	11,049
Charge-offs	(17,315)	(14,423)
Recoveries	2,534	1,751
Ending Balance	$47,364	$38,997
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
At March 31, 2025 and December 31, 2024, the Company had accrued $0.5 million for pending legal and regulatory matters for which it believes losses are probable and the amount of the loss can be reasonably estimated. The Company records its best estimate of the loss to legal and regulatory liabilities in accounts payable and accrued expenses in the condensed consolidated balance sheets. The Company estimates the aggregate range of reasonably possible loss in excess of accrued liabilities for such probable loss contingencies is immaterial. Those matters for which a probable loss cannot be reasonably estimated are not included within the estimated ranges.
At March 31, 2025, the Company estimated that the aggregate range of loss for all material pending legal and regulatory proceedings for which a loss is reasonably possible, but less likely than probable (i.e., excluding the contingencies described in the preceding paragraph), is immaterial. Those matters for which a reasonable estimate is not possible are not included within estimated ranges and, therefore, the estimated ranges do not represent the Company's maximum loss exposure. The Company’s estimates for legal and regulatory accruals, aggregate probable loss amounts and reasonably possible loss amounts are all subject to the uncertainties and variables described above.
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

PROG HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
During the third quarter of 2023, Progressive Leasing experienced a cybersecurity incident affecting certain data and IT systems of Progressive Leasing. Promptly after detecting the incident, the Company engaged third-party cybersecurity experts and took immediate steps to respond to, remediate and investigate the incident. Law enforcement was also notified. Based on the Company's investigation, the Company determined that the data involved in the incident contained a substantial amount of personally identifiable information, including social security numbers, of Progressive Leasing's customers and other individuals. With the assistance of its cybersecurity experts, the Company located the Progressive Leasing customers and other individuals whose information was impacted and notified them, consistent with state and federal requirements. The Company also took a number of additional measures to demonstrate its continued support and commitment to data privacy and protection.
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
Off-Balance Sheet Risk
The Company, through its Vive segment, had unconditionally cancellable unfunded lending commitments totaling $459.8 million and $461.1 million as of March 31, 2025 and December 31, 2024, respectively, that do not give rise to revenues and cash flows. These unfunded commitments arise in the ordinary course of business from credit card agreements with individual cardholders that give them the ability to borrow, against unused amounts, up to the maximum credit limit assigned to their account. While these unfunded amounts represent the total available unused lines of credit, the Company does not anticipate that all cardholders will utilize their entire available line at any given point in time. Commitments to extend unsecured credit are agreements to lend to a cardholder so long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

PROG HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 5. RESTRUCTURING EXPENSES
During 2022, the Company initiated restructuring activities intended to reduce expenses, consolidate certain segment corporate headquarters, and align the cost structure of the business with the Company's near-term revenue outlook. The Company has incurred aggregate expenses of $44.2 million since the inception of the restructuring activities in 2022. These costs were primarily comprised of early contract termination costs related to certain independent sales agreements and a third party service and marketing agreement, employee severance within Progressive Leasing, and operating lease right-of-use ("ROU") asset impairment charges related to the relocation of the Vive corporate headquarters to the Company's corporate office building and a reduction of management and information technology space. The Company will continue to monitor the impacts of changes in macroeconomic conditions on its businesses and may take additional steps to further adjust the Company's cost structure based on unfavorable changes in these conditions, which may result in further restructuring charges in future periods.
The Company did not have any significant restructuring expenses during the three months ended March 31, 2025. The following tables summarize restructuring charges recorded within operating expenses in the condensed consolidated statements of earnings for the three months ended March 31, 2024:

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
The following table summarizes the accrual and payment activity related to the restructuring program for the three months ended March 31, 2025 and 2024:

(In Thousands)	Severance	Early Contract Termination Costs	Other Restructuring Activities	Total
Balance at December 31, 2024	$2,325	$1,600	$—	$3,925
Charges	1	—	5	6
Cash Payments	(246)	—	(5)	(251)
Balance at March 31, 2025	$2,080	$1,600	$—	$3,680

(In Thousands)	Severance	Early Contract Termination Costs	Other Restructuring Activities	Total
Balance at December 31, 2023	$2,675	$2,500	$—	$5,175
Charges	4,106	7,750	140	11,996
Cash Payments	(4,608)	(10,250)	(110)	(14,968)
Balance at March 31, 2024	$2,173	$—	$30	$2,203
NOTE 6. SEGMENTS
As of March 31, 2025, the Company has two reportable segments: Progressive Leasing and Vive.
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
Four is a BNPL company that allows shoppers to pay for merchandise through four interest-free installments. Four is not a reportable segment for the three month periods ended March 31, 2025 and 2024 as its financial results are not significant to the Company's consolidated financial results. The revenues, loss before income taxes, and assets of Four are included within Other, along with the Company's other strategic initiatives.
Factors Used by Management to Identify the Reportable Segments
The Company's reportable segments are based on the operations of the Company that the chief operating decision maker ("CODM") regularly reviews to analyze performance and allocate resources among business units of the Company. The Company's CODM is its President and CEO.
Segment Assets and Segment Profit or Loss
The CODM evaluates operating segment performance and decides how to allocate resources based on segment revenues and earnings (loss) before income tax expense. The Company determines earnings (loss) before income tax expense for all reportable segments in accordance with U.S. GAAP. The CODM uses this information to evaluate the profitability of the Company's reportable segments and make decisions on future business plans.
The Company incurred various corporate overhead expenses for certain executive management, legal, human resources, finance, facilities, audit, risk management, technology, and other overhead functions during the three months ended March 31, 2025 and 2024. Corporate overhead expenses incurred are primarily reflected as expenses of the Progressive Leasing segment and an immaterial amount was allocated to the Vive segment and Other. The allocation of corporate overhead costs to Progressive Leasing, Vive and Other was consistent with how the CODM analyzed performance and allocated resources among the segments of the Company.
The following is a summary of total assets by segment:

(In Thousands)	March 31, 2025	December 31, 2024
Assets:
Progressive Leasing	$1,258,466	$1,282,585
Vive	135,486	137,762
Other	75,961	93,420
Total Assets	$1,469,913	$1,513,767
The following is a summary of capital expenditures by segment:

	Three Months Ended March 31,
(In Thousands)	2025	2024
Capital Expenditures:[1]
Progressive Leasing	$1,219	$1,405
Vive	19	68
Other	724	623
Total Capital Expenditures	$1,962	$2,096
1Capital expenditures primarily consists of internal-use software, as well as computer hardware and furniture and equipment.

PROG HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table presents a summary of segment revenues, significant segment expenses, other segment items, and profit and loss information for the three months ended March 31, 2025 and 2024. The revenues and loss before income taxes within Other is comprised of the operating activities of Four and certain other strategic initiatives.

	Three Months Ended March 31, 2025
(In Thousands)	Progressive Leasing	Vive	Other	Total
Revenues:
Lease Revenues and Fees[1]	$651,557	$—	$—	$651,557
Interest and Fees on Loans Receivable[2]	—	15,660	16,871	32,531
Total Revenues	651,557	15,660	16,871	684,088

Significant Segment Expenses:[3]
Depreciation of Lease Merchandise	460,443	—	—	460,443
Provision for Lease Merchandise Write-offs	48,018	—	—	48,018
Selling, General and Administrative	82,174	7,299	9,343	98,816
Provision for Loan Losses	—	8,861	5,501	14,362
Total	590,635	16,160	14,844	621,639

Other Segment Items:
Depreciation and Amortization[4]	5,128	147	847	6,122
Restructuring Expenses	6	—	—	6
Interest Expense[5]	9,964	186	1,741	11,891
Interest Income[5]	(2,801)	—	—	(2,801)
Total	12,297	333	2,588	15,218

Earnings (Loss) Before Income Tax Expense	$48,625	$(833)	$(561)	$47,231
1 Revenue within the scope of ASC 842, "Leases."
2 Revenue within the scope of ASC 310, "Receivables." Also included within Interest and Fees on Loans Receivable for the Other category is $6.2 million of subscription fee and interchange revenue within the scope of ASC 606, "Revenues from Contracts with Customers."
3 The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.
4 Excludes depreciation of lease merchandise, which is not included in the CODM's measure of depreciation and amortization.
5 Intersegment interest income and expense of $2.0 million are included within the amounts shown.

PROG HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended March 31, 2024
(In Thousands)	Progressive Leasing	Vive	Other	Total
Revenues:
Lease Revenues and Fees[1]	$620,550	$—	$—	$620,550
Interest and Fees on Loans Receivable[2]	—	16,051	5,269	21,320
Total Revenues	620,550	16,051	5,269	641,870

Significant Segment Expenses:[3]
Depreciation of Lease Merchandise	431,571	—	—	431,571
Provision for Lease Merchandise Write-offs	43,141	—	—	43,141
Selling, General and Administrative	76,573	6,769	6,918	90,260
Provision for Loan Losses	—	8,198	2,851	11,049
Total	551,285	14,967	9,769	576,021

Other Segment Items:
Depreciation and Amortization[4]	7,231	166	621	8,018
Restructuring Expenses	18,014	—	—	18,014
Interest Expense[5]	9,676	—	—	9,676
Interest Income[5]	(1,109)	—	(317)	(1,426)
Total	33,812	166	304	34,282

Earnings (Loss) Before Income Tax Expense	$35,453	$918	$(4,804)	$31,567
1 Revenue within the scope of ASC 842, "Leases."
2 Revenue within the scope of ASC 310, "Receivables." Also included within Interest and Fees on Loans Receivable for the Other category is $1.4 million of subscription fee and interchange revenue within the scope of ASC 606, "Revenues from Contracts with Customers."
3 The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.
4 Excludes depreciation of lease merchandise, which is not included in the CODM's measure of depreciation and amortization.
5 Intersegment interest income and expense of $0.3 million are included within the amounts shown.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Special Note Regarding Forward-Looking Information: Except for historical information contained herein, the matters set forth in this Form 10-Q are forward-looking statements. These statements are based on management’s current expectations and plans, which involve risks and uncertainties. Such forward-looking statements generally can be identified by the use of forward-looking terminology such as "anticipate," "believe," "could," "estimate," "expect," "intend," "plan," "project," "would," "should," and similar expressions. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the filing date of this Quarterly Report and which involve risks and uncertainties that may cause actual results to differ materially from those set forth in these statements. These risks and uncertainties include factors that could cause our actual results and financial condition to differ materially from those expressed or implied in our forward-looking statements. Such risks and uncertainties include, among others, those discussed in "Item 1A. Risk Factors" in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (the "2024 Annual Report") and in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2025. Except as required by law, the Company undertakes no obligation to update these forward-looking statements to reflect subsequent events or circumstances after the filing date of this Quarterly Report.
The following discussion should be read in conjunction with the condensed consolidated financial statements as of and for the three months ended March 31, 2025 and 2024, including the notes to those statements, appearing elsewhere in this report. We also suggest that management’s discussion and analysis appearing in this report be read in conjunction with the management’s discussion and analysis and consolidated financial statements included in our 2024 Annual Report.
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
Four Technologies, Inc. ("Four") is a Buy Now, Pay Later ("BNPL") company that allows shoppers to pay for merchandise through four interest-free installments. Four’s proprietary platform capabilities and its base of customers and retailers expand PROG Holdings’ ecosystem of financial technology offerings by introducing a payment solution that further diversifies the Company's consumer financial technology offerings. Shoppers use Four to purchase furniture, clothing, electronics, health and beauty products, footwear, jewelry, and other consumer goods from retailers across the United States. Four is not expected to be a reportable segment in 2025 as its financial results are not expected to be significant to the Company's consolidated financial results in 2025. Four's financial results are reported within "Other" for segment reporting purposes.
PROG Holdings also owns Build, a credit building financial management tool. Build is not expected to be a reportable segment in 2025 as its financial results are not expected to be significant to the Company's consolidated financial results in 2025. Build's financial results are reported within "Other" for segment reporting purposes.
Macroeconomic and Business Environment
Progressive Leasing entered the first quarter of 2025 with a larger lease portfolio, as measured by its gross leased asset balance, which resulted in an increase in revenues when compared to the first quarter of 2024. Despite the increase in demand for our lease-to-own offerings during 2024, the Company continues to operate in a challenging macroeconomic environment. For example, one of Progressive Leasing's major POS partners filed for bankruptcy in late 2024, resulting in the permanent closure of many of its stores. The loss of this POS partner resulted in an unfavorable impact on Progressive Leasing's GMV in the first quarter of 2025.

Progressive Leasing customer payment delinquencies were elevated at the end of 2024 and during the first quarter of 2025, which prompted us to tighten our decisioning posture to maintain a healthy lease portfolio. The higher delinquencies resulted in the provision for lease merchandise write-offs, as a percentage of lease revenues, increasing to 7.4% in the first quarter of 2025 compared to 7.0% in the same period in 2024, but still within the Company's targeted annual range of 6% to 8%.
Due to inflationary pressures in recent years, the cost of living remains significantly higher than it was prior to 2020, particularly with respect to housing, food and gas costs. We believe the increased cost of living has had a disproportionate negative effect on the customers we serve and an unfavorable impact on our GMV and financial performance in the first quarter of 2025. We believe the inflationary pressures, the cost of living and elevated interest rates for extended periods, coupled with uncertainty in the overall macroeconomic environment, including recent changes in tariff-related policies, also unfavorably impacted consumer confidence within our customer base, resulting in a decrease in demand for the types of merchandise offered by many of our key national and regional POS partners.
Highlights
The following summarizes significant financial highlights from the three months ended March 31, 2025:
•We reported revenues of $684.1 million, which was a 6.6% increase compared to the $641.9 million we reported for the first quarter of 2024, as a result of a larger lease portfolio entering the first quarter of 2025.
•GMV decreased by $16.6 million for Progressive Leasing and increased by $4.7 million for Vive in the first quarter of 2025, compared to the same period in the prior year. The decrease in GMV for Progressive Leasing was due to the bankruptcy of a major POS partner in late 2024 and tightening of our decisioning posture. We believe the reduction in GMV was also driven by inflationary pressures, elevated cost of living, and an uncertain macroeconomic outlook, all of which have negatively impacted consumer confidence and demand for our lease-to-own offering when compared to the same period in the prior year. The increase in GMV for Vive was due to the expansion of loan origination programs associated with Vive's national retail merchants. GMV from our Other operations increased by $71.1 million, due to an increase in Four loan originations in the first quarter of 2025 compared to the first quarter of 2024.
•Earnings before income taxes increased to $47.2 million compared to $31.6 million in the same period in 2024. The increase was primarily driven by lower restructuring costs and increased revenues. The increase in earnings before income taxes was partially offset by increases in the provision for lease merchandise write-offs, provision for loan losses, and certain sales, general and administrative expenses.

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
The following table presents our GMV for the Company for the periods presented:

	Three Months Ended March 31,		Change
(In Thousands)	2025	2024	$	%
Progressive Leasing	$401,962	$418,512	$(16,550)	(4.0)%
Vive	36,272	31,602	4,670	14.8
Other	119,863	48,791	71,072	145.7
Total GMV	$558,097	$498,905	$59,192	11.9%
Progressive Leasing's GMV decreased compared to the first quarter of 2024 due to the bankruptcy of a major POS partner in late 2024 and tightening of our decisioning posture. We believe the reduction in GMV was also driven by inflationary pressures, an elevated cost of living, and an uncertain macroeconomic outlook, all of which have negatively impacted consumer confidence and demand for our lease-to-own offering when compared to the same period in the prior year. E-commerce channels generated 16.8% of Progressive Leasing's GMV in the first quarter of 2025 compared to 16.3% in the first quarter of 2024. The increase in Vive's GMV was due to the expansion of loan origination programs associated with Vive's national retail merchants when compared to the same period in the prior year. GMV from Other increased due to an increase in Four loan originations.
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

As of March 31 (In Thousands)	2025	2024
Active Customer Count:
Progressive Leasing	828	819
Vive	88	83
Other	388	99
The number of active customers for Progressive Leasing and Vive was essentially flat compared to the same period in the prior year. The increase in the number of customers for Other was the result of continued growth in Four and our other strategic businesses.

Key Components of Earnings Before Income Tax Expense
In this MD&A section, we review our condensed consolidated results. For the three months ended March 31, 2025 and the comparable prior year periods, some of the key revenue, cost and expense items that affected earnings before income taxes were as follows:
Revenues. We separate our total revenues into two components: (i) lease revenues and fees and (ii) interest and fees on loans receivable. Lease revenues and fees include all revenues derived from lease agreements from our Progressive Leasing segment. Lease revenues are recorded net of a provision for uncollectible renewal payments. Interest and fees on loans receivable represents merchant fees, finance charges and annual and other fees earned on outstanding loans in our Vive segment and, to a lesser extent, from Four and our other strategic businesses.
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

Results of Operations – Three months ended March 31, 2025 and 2024

	Three Months Ended March 31,		Change
(In Thousands)	2025	2024	$	%
REVENUES:
Lease Revenues and Fees	$651,557	$620,550	$31,007	5.0%
Interest and Fees on Loans Receivable	32,531	21,320	11,211	52.6
	684,088	641,870	42,218	6.6
COSTS AND EXPENSES:
Depreciation of Lease Merchandise	460,443	431,571	28,872	6.7
Provision for Lease Merchandise Write-Offs	48,018	43,141	4,877	11.3
Operating Expenses	119,306	127,341	(8,035)	(6.3)
	627,767	602,053	25,714	4.3
OPERATING PROFIT	56,321	39,817	16,504	41.4
Interest Expense, Net	(9,090)	(8,250)	(840)	10.2
EARNINGS BEFORE INCOME TAX EXPENSE	47,231	31,567	15,664	49.6
INCOME TAX EXPENSE	12,513	9,601	2,912	30.3
NET EARNINGS	$34,718	$21,966	$12,752	58.1%
Revenues
Information about our revenues by source and reportable segment is as follows:

	Three Months Ended March 31, 2025				Three Months Ended March 31, 2024
(In Thousands)	Progressive Leasing	Vive	Other	Total	Progressive Leasing	Vive	Other	Total
Lease Revenues and Fees	$651,557	$—	$—	$651,557	$620,550	$—	$—	$620,550
Interest and Fees on Loans Receivable	—	15,660	16,871	32,531	—	16,051	5,269	21,320
Total	$651,557	$15,660	$16,871	$684,088	$620,550	$16,051	$5,269	$641,870
The increase in Progressive Leasing revenues was primarily due to a larger lease portfolio entering the period, as measured by its gross leased asset balance, resulting from the 9.1% increase in GMV for the fourth quarter of 2024 as compared to the fourth quarter of 2023. Progressive Leasing revenues also increased due to higher early buyouts in the first quarter of 2025 compared to the same quarter in 2024. Vive revenues declined slightly due to a smaller loan portfolio entering the first quarter of 2025 as compared to the first quarter of 2024. The increase to Other revenue was primarily driven by an increase in Four's GMV as compared to the same period in 2024, due to increased loan originations.

Operating Expenses
Information about certain significant components of operating expenses for the first quarter of 2025 as compared to the first quarter of 2024 is as follows:

	Three Months Ended March 31,		Change
(In Thousands)	2025	2024	$	%
Personnel Costs[1]	$45,156	$44,705	$451	1.0%
Stock-Based Compensation	7,902	6,642	1,260	19.0
Occupancy Costs	895	1,367	(472)	(34.5)
Advertising	4,158	3,694	464	12.6
Professional Services	9,640	6,546	3,094	47.3
Sales Acquisition Expense[2]	8,257	7,905	352	4.5
Computer Software Expense[3]	7,547	7,287	260	3.6
Bank Service Charges	2,958	2,952	6	0.2
Other Sales, General and Administrative Expense	12,303	9,162	3,141	34.3
Sales, General and Administrative Expense	98,816	90,260	8,556	9.5
Provision for Loan Losses	14,362	11,049	3,313	30.0
Depreciation and Amortization	6,122	8,018	(1,896)	(23.6)
Restructuring Expense	6	18,014	(18,008)	(100.0)
Operating Expenses	$119,306	$127,341	$(8,035)	(6.3)%
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
Professional services increased $3.1 million compared to the same period in 2024, primarily due to a $3.0 million increase at Progressive Leasing resulting from higher technology-related costs and an increase in legal costs. Professional services also increased $0.1 million at Vive.
Other sales, general and administrative expense increased $3.1 million compared to the same period in 2024, primarily due to a $2.8 million increase within our Other operations, due to higher processing fees from our continued GMV growth at Four and our other strategic operating expenses.
Provision for loan losses increased $3.3 million compared to the same period in 2024. The increase was primarily the result of a $2.6 million increase in the provision for loan losses for our Other operations, due to the continued growth of our Four business and our other strategic operations. The provision for loan losses at Vive also increased $0.7 million resulting from a higher allowance for loan receivable losses primarily driven by uncertainty in the overall macroeconomic environment.
Restructuring expense decreased $18.0 million at Progressive Leasing compared to the same period in 2024. In 2025, there were no new restructuring activities and the expense was not significant. For the same period in 2024, restructuring costs included $7.8 million associated with the early termination of an independent sales agent agreement, $6.0 million of operating lease right-of-use asset and other fixed asset impairment charges related to the reduction of Progressive Leasing office space, $4.1 million of employee severance within Progressive Leasing and $0.1 million of other restructuring costs.
Other Costs and Expenses
Depreciation of lease merchandise. Depreciation of lease merchandise increased by 6.7% during the three months ended March 31, 2025 compared to the same period in 2024. The increase was primarily due to growth in the Company's lease portfolio entering the first quarter of 2025. As a percentage of lease revenues and fees, depreciation of lease merchandise increased to 70.7% from 69.5% in the prior year quarter, primarily due to a higher level of early buyouts during the three months ended March 31, 2025 as compared to the same period in 2024.

Provision for lease merchandise write-offs. The provision for lease merchandise write-offs increased $4.9 million compared to the same period in 2024. The provision for lease merchandise write-offs as a percentage of lease revenues increased to 7.4% during the first quarter of 2025 from 7.0% in the same period in 2024. The increase was due to higher write-offs and delinquencies in the first quarter of 2025 compared to the same period in 2024. Given the significant economic uncertainty resulting from persistent inflationary pressures, increased interest rates for an extended period, and/or the impact of tariffs, and the potential effects of such developments on Progressive Leasing's POS partners, customers, and business going forward, a high level of estimation was involved in determining the allowance as of March 31, 2025. Actual lease merchandise write-offs could differ materially from the allowance for those write-offs.
Interest expense, net. Information about interest expense and interest income is as follows:

	Three Months Ended March 31,		Change
(In Thousands)	2025	2024	$	%
Interest Expense, Net:
Interest Expense	$9,964	$9,676	$288	3.0%
Interest Income	(874)	(1,426)	552	(38.7)
Total Interest Expense, Net	$9,090	$8,250	$840	10.2%
Earnings Before Income Tax Expense
Information about our earnings before income tax expense by reportable segment is as follows:

	Three Months Ended March 31,		Change
(In Thousands)	2025	2024	$	%
EARNINGS BEFORE INCOME TAX EXPENSE:
Progressive Leasing	$48,625	$35,453	$13,172	37.2%
Vive	(833)	918	(1,751)	nmf
Other	(561)	(4,804)	4,243	(88.3)
Total Earnings Before Income Tax Expense	$47,231	$31,567	$15,664	49.6%
nmf - Calculation is not meaningful
The loss before income tax expense within Other primarily relates to losses from our other strategic operations. Factors impacting the change in earnings before income taxes for each reporting segment are discussed above.
Income Tax Expense
Income tax expense increased to $12.5 million for the three months ended March 31, 2025 compared to $9.6 million in the prior year comparable period, primarily due to higher earnings before income tax expense. The effective income tax rate was 26.5% for the three months ended March 31, 2025 compared to 30.4% for the same period in 2024. The decrease in the effective income tax rate was primarily the result of discrete income tax expense in 2024 related to uncertain tax position liabilities.

Overview of Financial Position
The major changes in the condensed consolidated balance sheet from December 31, 2024 to March 31, 2025 include:
•Cash and cash equivalents increased $117.6 million to $213.3 million during the three months ended March 31, 2025. For additional information, refer to the "Liquidity and Capital Resources" section below.
•Accounts receivable, net of allowances, decreased $13.6 million primarily due to a 32.7% decrease in Progressive Leasing's GMV for the first quarter of 2025 as compared to the fourth quarter of 2024 and seasonally higher customer payment trends in the first quarter.
•Lease merchandise, net of accumulated depreciation and allowances, decreased $124.8 million due primarily to a 32.7% decrease in Progressive Leasing's GMV for the first quarter of 2025 as compared to the fourth quarter of 2024. Seasonally higher exercises of early buyouts during the first quarter also contributed to the decrease.
•Accounts payable and accrued expenses increased $17.6 million primarily due to a $20.9 million increase to income taxes payable as compared to December 31, 2024.
•Debt, net decreased $49.7 million due to repayment in January 2025 of the $50.0 million balance that was outstanding on the Revolving Facility as of December 31, 2024.

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
Our capital requirements have been financed through:
•cash flows from operations;
•private debt offerings;
•bank debt; and
•stock offerings.
As of March 31, 2025, the Company had $213.3 million of cash, $350.0 million of availability under the Revolving Facility, and $600.0 million of gross indebtedness.
Cash Provided by Operating Activities
Cash provided by operating activities was $209.9 million and $135.7 million during the three months ended March 31, 2025 and 2024, respectively. The $74.2 million increase in operating cash flows was primarily due to an increase in cash received from exercises of early lease buyout options, a $15.2 million decrease in cash paid for lease merchandise, and a $7.6 million decrease in cash payments on accounts payable and accrued expenses. Operating cash flows were negatively impacted by a $4.1 million increase in cash paid for taxes when compared to the same period in 2024. Other changes in cash provided by operating activities are discussed above in our discussion of results for the three months ended March 31, 2025.
Cash Used in Investing Activities
Cash used in investing activities was $4.1 million and $3.6 million during the three months ended March 31, 2025 and 2024, respectively. The $0.5 million increase in investing cash outflows was primarily the result of an $88.9 million increase in cash investments in loans receivable due mainly to growth in Four loan originations. This increase in loan originations was partially offset by a $88.3 million increase in proceeds from loans receivable, primarily due to an increase in Four loan repayments.
Cash Used in Financing Activities
Cash used in financing activities was $88.2 million during the three months ended March 31, 2025 compared to $34.7 million during the same period in 2024. Cash used in financing activities during the three months ended March 31, 2025 was primarily for the repayment of $50.0 million that was drawn on our revolving credit facility during the fourth quarter of 2024, $26.1 million for share repurchases and $5.3 million paid for cash dividends. Cash used in financing activities during the three months ended March 31, 2024 consisted of no debt repayment, $24.4 million of share repurchases and $5.2 million paid for cash dividends.

Share Repurchases
We purchase our stock in the market from time to time as authorized by our Board of Directors. Effective February 21, 2024, the Company's Board of Directors reauthorized the repurchase of Company common stock at an aggregate purchase price of up to $500 million under the Company's existing share repurchase program, with such reauthorized share repurchase program to be extended for a period of three years from February 21, 2024, or until the $500 million aggregate purchase price of Company common stock purchased pursuant to the reauthorized share repurchase program has been met, whichever occurs first.
The Company repurchased 935,992 shares for $26.1 million during the three months ended March 31, 2025. That amount does not include any excise tax that may be assessed on those repurchases. As of March 31, 2025, we had the authority to purchase additional shares up to our remaining authorization limit of $335.2 million.
Dividends
On February 26, 2025, our Board of Directors declared a quarterly cash dividend in the amount of $0.13 per share of outstanding common stock, which was paid on March 25, 2025. Aggregate dividend payments during the three months ended March 31, 2025 were $5.3 million. While we expect to continue paying quarterly cash dividends in future periods, the future payment of dividends, if permitted, will be at the sole discretion of our Board of Directors and will depend on our capital allocation strategy at that time as well as other factors, including our earnings, financial condition, and other considerations that our Board of Directors deems relevant.
Debt Financing
On November 24, 2020, the Company entered into a credit agreement with a consortium of lenders providing for a $350.0 million senior revolving credit facility (the "Revolving Facility"). On November 15, 2024, the Company entered into an amendment to the Revolving Facility, the primary purpose of which was to extend the maturity date of the Revolving Facility from November 24, 2025 to November 15, 2029.
The Revolving Facility includes an uncommitted incremental facility increase option ("Incremental Facilities") which, subject to certain terms and conditions, permits the Company at any time prior to the maturity date to request an increase in extensions of credit available thereunder by an aggregate additional principal amount of up to $300.0 million. As of March 31, 2025, the Company had no outstanding balance and $350.0 million remaining available for borrowings on the Revolving Facility.
The Revolving Facility is fully secured and contains certain financial covenants, which include requirements that the Company maintain ratios of (i) total net debt to EBITDA of no more than 2.50:1.00 and (ii) consolidated interest coverage of no less than 3.00:1.00. The Company will be in default under the Revolving Facility if it fails to comply with these covenants, and all borrowings outstanding may become due immediately. As of March 31, 2025, the Company was in compliance with the financial covenants set forth in the Revolving Facility and believes it will continue to be in compliance in the future.
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
The indenture discussed above contains various other covenants and obligations to which the Company and its subsidiaries are subject while the Senior Notes are outstanding. The covenants in the indenture may limit the extent to which, or the ability of the Company and its subsidiaries to, among other things: (i) incur additional debt and guarantee debt; (ii) pay dividends or make other distributions or repurchase or redeem capital stock; (iii) prepay, redeem or repurchase certain debt; (iv) issue certain preferred stock or similar equity securities; (v) make loans and investments; (vi) sell assets; (vii) incur liens; (viii) enter into transactions with affiliates; (ix) enter into agreements restricting the ability of the Company’s subsidiaries to pay dividends; and (x) consolidate, merge or sell all or substantially all of the Company’s assets. The indenture also contains customary events of default for transactions of this type and amount. The Company was in compliance with these covenants at March 31, 2025 and believes that it will continue to be in compliance in the future.
Commitments
Income Taxes
During the three months ended March 31, 2025, we made net tax payments of $0.3 million. Within the next nine months, we anticipate making estimated tax payments of $80.2 million for United States federal income taxes and state income taxes.

Deferred income tax liabilities as of March 31, 2025 were $64.4 million. Deferred income tax liabilities are calculated based on temporary differences between the tax basis of assets and liabilities and their respective book basis, which will result in taxable amounts in future years when the liabilities are settled at their reported financial statement amounts. The results of these calculations do not have a direct connection with the amount of cash taxes to be paid in any future periods.
Leases
We lease management and information technology space for corporate functions under operating leases expiring at various times through 2028. Our corporate and segment management office leases contain renewal options for additional periods ranging from three to five years.
Contractual Obligations and Commitments
Future interest payments on the Company's variable-rate debt are based on a rate per annum equal to, at our option, (i) the Secured Overnight Financing Rate ("SOFR") plus a margin within the range of 1.5% to 2.5% for revolving loans, based on total leverage, or (ii) the administrative agent's base rate plus a margin ranging from 0.5% to 1.5%, as specified in the agreement. Future interest payments related to our Revolving Facility are based on the borrowings outstanding at that time and may be different depending on future borrowing activity and interest rates. The Company had no outstanding borrowings under the Revolving Facility as of March 31, 2025.
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
Unfunded Lending Commitments
The Company, through its Vive business, had unconditionally cancellable unfunded lending commitments totaling approximately $459.8 million and $461.1 million as of March 31, 2025 and December 31, 2024, respectively, that do not give rise to revenues and cash flows. These unfunded commitments arise in the ordinary course of business from credit card agreements with individual cardholders that give them the ability to borrow, against unused amounts, up to the maximum credit limit assigned to their account. While these unfunded amounts represented the total available unused lines of credit, the Company does not anticipate that all cardholders will utilize their entire available line at any given point in time. Commitments to extend unsecured credit are agreements to lend to a cardholder so long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.
Critical Accounting Policies
Refer to the 2024 Annual Report.
Recent Accounting Pronouncements
Refer to Note 1 to the condensed consolidated financial statements for a discussion of recently issued accounting pronouncements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As of March 31, 2025, we had no outstanding borrowings under our Revolving Facility. Borrowings under the Revolving Facility are indexed to the SOFR or the prime rate, which exposes us to the risk of increased interest costs if interest rates rise. Based on the fact that the Company had no variable-rate debt outstanding as of March 31, 2025, a hypothetical 1.0% increase or decrease in interest rates would not affect interest expense.
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
Changes in Internal Control Over Financial Reporting.
There were no changes in the Company’s internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, during the three months ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
ITEM 1A.RISK FACTORS
The Company does not have any updates to its risk factors disclosure from that previously reported in the 2024 Annual Report.
ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table presents our share repurchase activity for the three months ended March 31, 2025:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs [1]
January 1, 2025 through January 31, 2025	—	$—	—	$361,349,309
February 1, 2025 through February 28, 2025	320,000	28.74	320,000	352,152,789
March 1, 2025 through March 31, 2025	615,992	27.47	615,992	335,230,801
Total	935,992		935,992
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
ITEM 3.DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.OTHER INFORMATION
During the three months ended March 31, 2025, none of our directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement."

ITEM 6.EXHIBITS

EXHIBIT NO.	DESCRIPTION OF EXHIBIT

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from this Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in Inline XBRL (included in Exhibit 101)

*Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROG Holdings, Inc.
(Registrant)

Date:	April 23, 2025	By:	/s/ BRIAN GARNER
Brian Garner
Chief Financial Officer
(Principal Financial Officer)

Date:	April 23, 2025	By:	/s/ MATT SEWELL
Matt Sewell
Vice President, Financial Reporting
(Principal Accounting Officer)