Form 10-Q
period 2025-06-30
PROG Holdings, Inc.
filed 2025-07-23
CIK 1808834

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ________________________________
 FORM 10-Q
________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED June 30, 2025
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

Large Accelerated Filer	☒		Accelerated Filer	☐

Non-Accelerated Filer	☐	(Do not check if a smaller reporting company)	Smaller Reporting Company	☐

Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act				☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
    Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class	Shares Outstanding as of July 18, 2025
Common Stock, $0.50 Par Value	39,543,750

PROG HOLDINGS, INC.

PART I – FINANCIAL INFORMATION
ITEM 1.FINANCIAL STATEMENTS
PROG HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	June 30, 2025	December 31, 2024
	(In Thousands, Except Share Data)
ASSETS:
Cash and Cash Equivalents	$222,027	$95,655
Accounts Receivable (net of allowances of $68,788 in 2025 and $71,607 in 2024)	60,531	80,225
Lease Merchandise (net of accumulated depreciation and allowances of $440,339 in 2025 and $440,831 in 2024)	526,303	680,242
Loans Receivable (net of allowances and unamortized fees of $58,930 in 2025 and $57,342 in 2024)	148,320	146,985
Property and Equipment, Net	21,179	21,443
Operating Lease Right-of-Use Assets	3,352	4,035
Goodwill	296,061	296,061
Other Intangibles, Net	65,774	73,775
Income Tax Receivable	8,817	10,644
Deferred Income Tax Assets	26,472	26,472
Prepaid Expenses and Other Assets	75,760	78,230
Total Assets	$1,454,596	$1,513,767
LIABILITIES & SHAREHOLDERS’ EQUITY:
Accounts Payable and Accrued Expenses	$92,765	$93,190
Deferred Income Tax Liabilities	54,271	74,320
Customer Deposits and Advance Payments	35,504	40,917
Operating Lease Liabilities	9,171	11,496
Debt, Net	594,212	643,563
Total Liabilities	785,923	863,486
Commitments and Contingencies (Note 4)
SHAREHOLDERS' EQUITY:
Common Stock, Par Value $0.50 Per Share: Authorized: 225,000,000 Shares at June 30, 2025 and December 31, 2024; Shares Issued: 82,078,654 at June 30, 2025 and December 31, 2024	41,039	41,039
Additional Paid-in Capital	349,707	358,538
Retained Earnings	1,531,768	1,469,450
	1,922,514	1,869,027
Less: Treasury Shares at Cost
Common Stock: 42,535,192 Shares at June 30, 2025 and 41,262,901 at December 31, 2024	(1,253,841)	(1,218,746)
Total Shareholders’ Equity	668,673	650,281
Total Liabilities & Shareholders’ Equity	$1,454,596	$1,513,767
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

PROG HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In Thousands, Except Per Share Data)
REVENUES:
Lease Revenues and Fees	$569,674	$570,516	$1,221,231	$1,191,066
Interest and Fees on Loans Receivable	34,989	21,645	67,520	42,965
	604,663	592,161	1,288,751	1,234,031
COSTS AND EXPENSES:
Depreciation of Lease Merchandise	385,107	384,799	845,550	816,370
Provision for Lease Merchandise Write-offs	42,633	43,783	90,651	86,924
Operating Expenses	116,199	107,901	235,505	235,242
	543,939	536,483	1,171,706	1,138,536
OPERATING PROFIT	60,724	55,678	117,045	95,495
Interest Expense, Net	(8,149)	(7,339)	(17,239)	(15,589)
EARNINGS BEFORE INCOME TAX EXPENSE	52,575	48,339	99,806	79,906
INCOME TAX EXPENSE	14,092	14,565	26,605	24,166
NET EARNINGS	$38,483	$33,774	$73,201	$55,740
EARNINGS PER SHARE
Basic	$0.96	$0.79	$1.81	$1.29
Diluted	$0.95	$0.77	$1.78	$1.26
CASH DIVIDENDS DECLARED PER SHARE:
Common Stock	$0.13	$0.12	$0.26	$0.24
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	40,130	42,955	40,484	43,325
Diluted	40,559	43,721	41,203	44,124
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

PROG HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2025	2024
	(In Thousands)
OPERATING ACTIVITIES:
Net Earnings	$73,201	$55,740
Adjustments to Reconcile Net Earnings to Cash Provided by Operating Activities:
Depreciation of Lease Merchandise	845,550	816,370
Other Depreciation and Amortization	12,111	14,515
Provisions for Accounts Receivable and Loan Losses	198,650	174,822
Stock-Based Compensation	14,536	13,737
Deferred Income Taxes	(20,049)	(16,973)
Impairment of Assets	—	6,018
Non-Cash Lease Expense	(1,642)	(1,603)
Other Changes, Net	(943)	(155)
Changes in Operating Assets and Liabilities:
Additions to Lease Merchandise	(784,951)	(836,084)
Book Value of Lease Merchandise Sold or Disposed	93,340	89,549
Accounts Receivable	(147,179)	(145,312)
Prepaid Expenses and Other Assets	5,480	377
Income Tax Receivable and Payable	1,749	26,206
Accounts Payable and Accrued Expenses	(4,620)	(5,113)
Customer Deposits and Advance Payments	(5,413)	(967)
Cash Provided by Operating Activities	279,820	191,127
INVESTING ACTIVITIES:
Investments in Loans Receivable	(370,099)	(172,513)
Proceeds from Loans Receivable	339,206	158,644
Purchases of Property and Equipment	(3,896)	(3,999)
Other Proceeds	—	46
Cash Used in Investing Activities	(34,789)	(17,822)
FINANCING ACTIVITIES:
Repayments on Revolving Facility	(50,000)	—
Dividends Paid	(10,443)	(10,346)
Acquisition of Treasury Stock	(51,775)	(61,177)
Issuance of Stock Under Stock Option and Employee Purchase Plans	1,028	799
Cash Paid for Shares Withheld for Employee Taxes	(7,385)	(7,863)
Debt Issuance Costs	(84)	—
Cash Used in Financing Activities	(118,659)	(78,587)
Increase in Cash and Cash Equivalents	126,372	94,718
Cash and Cash Equivalents at Beginning of Period	95,655	155,416
Cash and Cash Equivalents at End of Period	$222,027	$250,134
Net Cash Paid During the Period:
Interest	$18,795	$18,461
Income Taxes	$45,044	$12,728
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
PROG Holdings’ ecosystem of financial technology offerings also includes Four Technologies, Inc. ("Four"), a Buy Now, Pay Later ("BNPL") company that allows shoppers to pay for merchandise through four interest-free installments. Shoppers use Four to purchase clothing, health and beauty products, footwear, jewelry, and other consumer goods from retailers across the United States. Four is not a reportable segment for the three and six month periods ended June 30, 2025 as its financial results are not significant to the Company's condensed consolidated financial results.
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
The accompanying unaudited condensed consolidated financial statements do not include all information required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments, which are of a normal recurring nature, considered necessary for a fair presentation have been included in the accompanying unaudited condensed consolidated financial statements. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2024 (the "2024 Annual Report") filed with the United States Securities and Exchange Commission on February 19, 2025. The results of operations for the three and six months ended June 30, 2025 are not necessarily indicative of operating results for the full year.
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

	Three Months Ended June 30,		Six Months Ended June 30,
(Shares In Thousands)	2025	2024	2025	2024
Weighted Average Shares Outstanding	40,130	42,955	40,484	43,325
Dilutive Effect of Share-Based Awards	429	766	719	799
Weighted Average Diluted Shares Outstanding	40,559	43,721	41,203	44,124
Approximately 779,000 and 547,000 weighted-average share-based awards were excluded from the computation of diluted earnings per share during the three and six months ended June 30, 2025, respectively, as the awards would have been anti-dilutive for the periods presented.
Approximately 496,000 and 647,000 weighted-average share-based awards were excluded from the computation of diluted earnings per share during the three and six months ended June 30, 2024, respectively, as the awards would have been anti-dilutive for the periods presented.
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
Interest and Fees on Loans Receivable
Interest and fees on loans receivable is primarily generated from our Vive segment, Four and, to a lesser extent, from our other strategic businesses. Vive extends or declines credit to an applicant through its bank partners based upon the applicant's credit rating and other factors. Qualifying applicants are approved for a specified maximum revolving credit card line to finance their initial purchase and to use in subsequent purchases at the merchant or other participating merchants for an initial 24-month period, which Vive may renew if the cardholder remains in good standing.
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
Accounts Receivable
Accounts receivable consist primarily of receivables due from customers of Progressive Leasing and amounted to $60.5 million and $80.2 million, net of allowances, as of June 30, 2025 and December 31, 2024, respectively.
The Company maintains an accounts receivable allowance, which primarily relates to its Progressive Leasing operations. The Company’s policy is to record an allowance for uncollectible renewal payments based on historical collection experience. Other qualitative factors, such as current and forecasted business trends, are considered in estimating the allowance. Given the significant uncertainty regarding the impacts of inflation, elevated interest rates, unemployment rates, and/or tariffs on our business, a level of estimation was involved in determining the allowance. Therefore, actual future accounts receivable write-offs may differ materially from the allowance. The provision for uncollectible renewal payments is recorded as a reduction of lease revenues and fees within the condensed consolidated statements of earnings. For customer lease agreements that are past due, the Company's policy is to write off lease receivables after 120 days.
The following table shows the components of the accounts receivable allowance:

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2025	2024	2025	2024
Beginning Balance	$73,868	$64,272	$71,607	$64,180
Net Book Value of Accounts Written Off	(98,028)	(86,548)	(192,238)	(171,835)
Recoveries	10,671	9,576	22,546	20,599
Accounts Receivable Provision	82,277	77,382	166,873	151,738
Ending Balance	$68,788	$64,682	$68,788	$64,682

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
The Company records a provision for write-offs using the allowance method. The allowance method for lease merchandise write-offs estimates the merchandise losses incurred but not yet identified by management as of the end of the accounting period based on historical write-off experience. Other qualitative factors, such as current and forecasted customer payment trends, are considered in estimating the allowance. Given the significant uncertainty regarding the impacts of inflation, elevated interest rates, unemployment rates, and/or tariffs on our business, a level of estimation was involved in determining the allowance as of June 30, 2025. Actual lease merchandise write-offs may differ materially from the allowance as of June 30, 2025. For customer lease agreements that are past due, the Company's policy is to write off lease merchandise after 120 days.
The following table shows the components of the allowance for lease merchandise write-offs, which is included within lease merchandise, net in the condensed consolidated balance sheets:

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2025	2024	2025	2024
Beginning Balance	$55,070	$48,250	$51,874	$44,180
Net Book Value of Merchandise Written off	(51,167)	(45,256)	(97,812)	(85,993)
Recoveries	2,327	1,891	4,150	3,557
Provision for Write-offs	42,633	43,783	90,651	86,924
Ending Balance	$48,863	$48,668	$48,863	$48,668
Vendor Incentives and Rebates Provided to POS Partners
Progressive Leasing has agreements with some of its POS partners that require additional consideration to be paid to the POS partner, including payments for exclusivity, rebates based on lease volume originations generated through the POS partners, and payments to the POS partners for marketing or other development initiatives to promote additional lease originations through these POS partners. Payments made to POS partners as consideration for them providing exclusivity to Progressive Leasing for lease-to-own transactions with customers of the POS partner are expensed on a straight-line basis over the exclusivity term. Rebates are accrued over the period the POS partner is earning the rebate, which is typically based on quarterly or annual lease origination volumes. Payments made to POS partners for marketing or development initiatives are expensed on a straight-line basis over the period the POS partner is earning the funds or the specified marketing term. Progressive Leasing expensed $8.0 million and $17.1 million for such additional consideration to POS partners during the three and six months ended June 30, 2025, respectively, compared to $7.9 million and $16.7 million during the three and six months ended June 30, 2024. Expenses related to additional consideration provided to POS partners are classified within operating expenses in the condensed consolidated statements of earnings.
Loans Receivable, Net
Gross loans receivable primarily represents the principal balances of credit card charges at Vive's participating merchants that remain due from cardholders, plus unpaid interest and fees due from cardholders. The allowance and unamortized fees represent uncollectible amounts; merchant fee discounts, net of capitalized origination costs; promotional fee discounts; and deferred annual card fees. Loans receivable, net, also includes $32.0 million and $34.9 million of outstanding receivables from customers of Four as of June 30, 2025 and December 31, 2024, respectively.
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
The Company calculates Vive's allowance for loan losses based on internal historical loss information and incorporates observable and forecasted macroeconomic data over a six-month reasonable and supportable forecast period. Incorporating macroeconomic data could have a material impact on the measurement of the allowance to the extent that forecasted data changes significantly, such as higher forecasted inflation and unemployment rates. Subsequent to the six-month reasonable and supportable forecast period described above, the Company reverts to using historical loss information on a straight-line basis over a three-month period. The Company may also consider other qualitative factors in estimating the allowance, as necessary. For the purposes of determining the allowance as of June 30, 2025, management considered qualitative factors such as the macroeconomic conditions associated with the impacts of the economic uncertainty resulting from inflation, unemployment rates, and tariffs. The allowance for loan losses is maintained at a level considered appropriate to cover expected future losses of outstanding principal, interest and fees associated with the loans receivable portfolio. The appropriateness of the allowance is evaluated at each period end. To the extent that actual results differ from estimates of uncollectible loans receivable, the Company's results of operations and liquidity may be materially affected.
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
Prepaid Expenses and Other Assets
Prepaid expenses and other assets consist of the following:

(In Thousands)	June 30, 2025	December 31, 2024
Prepaid Expenses	$36,175	$38,621
Prepaid Lease Merchandise	9,170	12,540
Prepaid Software Expenses	11,161	9,908
Unamortized Initial Direct Costs on Lease Agreement Originations	5,588	7,883
Other Assets	13,666	9,278
Prepaid Expenses and Other Assets	$75,760	$78,230
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

PROG HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consist of the following:

(In Thousands)	June 30, 2025	December 31, 2024
Accounts Payable	$16,060	$13,117
Accrued Salaries and Benefits	20,127	24,206
Accrued Sales and Personal Property Taxes	11,596	11,080
Income Taxes Payable	3,544	3,622
Uncertain Tax Positions	785	785
Accrued Vendor Rebates	7,171	11,704
Other Accrued Expenses and Liabilities	33,482	28,676
Accounts Payable and Accrued Expenses	$92,765	$93,190
Debt
On November 24, 2020, the Company entered into a credit agreement with a consortium of lenders providing for a $350.0 million senior revolving credit facility (the "Revolving Facility"). Under the credit agreement, as amended, all borrowings and commitments will mature or terminate on November 15, 2029. The Company uses the Revolving Facility when necessary to provide for working capital and capital expenditures, to finance future permitted acquisitions, and for other general corporate purposes. The Company incurred a total of $5.0 million of lender and legal fees related to the Revolving Facility and amendments thereto, which were recorded within prepaid expenses and other assets in the condensed consolidated balance sheets and will be deferred and amortized through the maturity date. The Company had $50.0 million of outstanding borrowings under the Revolving Facility as of December 31, 2024, which was subsequently repaid in full in January 2025. The Company had no outstanding borrowings and $350.0 million total available credit under the Revolving Facility as of June 30, 2025.
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
At June 30, 2025, the Company was in compliance with all covenants related to its outstanding debt. See Note 7 to the consolidated financial statements in the 2024 Annual Report for further information regarding the Company's indebtedness.
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
The Company determined that there were no events or circumstances that occurred during the six months ended June 30, 2025 that would more likely than not reduce the fair value of Progressive Leasing or Four below their carrying amounts.

PROG HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Stock-Based Compensation
During the six months ended June 30, 2025, the Company issued 525,270 restricted stock units and 279,301 performance share units to certain employees, which vest over one to three-year periods for certain units or upon the achievement of specified performance conditions for other units. The weighted average fair value of the restricted stock and performance share awards was $29.00, which was based on the fair market value of the Company’s common stock on the dates of grant. The Company also issued 137,189 performance share units which may be earned after a three-year vesting period by achieving specified levels of total shareholder return ("TSR") of the Company’s common stock relative to the TSR of the S&P 600 Small Cap Index. The fair value of the TSR performance share units was $34.14, which was based on a grant date value using a Monte Carlo simulation model. The Company will recognize the grant date fair value of the restricted stock units and TSR performance share units as stock-based compensation expense over the requisite service period determined in accordance with the terms of the grant agreement. The Company will recognize the grant date fair value of the performance units as stock-based compensation expense over the estimated vesting period based on the Company's projected assessment of the performance conditions that are probable of being achieved in accordance with ASC 718, Stock-based Compensation.

PROG HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Shareholders' Equity
Changes in shareholders' equity for the six months ended June 30, 2025 and 2024 are as follows:

	Treasury Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Total Shareholders’ Equity
(In Thousands)	Shares	Amount	Shares	Amount
Balance, December 31, 2024	(41,263)	$(1,218,746)	82,079	$41,039	$358,538	$1,469,450	$650,281
Cash Dividends, $0.13 per share	—	—	—	—	—	(5,465)	(5,465)
Stock-Based Compensation	—	—	—	—	7,806	—	7,806
Reissued Shares	474	14,338	—	—	(21,062)	—	(6,724)
Repurchased Shares	(936)	(26,168)	—	—	—	—	(26,168)
Net Earnings	—	—	—	—	—	34,718	34,718
Balance, March 31, 2025	(41,725)	$(1,230,576)	82,079	$41,039	$345,282	$1,498,703	$654,448
Cash Dividends, $0.13 per share	—	—	—	—	—	(5,418)	(5,418)
Stock-Based Compensation	—	—	—	—	6,646	—	6,646
Reissued Shares	90	2,629	—	—	(2,221)	—	408
Repurchased Shares	(900)	(25,894)	—	—	—	—	(25,894)
Net Earnings	—	—	—	—	—	38,483	38,483
Balance, June 30, 2025	(42,535)	$(1,253,841)	82,079	$41,039	$349,707	$1,531,768	$668,673

	Treasury Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Total Shareholders’ Equity
(In Thousands)	Shares	Amount	Shares	Amount
Balance, December 31, 2023	(38,405)	$(1,095,202)	82,079	$41,039	$352,421	$1,293,073	$591,331
Cash Dividends, $0.12 per share	—	—	—	—	—	(5,337)	(5,337)
Stock-Based Compensation	—	—	—	—	6,689	—	6,689
Reissued Shares	281	7,391	—	—	(12,460)	—	(5,069)
Repurchased Shares	(781)	(24,490)	—	—	—	—	(24,490)
Net Earnings	—	—	—	—	—	21,966	21,966
Balance, March 31, 2024	(38,905)	$(1,112,301)	82,079	$41,039	$346,650	$1,309,702	$585,090
Cash Dividends, $0.12 per share	—	—	—	—	—	(5,275)	(5,275)
Stock-Based Compensation	—	—	—	—	7,335	—	7,335
Reissued Shares	172	4,438	—	—	(6,433)	—	(1,995)
Repurchased Shares	(1,030)	(37,076)	—	—	—	—	(37,076)
Net Earnings	—	—	—	—	—	33,774	33,774
Balance, June 30, 2024	(39,763)	$(1,144,939)	82,079	$41,039	$347,552	$1,338,201	$581,853

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

(In Thousands)	June 30, 2025			December 31, 2024
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Deferred Compensation Liability	$—	$3,353	$—	$—	$2,971	$—
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
The following table summarizes the fair value of the Company's fixed-rate debt and the loans receivable held by Vive and Four:

(In Thousands)	June 30, 2025			December 31, 2024
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Senior Notes	$—	$576,000	$—	$—	$573,720	$—
Loans Receivable, Net	$—	$—	$178,591	$—	$—	$172,892
NOTE 3. LOANS RECEIVABLE
The following is a summary of the Company’s loans receivable, net:

(In Thousands)	June 30, 2025	December 31, 2024
Loans Receivable, Gross	$207,250	$204,327
Unamortized Fees	(9,958)	(9,559)
Loans Receivable, Amortized Cost	197,292	194,768
Allowance for Loan Losses	(48,972)	(47,783)
Loans Receivable, Net of Allowances and Unamortized Fees[1]	$148,320	$146,985
1 Loans Receivable, Net of Allowances and Unamortized Fees attributable to Four was $32.0 million and $34.9 million as of June 30, 2025 and December 31, 2024, respectively.

PROG HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Vive extends or declines credit to an applicant through its bank partners based primarily upon the applicant's credit rating and other factors. Four extends or declines credit on an individual transaction basis using its proprietary decisioning platform, without using customer credit ratings. Four instead uses an internal model that utilizes factors such as banking data and user history to generate internal proprietary risk scores. Four groups its internal risk scores into three categories that range from A to C, with an A rating representing the highest credit quality. Below is a summary of the credit quality of the Company's loan portfolio as of June 30, 2025 and December 31, 2024 by FICO score and proprietary risk category, as determined at the time of loan origination:

FICO Score Category	June 30, 2025	December 31, 2024
Vive - FICO Score Category:
700 or greater	13.1%	12.8%
Between 700 and 600	74.7%	76.9%
600 or less	12.2%	10.3%

Four - Proprietary Risk Category:
Category A	28.2%	26.9%
Category B	43.5%	48.6%
Category C	28.3%	24.5%
The table below presents credit quality indicators of the amortized cost of the Company's loans receivable by origination year:

As of June 30, 2025 (In Thousands)	2025	2024	2023 and Prior	Revolving Loans	Total
Vive - FICO Score Category:
700 or greater	$—	$—	$—	$19,199	$19,199
Between 700 and 600	—	—	—	112,678	112,678
600 or less	—	—	—	18,371	18,371

Four - Propriety Risk Category:
Category A	11,377	—	—	—	11,377
Category B	17,569	—	—	—	17,569
Category C	11,415	—	—	—	11,415
No Score Identified	6,683	—	—	—	6,683
Total Amortized Cost	$47,044	$—	$—	$150,248	$197,292

Gross Charge-offs by Origination Year for the Six Months Ended June 30, 2025	$4,804	$9,969	$—	$21,043	$35,816
Included in the table below is an aging of the loans receivable, gross balance:

(Dollar Amounts in Thousands)
Aging Category	June 30, 2025	December 31, 2024
30-59 Days Past Due	8.0%	7.7%
60-89 Days Past Due	4.7%	3.8%
90 or More Days Past Due	4.8%	4.9%
Past Due Loans Receivable	17.5%	16.4%
Current Loans Receivable	82.5%	83.6%
Balance of Credit Card Loans on Nonaccrual Status	$3,364	$4,793
Balance of Loans Receivable Greater than 90 Days Past Due and Still Accruing Interest and Fees	$—	$—

PROG HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The table below presents the components of the allowance for loan losses:

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2025	2024	2025	2024
Beginning Balance	$47,364	$38,997	$47,783	$40,620
Provision for Loan Losses	17,415	12,035	31,777	23,084
Charge-offs	(18,501)	(12,755)	(35,816)	(27,178)
Recoveries	2,694	1,965	5,228	3,716
Ending Balance	$48,972	$40,242	$48,972	$40,242
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
At June 30, 2025 and December 31, 2024, the Company had accrued $3.8 million and $0.5 million, respectively, for pending legal and regulatory matters for which it believes losses are probable and the amount of the loss can be reasonably estimated. The Company records its best estimate of the loss to legal and regulatory liabilities in accounts payable and accrued expenses in the condensed consolidated balance sheets. The Company estimates the aggregate range of reasonably possible loss in excess of accrued liabilities for such probable loss contingencies is immaterial. Those matters for which a probable loss cannot be reasonably estimated are not included within the estimated ranges. At June 30, 2025, the Company had a $3.3 million receivable for a legal settlement that will be paid by the Company's cybersecurity insurance, which is included in prepaid expenses and other assets on the Company's condensed consolidated balance sheets.
At June 30, 2025, the Company estimated that the aggregate range of loss for all material pending legal and regulatory proceedings for which a loss is reasonably possible, but less likely than probable (i.e., excluding the contingencies described in the preceding paragraph), is immaterial. Those matters for which a reasonable estimate is not possible are not included within estimated ranges and, therefore, the estimated ranges do not represent the Company's maximum loss exposure. The Company’s estimates for legal and regulatory accruals, aggregate probable loss amounts and reasonably possible loss amounts are all subject to the uncertainties and variables described above.
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
As a result of the cybersecurity incident, Progressive Leasing was named a defendant in multiple lawsuits which alleged, among other things, various damages arising out of the incident. All of those lawsuits were consolidated into a single action in the United States District Court for the District of Utah (the "District Court"). On June 30, 2025, the parties reached an agreement, subject to District Court approval, to resolve all of the alleged claims in the litigation in exchange for a settlement payment of $3.3 million, the full amount of which will be paid by the Company's cybersecurity insurance upon the District Court's final approval of the settlement. The settlement amount is included in accounts payable and accrued expenses, along with a corresponding insurance recovery receivable included in prepaid expenses and other assets on the Company's condensed consolidated balance sheets.
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
Off-Balance Sheet Risk
The Company, through its Vive segment, had unconditionally cancellable unfunded lending commitments totaling $460.2 million and $461.1 million as of June 30, 2025 and December 31, 2024, respectively, that do not give rise to revenues and cash flows. These unfunded commitments arise in the ordinary course of business from credit card agreements with individual cardholders that give them the ability to borrow, against unused amounts, up to the maximum credit limit assigned to their account. While these unfunded amounts represent the total available unused lines of credit, the Company does not anticipate that all cardholders will utilize their entire available line at any given point in time. Commitments to extend unsecured credit are agreements to lend to a cardholder so long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

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
The Company had no new restructuring activities during the three and six months ended June 30, 2025. The following tables summarize restructuring charges recorded within operating expenses in the condensed consolidated statements of earnings for the three and six months ended June 30, 2024:

	Three Months Ended June 30, 2024
(In Thousands)	Progressive Leasing	Vive	Other	Total
Severance	$230	$—	$628	$858
Early Contract Termination Costs	—	—	2,000	2,000
Other Restructuring Activities	28	—	—	28
Total Restructuring Expenses	$258	$—	$2,628	$2,886

	Six Months Ended June 30, 2024
(In Thousands)	Progressive Leasing	Vive	Other	Total
Severance	$4,336	$—	$628	$4,964
Right-of-Use Asset Impairment[1]	4,515	—	—	4,515
Property and Equipment Impairment	1,503	—	—	1,503
Early Contract Termination Costs	7,750	—	2,000	9,750
Other Restructuring Activities	168	—	—	168
Total Restructuring Expenses	$18,272	$—	$2,628	$20,900
1 To determine the amount of impairment for vacated office space, the fair value of the right-of-use asset is calculated based on the present value of the estimated net cash flows related to the right-of-use asset.
The following table summarizes the accrual and payment activity related to the restructuring program for the six months ended June 30, 2025 and 2024:

(In Thousands)	Severance	Early Contract Termination Costs	Other Restructuring Activities	Total
Balance at December 31, 2024	$2,325	$1,600	$—	$3,925
Cash Payments	(541)	—	—	(541)
Balance at June 30, 2025	$1,784	$1,600	$—	$3,384

(In Thousands)	Severance	Early Contract Termination Costs	Other Restructuring Activities	Total
Balance at December 31, 2023	$2,675	$2,500	$—	$5,175
Charges	4,964	9,750	168	14,882
Cash Payments	(5,888)	(10,650)	(135)	(16,673)
Balance at June 30, 2024	$1,751	$1,600	$33	$3,384

PROG HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 6. SEGMENTS
As of June 30, 2025, the Company has two reportable segments: Progressive Leasing and Vive.
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
Four is a BNPL company that allows shoppers to pay for merchandise through four interest-free installments. Four is not a reportable segment for the three and six month periods ended June 30, 2025 and 2024 as its financial results are not significant to the Company's consolidated financial results. The revenues, earnings (loss) before income taxes, and assets of Four are included within Other, along with the Company's other strategic initiatives.
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
The Company incurred various corporate overhead expenses for certain executive management, legal, human resources, finance, facilities, audit, risk management, technology, and other overhead functions during the three and six months ended June 30, 2025 and 2024. Corporate overhead expenses incurred are primarily reflected as expenses of the Progressive Leasing segment and an immaterial amount was allocated to the Vive segment and Other. The allocation of corporate overhead costs to Progressive Leasing, Vive and Other was consistent with how the CODM analyzed performance and allocated resources among the segments of the Company.
The following is a summary of total assets by segment:

(In Thousands)	June 30, 2025	December 31, 2024
Assets:
Progressive Leasing	$1,230,249	$1,282,585
Vive	140,475	137,762
Other	83,872	93,420
Total Assets	$1,454,596	$1,513,767
The following is a summary of capital expenditures by segment:

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2025	2024	2025	2024
Capital Expenditures:[1]
Progressive Leasing	$1,346	$1,250	$2,565	$2,655
Vive	19	100	38	168
Other	569	553	1,293	1,176
Total Capital Expenditures	$1,934	$1,903	$3,896	$3,999
1Capital expenditures primarily consists of internal-use software, as well as computer hardware and furniture and equipment.

PROG HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table presents a summary of segment revenues, significant segment expenses, other segment items, and profit and loss information for the three and six months ended June 30, 2025 and 2024. The revenues and earnings (loss) before income taxes within Other is comprised of the operating activities of Four and certain other strategic initiatives.

	Three Months Ended June 30, 2025				Three Months Ended June 30, 2024
(In Thousands)	Progressive Leasing	Vive	Other	Total	Progressive Leasing	Vive	Other	Total
Revenues:
Lease Revenues and Fees[1]	$569,674	$—	$—	$569,674	$570,516	$—	$—	$570,516
Interest and Fees on Loans Receivable[2]	—	16,160	18,829	34,989	—	15,421	6,224	21,645
Total Revenues	569,674	16,160	18,829	604,663	570,516	15,421	6,224	592,161

Significant Segment Expenses:[3]
Depreciation of Lease Merchandise	385,107	—	—	385,107	384,799	—	—	384,799
Provision for Lease Merchandise Write-offs	42,633	—	—	42,633	43,783	—	—	43,783
Selling, General and Administrative	78,892	5,961	7,942	92,795	74,395	6,251	5,837	86,483
Provision for Loan Losses	—	9,372	8,043	17,415	—	8,373	3,662	12,035
Total	506,632	15,333	15,985	537,950	502,977	14,624	9,499	527,100

Other Segment Items:
Depreciation and Amortization[4]	5,072	139	778	5,989	5,660	166	671	6,497
Restructuring Expenses	—	—	—	—	258	—	2,628	2,886
Interest Expense[5]	10,111	181	1,862	12,154	9,989	—	—	9,989
Interest Income[5]	(3,687)	(2)	(316)	(4,005)	(2,334)	—	(316)	(2,650)
Total	11,496	318	2,324	14,138	13,573	166	2,983	16,722

Earnings (Loss) Before Income Tax Expense	$51,546	$509	$520	$52,575	$53,966	$631	$(6,258)	$48,339
1 Revenue within the scope of ASC 842, "Leases."
2 Revenue within the scope of ASC 310, "Receivables." Also included within Interest and Fees on Loans Receivable for the Other category is $2.8 million and $2.3 million of subscription fee and interchange revenue within the scope of ASC 606, "Revenues from Contracts with Customers," for the three months ended June 30, 2025 and 2024, respectively.
3 The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.
4 Excludes depreciation of lease merchandise, which is not included in the CODM's measure of depreciation and amortization.
5 Intersegment interest income and expense of $1.7 million and $0.3 million are included within the amounts shown for the three months ended June 30, 2025 and 2024, respectively.

PROG HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Six Months Ended June 30, 2025				Six Months Ended June 30, 2024
(In Thousands)	Progressive Leasing	Vive	Other	Total	Progressive Leasing	Vive	Other	Total
Revenues:
Lease Revenues and Fees[1]	$1,221,231	$—	$—	$1,221,231	$1,191,066	$—	$—	$1,191,066
Interest and Fees on Loans Receivable[2]	—	31,820	35,700	67,520	—	31,471	11,494	42,965
Total Revenues	1,221,231	31,820	35,700	1,288,751	1,191,066	31,471	11,494	1,234,031

Significant Segment Expenses:[3]
Depreciation of Lease Merchandise	845,550	—	—	845,550	816,370	—	—	816,370
Provision for Lease Merchandise Write-offs	90,651	—	—	90,651	86,924	—	—	86,924
Selling, General and Administrative	161,072	13,260	17,285	191,617	150,968	13,019	12,756	176,743
Provision for Loan Losses	—	18,233	13,544	31,777	—	16,571	6,513	23,084
Total	1,097,273	31,493	30,829	1,159,595	1,054,262	29,590	19,269	1,103,121

Other Segment Items:
Depreciation and Amortization[4]	10,200	286	1,625	12,111	12,891	332	1,292	14,515
Restructuring Expenses	—	—	—	—	18,272	—	2,628	20,900
Interest Expense[5]	20,075	369	3,603	24,047	19,982	—	—	19,982
Interest Income[5]	(6,488)	(4)	(316)	(6,808)	(3,760)	—	(633)	(4,393)
Total	23,787	651	4,912	29,350	47,385	332	3,287	51,004

Earnings (Loss) Before Income Tax Expense	$100,171	$(324)	$(41)	$99,806	$89,419	$1,549	$(11,062)	$79,906
1 Revenue within the scope of ASC 842, "Leases."
2 Revenue within the scope of ASC 310, "Receivables." Also included within Interest and Fees on Loans Receivable for the Other category is $5.2 million and $3.7 million of subscription fee and interchange revenue within the scope of ASC 606, "Revenues from Contracts with Customers," for the six months ended June 30, 2025 and 2024, respectively.
3 The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.
4 Excludes depreciation of lease merchandise, which is not included in the CODM's measure of depreciation and amortization.
5 Intersegment interest income and expense of $3.7 million and $0.6 million are included within the amounts shown for the six months ended June 30, 2025 and 2024, respectively.
NOTE 7. SUBSEQUENT EVENT
On July 4, 2025, the President signed into law the One Big Beautiful Bill Act ("OBBBA"). The OBBBA makes permanent key elements of the Tax Cuts and Jobs Act of 2017, including 100% bonus depreciation on qualified property acquired and placed in service after January 19, 2025. ASC 740, "Income Taxes," requires the effects of changes in tax rates and laws on deferred tax balances to be recognized in the period in which the legislation is enacted. We expect these legislative changes will result in a reduction in our cash paid for taxes due to the 100% bonus depreciation for tax purposes on acquired leased merchandise.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Special Note Regarding Forward-Looking Information: Except for historical information contained herein, the matters set forth in this Form 10-Q are forward-looking statements. These statements are based on management’s current expectations and plans, which involve risks and uncertainties. Such forward-looking statements generally can be identified by the use of forward-looking terminology such as "delivering", "driving", "advancing," "expectation," "target," "uncertainty," "outlook," "assumes" and similar expressions. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the filing date of this Quarterly Report and which involve risks and uncertainties that may cause actual results to differ materially from those set forth in these statements. These risks and uncertainties include factors that could cause our actual results and financial condition to differ materially from those expressed or implied in our forward-looking statements. Such risks and uncertainties include, among others, those discussed in "Item 1A. Risk Factors" in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (the "2024 Annual Report") and in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2025. Except as required by law, the Company undertakes no obligation to update these forward-looking statements to reflect subsequent events or circumstances after the filing date of this Quarterly Report.
The following discussion should be read in conjunction with the condensed consolidated financial statements as of and for the three and six months ended June 30, 2025 and 2024, including the notes to those statements, appearing elsewhere in this report. We also suggest that management’s discussion and analysis appearing in this report be read in conjunction with the management’s discussion and analysis and consolidated financial statements included in our 2024 Annual Report.
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
Four Technologies, Inc. ("Four") is a Buy Now, Pay Later ("BNPL") company that allows shoppers to pay for merchandise through four interest-free installments. Four’s proprietary platform capabilities and its base of customers and retailers expand PROG Holdings’ ecosystem of financial technology offerings by introducing a payment solution that further diversifies the Company's consumer financial technology offerings. Shoppers use Four to purchase clothing, health and beauty products, footwear, jewelry, and other consumer goods from retailers across the United States. Four is not expected to be a reportable segment in 2025 as its financial results are not expected to be significant to the Company's consolidated financial results in 2025. Four's financial results are reported within "Other" for segment reporting purposes.
PROG Holdings also owns Build, a credit building financial management tool. Build is not expected to be a reportable segment in 2025 as its financial results are not expected to be significant to the Company's consolidated financial results in 2025. Build's financial results are reported within "Other" for segment reporting purposes.
Macroeconomic and Business Environment
Progressive Leasing entered 2025 with a larger lease portfolio, as measured by its gross leased asset balance, compared to 2024, which resulted in an increase in lease revenues in the first half of 2025 when compared to the same period in 2024. The Company continues to operate in a challenging macroeconomic environment. For example, Big Lots, Inc. ("Big Lots"), one of Progressive Leasing's major POS partners filed for bankruptcy in late 2024, resulting in the closure of many of its stores. The loss of Big Lots resulted in an unfavorable impact on Progressive Leasing's Gross Merchandise Volume ("GMV"), revenue, and earnings before income tax expense in the first half of 2025.

Progressive Leasing customer payment delinquencies were elevated at the end of 2024 and during the first quarter of 2025, which prompted us to tighten our decisioning posture to maintain a healthy lease portfolio. While that action benefited our lease portfolio performance and helped us achieve a provision for lease merchandise write-offs of 7.5% of lease revenues in the second quarter of 2025, it also had an unfavorable impact on Progressive Leasing's GMV during that period.
Due to inflationary pressures in recent years, the cost of living remains significantly higher than it was prior to 2020, particularly with respect to housing, food and gas costs. We believe the increased cost of living has had a disproportionate negative effect on the customers we serve and an unfavorable impact on our GMV and financial performance in the first half of 2025. We believe the inflationary pressures, the cost of living and elevated interest rates for extended periods, coupled with uncertainty in the overall macroeconomic environment, including recent changes in tariff-related policies, also unfavorably impacted consumer confidence within our customer base, resulting in a decrease in demand for the types of merchandise offered by many of our key national and regional POS partners.
Highlights
The following summarizes significant financial highlights from the three months ended June 30, 2025:
•We reported revenues of $604.7 million, which was a 2.1% increase compared to the $592.2 million we reported for the second quarter of 2024. The increase in revenue was driven primarily by growth in our Other operations.
•GMV decreased by $40.6 million for Progressive Leasing and increased by $8.2 million for Vive in the second quarter of 2025, compared to the same period in the prior year. The decrease in GMV for Progressive Leasing was due to the bankruptcy of Big Lots in late 2024 and tightening of our decisioning posture. We believe the reduction in GMV was also driven by inflationary pressures, elevated cost of living, and an uncertain macroeconomic outlook, all of which have negatively impacted consumer confidence and demand for our lease-to-own offering. The increase in GMV for Vive was due to the expansion of loan origination programs associated with Vive's national retail merchants. GMV from our other operations increased by $93.5 million, due to an increase in Four loan originations in the second quarter of 2025 compared to the second quarter of 2024.
•Earnings before income taxes increased to $52.6 million compared to $48.3 million in the same period in 2024. The increase was primarily driven by lower restructuring costs and increased revenues, partially offset by increases in provision for loan losses, and certain sales, general and administrative expenses.

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
The following table presents our GMV for the Company for the periods presented:

	Three Months Ended June 30,		Change
(Unaudited and In Thousands)	2025	2024	$	%
Progressive Leasing	$413,872	$454,508	$(40,636)	(8.9)%
Vive	43,990	35,757	8,233	23.0
Other	149,632	56,139	93,493	166.5
Total GMV	$607,494	$546,404	$61,090	11.2%
Progressive Leasing's GMV decreased compared to the second quarter of 2024 due to the bankruptcy of Big Lots in late 2024 and tightening of its decisioning posture. We believe the reduction in GMV was also driven by inflationary pressures, an elevated cost of living, and an uncertain macroeconomic outlook, all of which have negatively impacted consumer confidence and demand for our lease-to-own offering. E-commerce channels generated 20.9% of Progressive Leasing's GMV in the second quarter of 2025 compared to 14.4% in the second quarter of 2024. The increase in Vive's GMV was due to the expansion of loan origination programs associated with Vive's national retail merchants when compared to the same period in the prior year. GMV from Other increased due to an increase in Four loan originations.
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

As of June 30 (Unaudited and In Thousands)	2025	2024
Active Customer Count:
Progressive Leasing	802	834
Vive	93	85
Other	271	127
The number of active customers for Progressive Leasing decreased due to the tightening of our decisioning posture and the bankruptcy of Big Lots in late 2024. The number of active customers for Vive increased due to an increase in loan originations when compared to the same period in the prior year. The increase in the number of customers for Other was the result of continued growth in Four and our other strategic businesses.

Key Components of Earnings Before Income Tax Expense
In this MD&A section, we review our condensed consolidated results. For the three and six months ended June 30, 2025 and the comparable prior year periods, some of the key revenue, cost and expense items that affected earnings before income taxes were as follows:
Revenues. We separate our total revenues into two components: (i) lease revenues and fees and (ii) interest and fees on loans receivable. Lease revenues and fees include all revenues derived from lease agreements from our Progressive Leasing segment. Lease revenues are recorded net of a provision for uncollectible renewal payments. Interest and fees on loans receivable represents merchant fees, finance charges and annual and other fees earned on outstanding loans in our Vive segment and from Four and our other strategic businesses.
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

Results of Operations – Three months ended June 30, 2025 and 2024

	Three Months Ended June 30,		Change
(In Thousands)	2025	2024	$	%
REVENUES:
Lease Revenues and Fees	$569,674	$570,516	$(842)	(0.1)%
Interest and Fees on Loans Receivable	34,989	21,645	13,344	61.6
	604,663	592,161	12,502	2.1
COSTS AND EXPENSES:
Depreciation of Lease Merchandise	385,107	384,799	308	0.1
Provision for Lease Merchandise Write-Offs	42,633	43,783	(1,150)	(2.6)
Operating Expenses	116,199	107,901	8,298	7.7
	543,939	536,483	7,456	1.4
OPERATING PROFIT	60,724	55,678	5,046	9.1
Interest Expense, Net	(8,149)	(7,339)	(810)	11.0
EARNINGS BEFORE INCOME TAX EXPENSE	52,575	48,339	4,236	8.8
INCOME TAX EXPENSE	14,092	14,565	(473)	(3.2)
NET EARNINGS	$38,483	$33,774	$4,709	13.9%
Revenues
Information about our revenues by source and reportable segment is as follows:

	Three Months Ended June 30, 2025				Three Months Ended June 30, 2024
(In Thousands)	Progressive Leasing	Vive	Other	Total	Progressive Leasing	Vive	Other	Total
Lease Revenues and Fees	$569,674	$—	$—	$569,674	$570,516	$—	$—	$570,516
Interest and Fees on Loans Receivable	—	16,160	18,829	34,989	—	15,421	6,224	21,645
Total	$569,674	$16,160	$18,829	$604,663	$570,516	$15,421	$6,224	$592,161
Progressive Leasing revenues in the second quarter of 2025 were flat compared to the same quarter in 2024. Vive revenues increased due primarily to a larger loan portfolio during the second quarter of 2025 as compared to the second quarter of 2024. The increase in Other revenue was primarily driven by an increase in Four's GMV as compared to the same period in 2024, due to increased loan originations.

Operating Expenses
Information about certain significant components of operating expenses for the second quarter of 2025 as compared to the second quarter of 2024 is as follows:

	Three Months Ended June 30,		Change
(In Thousands)	2025	2024	$	%
Personnel Costs[1]	$39,775	$41,724	$(1,949)	(4.7)%
Stock-Based Compensation	6,634	7,095	(461)	(6.5)
Occupancy Costs	834	922	(88)	(9.5)
Advertising	4,322	4,603	(281)	(6.1)
Professional Services	11,788	8,148	3,640	44.7
Sales Acquisition Expense[2]	7,800	6,760	1,040	15.4
Computer Software Expense[3]	8,429	6,936	1,493	21.5
Bank Service Charges	2,847	2,619	228	8.7
Other Sales, General and Administrative Expense	10,366	7,676	2,690	35.0
Sales, General and Administrative Expense	92,795	86,483	6,312	7.3
Provision for Loan Losses	17,415	12,035	5,380	44.7
Depreciation and Amortization	5,989	6,497	(508)	(7.8)
Restructuring Expense	—	2,886	(2,886)	(100.0)
Operating Expenses	$116,199	$107,901	$8,298	7.7%
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
Professional services increased $3.6 million compared to the same period in 2024, primarily due to a $3.3 million increase at Progressive Leasing resulting from higher technology-related expenses, legal costs, and contract labor costs for various technology initiatives and customer service support. Professional services also increased $0.3 million at Vive resulting from an increase in legal costs.
Other sales, general and administrative expense increased $2.7 million compared to the same period in 2024, primarily due to a $2.4 million increase within our Other operations, due to higher customer payment processing fees arising from the continued GMV growth at Four and our other strategic operations.
Provision for loan losses increased $5.4 million compared to the same period in 2024. The increase was primarily the result of a $4.4 million increase in the provision for loan losses for our Other operations, due to the continued growth of our Four business and our other strategic operations. The provision for loan losses at Vive also increased $1.0 million resulting from an increase in GMV compared to the same period in 2024.
Restructuring expense decreased $2.9 million compared to the same period in 2024. In 2025, there were no new restructuring activities. For the same period in 2024, restructuring costs were primarily within our other strategic operations and included $2.0 million associated with the early termination of a third-party vendor agreement and $0.9 million of employee severance.
Other Costs and Expenses
Depreciation of lease merchandise. Depreciation of lease merchandise was flat during the three months ended June 30, 2025 compared to the same period in 2024. As a percentage of lease revenues and fees, depreciation of lease merchandise increased slightly to 67.6% from 67.4% in the prior year quarter, due to a higher level of early buyouts during the three months ended June 30, 2025 as compared to the same period in 2024.
Provision for lease merchandise write-offs. The provision for lease merchandise write-offs decreased $1.2 million compared to the same period in 2024. The provision for lease merchandise write-offs as a percentage of lease revenues decreased to 7.5% during the second quarter of 2025 from 7.7% in the same period in 2024. The decrease was due to a tighter decisioning posture in 2025 as compared to the same period in 2024. Given the significant economic uncertainty resulting from persistent inflationary pressures, increased interest rates for an extended period, and/or the impact of tariffs, and the potential effects of such developments on Progressive Leasing's POS partners, customers, and business going forward, a high level of estimation was involved in determining the allowance as of June 30, 2025. Actual lease merchandise write-offs could differ materially from the allowance for those write-offs.

Interest expense, net. Information about interest expense and interest income is as follows:

	Three Months Ended June 30,		Change
(In Thousands)	2025	2024	$	%
Interest Expense, Net:
Interest Expense	$9,794	$9,673	$121	1.3%
Interest Income	(1,645)	(2,334)	689	(29.5)
Total Interest Expense, Net	$8,149	$7,339	$810	11.0%
Earnings Before Income Tax Expense
Information about our earnings before income tax expense by reportable segment is as follows:

	Three Months Ended June 30,		Change
(In Thousands)	2025	2024	$	%
EARNINGS BEFORE INCOME TAX EXPENSE:
Progressive Leasing	$51,546	$53,966	$(2,420)	(4.5)%
Vive	509	631	(122)	(19.3)
Other	520	(6,258)	6,778	nmf
Total Earnings Before Income Tax Expense	$52,575	$48,339	$4,236	8.8%
nmf - Calculation is not meaningful
The earnings (loss) before income tax expense within Other includes income from our Four operations, partially offset by losses related to our other strategic operations. Factors impacting the change in earnings before income taxes for each reporting segment are discussed above.
Income Tax Expense
Income tax expense decreased to $14.1 million for the three months ended June 30, 2025 compared to $14.6 million in the prior year comparable period. The effective income tax rate was 26.8% for the three months ended June 30, 2025 compared to 30.1% for the same period in 2024. The decrease in the effective income tax rate was primarily the result of discrete income tax expense recognized in 2024 related to uncertain tax position liabilities and stock-based compensation.

Results of Operations – Six Months Ended June 30, 2025 and 2024

	Six Months Ended June 30,		Change
(In Thousands)	2025	2024	$	%
REVENUES:
Lease Revenues and Fees	$1,221,231	$1,191,066	$30,165	2.5%
Interest and Fees on Loans Receivable	67,520	42,965	24,555	57.2
	1,288,751	1,234,031	54,720	4.4
COSTS AND EXPENSES:
Depreciation of Lease Merchandise	845,550	816,370	29,180	3.6
Provision for Lease Merchandise Write-Offs	90,651	86,924	3,727	4.3
Operating Expenses	235,505	235,242	263	0.1
	1,171,706	1,138,536	33,170	2.9
OPERATING PROFIT	117,045	95,495	21,550	22.6
Interest Expense, Net	(17,239)	(15,589)	(1,650)	10.6
EARNINGS BEFORE INCOME TAX EXPENSE	99,806	79,906	19,900	24.9
INCOME TAX EXPENSE	26,605	24,166	2,439	10.1
NET EARNINGS	$73,201	$55,740	$17,461	31.3%
Revenues
Information about our revenues by source and reportable segment is as follows:

	Six Months Ended June 30, 2025				Six Months Ended June 30, 2024
(In Thousands)	Progressive Leasing	Vive	Other	Total	Progressive Leasing	Vive	Other	Total
Lease Revenues and Fees	$1,221,231	$—	$—	$1,221,231	$1,191,066	$—	$—	$1,191,066
Interest and Fees on Loans Receivable	—	31,820	35,700	67,520	—	31,471	11,494	42,965
Total Revenues	$1,221,231	$31,820	$35,700	$1,288,751	$1,191,066	$31,471	$11,494	$1,234,031
The increase in Progressive Leasing revenues was primarily due to a larger lease portfolio entering the period, as measured by its gross leased asset balance, resulting from the 9.1% increase in GMV for the fourth quarter of 2024 as compared to the fourth quarter of 2023. The increase in revenues was partially offset by the decrease in GMV at Progressive Leasing for the six months ended June 30, 2025, as compared to the same period in the prior year. Vive revenues were flat compared to the six months ended June 30, 2024. The increase in Other revenue was primarily driven by a 156.8% increase in Four's GMV as compared to the six months ended June 30, 2024.

Operating Expenses
Information about certain significant components of operating expenses for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024 is as follows:

	Six Months Ended June 30,		Change
(In Thousands)	2025	2024	$	%
Personnel Costs[1]	$84,931	$86,429	$(1,498)	(1.7)%
Stock-Based Compensation	14,536	13,737	799	5.8
Occupancy Costs	1,729	2,289	(560)	(24.5)
Advertising	8,480	8,297	183	2.2
Professional Services	21,428	14,694	6,734	45.8
Sales Acquisition Expense[2]	16,057	14,665	1,392	9.5
Computer Software Expense[3]	15,976	14,223	1,753	12.3
Bank Service Charges	5,805	5,571	234	4.2
Other Sales, General and Administrative Expense	22,675	16,838	5,837	34.7
Sales, General and Administrative Expense	191,617	176,743	14,874	8.4
Provision for Loan losses	31,777	23,084	8,693	37.7
Depreciation and Amortization	12,111	14,515	(2,404)	(16.6)
Restructuring Expense	—	20,900	(20,900)	(100.0)
Operating Expenses	$235,505	$235,242	$263	0.1%
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
Professional services increased $6.7 million compared to the same period in 2024, primarily due to higher technology-related expenses and an increase in contract labor costs for various technology initiatives and customer service support at Progressive Leasing. Professional services also increased $0.5 million at Vive, primarily due to an increase in contract labor costs.
Other sales, general and administrative expense increased $5.8 million compared to the same period in 2024, primarily due to a $5.2 million increase within our Other operations, driven by higher customer payment processing fees and decisioning expenses associated with the continued GMV growth at Four and our other strategic operations.
The provision for loan losses increased $8.7 million compared to the same period in 2024. The increase is primarily the result of a $7.0 million increase in the provision for loan losses for our Other operations, due to the continued growth of Four and our other strategic operations. The provision for loan losses at Vive also increased $1.7 million resulting from an increase in GMV compared to the same period in 2024.
Depreciation and amortization decreased $2.4 million compared to the same period in 2024, primarily due to a decrease of $2.7 million at Progressive Leasing resulting from a decline in depreciable assets compared to 2024, and some intangible assets becoming fully amortized in 2024. The decrease was partially offset by an increase of $0.3 million at Four and our other strategic operations.
Restructuring expense decreased $20.9 million compared to the same period in 2024. In 2025, there were no new restructuring activities. For the six months ended June 30, 2024, restructuring costs included $7.8 million associated with the early termination of an independent sales agent agreement for Progressive Leasing, $2.0 million associated with the early termination of a third party vendor agreement within other strategic operations, $6.0 million of operating lease right-of-use asset and other fixed asset impairment charges related to the reduction of Progressive Leasing office space, and $5.0 million of employee severance for Progressive Leasing and our other strategic operations.
Other Costs and Expenses
Depreciation of lease merchandise. Depreciation of lease merchandise increased by 3.6% during the six months ended June 30, 2025 compared to the same period in 2024. The increase was primarily due to growth in the Company's lease portfolio entering 2025. As a percentage of lease revenues and fees, depreciation of lease merchandise increased to 69.2% from 68.5% in the prior year period, primarily due to a higher level of early buyouts during the six months ended June 30, 2025 as compared to the same period in 2024.

Provision for lease merchandise write-offs. The provision for lease merchandise write-offs increased $3.7 million when compared to the same period in 2024. The provision for lease merchandise write-offs as a percentage of lease revenues increased to 7.4% during the six months ended June 30, 2025 from 7.3% in the same period in 2024. The increase in the provision was a result of higher write-offs and delinquencies compared to the same period in 2024. Given the significant economic uncertainty resulting from persistent inflationary pressures, increased interest rates for an extended period, and/or the impact of tariffs, and the potential effects of such developments on Progressive Leasing's POS partners, customers, and business going forward, a high level of estimation was involved in determining the allowance as of June 30, 2025. Actual lease merchandise write-offs could differ materially from the allowance for those write-offs.
Interest expense, net. Information about interest expense and interest income is as follows:

	Six Months Ended June 30,		Change
(In Thousands)	2025	2024	$	%
Interest Expense, Net:
Interest Expense	$19,758	$19,349	$409	2.1%
Interest Income	(2,519)	(3,760)	1,241	33.0
Total Interest Expense, Net	$17,239	$15,589	$1,650	10.6%
Earnings Before Income Tax Expense
Information about our earnings before income tax expense by reportable segment is as follows:

	Six Months Ended June 30,		Change
(In Thousands)	2025	2024	$	%
EARNINGS BEFORE INCOME TAX EXPENSE:
Progressive Leasing	$100,171	$89,419	$10,752	12.0%
Vive	(324)	1,549	(1,873)	nmf
Other	(41)	(11,062)	11,021	(99.6)
Total Earnings Before Income Tax Expense	$99,806	$79,906	$19,900	24.9%
nmf - Calculation is not meaningful
The loss before income tax expense within Other primarily relates to losses from our other strategic operations. Factors impacting the change in earnings before income tax expense for each reporting segment are discussed above.
Income Tax Expense
Income tax expense increased to $26.6 million for the six months ended June 30, 2025 compared to $24.2 million in the prior year comparable period due to higher earnings before income tax expense. The effective income tax rate was 26.7% for the six months ended June 30, 2025 compared to 30.2% for the same period in 2024. The decrease in the effective tax rate was primarily due to discrete income tax expense recognized in 2024 related to uncertain tax position liabilities and stock-based compensation.

Overview of Financial Position
The major changes in the condensed consolidated balance sheet from December 31, 2024 to June 30, 2025 include:
•Cash and cash equivalents increased $126.3 million to $222.0 million during the six months ended June 30, 2025. For additional information, refer to the "Liquidity and Capital Resources" section below.
•Accounts receivable, net of allowances, decreased $19.7 million primarily due to a decrease in Progressive Leasing's GMV for the second quarter of 2025 as compared to the fourth quarter of 2024.
•Lease merchandise, net of accumulated depreciation and allowances, decreased $153.9 million due primarily to a decrease in Progressive Leasing's GMV for the second quarter of 2025 as compared to the fourth quarter of 2024. Higher exercises of early buyouts during the six months ended June 30, 2025 also contributed to the decrease.
•Deferred income tax liabilities decreased $20.0 million primarily due to the decrease in federal bonus depreciation allowed in 2025 as a result of the scheduled phase out under the Tax Cuts and Jobs Act of 2017.
•Debt, net decreased $49.4 million primarily due to repayment in January 2025 of the $50.0 million balance that was outstanding on the Revolving Facility as of December 31, 2024.

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
Our capital requirements have been financed through:
•cash flows from operations;
•private debt offerings;
•bank debt; and
•stock offerings.
As of June 30, 2025, the Company had $222.0 million of cash, $350.0 million of availability under the Revolving Facility, and $600.0 million of gross indebtedness.
Cash Provided by Operating Activities
Cash provided by operating activities was $279.8 million and $191.1 million during the six months ended June 30, 2025 and 2024, respectively. The $88.7 million increase in operating cash flows was primarily due to a $51.1 million decrease in cash paid for lease merchandise and an increase in cash received from exercises of early lease buyout options. Operating cash flows were negatively impacted by a $32.3 million increase in cash paid for taxes when compared to the same period in 2024. Other changes in cash provided by operating activities are discussed above in our discussion of results for the six months ended June 30, 2025.
Cash Used in Investing Activities
Cash used in investing activities was $34.8 million and $17.8 million during the six months ended June 30, 2025 and 2024, respectively. The $17.0 million increase in investing cash outflows was primarily the result of a $197.6 million increase in cash investments in loans receivable, due mainly to growth in loan originations at Four and Vive. This increase in loan originations was partially offset by a $180.6 million increase in proceeds from loans receivable, primarily due to an increase in Four loan repayments.
Cash Used in Financing Activities
Cash used in financing activities was $118.7 million during the six months ended June 30, 2025 compared to $78.6 million during the same period in 2024. Cash used in financing activities during the six months ended June 30, 2025 was primarily for the repayment of $50.0 million that was drawn on our revolving credit facility during the fourth quarter of 2024, $51.8 million for share repurchases and $10.4 million paid for cash dividends. Cash used in financing activities during the six months ended June 30, 2024 was primarily for the Company's repurchase of $61.2 million of its common stock and $10.3 million paid for cash dividends.

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
The Company repurchased 1,835,792 shares for $51.8 million during the six months ended June 30, 2025. That amount does not include any excise tax that may be assessed on those repurchases. As of June 30, 2025, we had the authority to purchase additional shares up to our remaining authorization limit of $309.6 million.
Dividends
On May 7, 2025, our Board of Directors declared a quarterly cash dividend in the amount of $0.13 per share of outstanding common stock, which was paid on June 3, 2025. Aggregate dividend payments during the six months ended June 30, 2025 were $10.5 million. While we expect to continue paying quarterly cash dividends in future periods, the future payment of dividends, if permitted, will be at the sole discretion of our Board of Directors and will depend on our capital allocation strategy at that time as well as other factors, including our earnings, financial condition, and other considerations that our Board of Directors deems relevant.
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
The Revolving Facility includes an uncommitted incremental facility increase option ("Incremental Facilities") which, subject to certain terms and conditions, permits the Company at any time prior to the maturity date to request an increase in extensions of credit available thereunder by an aggregate additional principal amount of up to $300.0 million. As of June 30, 2025, the Company had no outstanding balance and $350.0 million remaining available for borrowings on the Revolving Facility.
The Revolving Facility is fully secured and contains certain financial covenants, which include requirements that the Company maintain ratios of (i) total net debt to EBITDA of no more than 2.50:1.00 and (ii) consolidated interest coverage of no less than 3.00:1.00. The Company will be in default under the Revolving Facility if it fails to comply with these covenants, and all borrowings outstanding may become due immediately. As of June 30, 2025, the Company was in compliance with the financial covenants set forth in the Revolving Facility and believes it will continue to be in compliance in the future.
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
The indenture discussed above contains various other covenants and obligations to which the Company and its subsidiaries are subject while the Senior Notes are outstanding. The covenants in the indenture may limit the extent to which, or the ability of the Company and its subsidiaries to, among other things: (i) incur additional debt and guarantee debt; (ii) pay dividends or make other distributions or repurchase or redeem capital stock; (iii) prepay, redeem or repurchase certain debt; (iv) issue certain preferred stock or similar equity securities; (v) make loans and investments; (vi) sell assets; (vii) incur liens; (viii) enter into transactions with affiliates; (ix) enter into agreements restricting the ability of the Company’s subsidiaries to pay dividends; and (x) consolidate, merge or sell all or substantially all of the Company’s assets. The indenture also contains customary events of default for transactions of this type and amount. The Company was in compliance with these covenants at June 30, 2025 and believes that it will continue to be in compliance in the future.
Commitments
Income Taxes
During the six months ended June 30, 2025, we made net tax payments of $45.0 million. Within the next six months, we anticipate making an immaterial amount of estimated net tax payments for United States federal income taxes and state income taxes. That expectation includes anticipated favorable impacts on the Company's cash taxes resulting from the One Big Beautiful Bill Act, which was signed into law on July 4, 2025.

Deferred income tax liabilities as of June 30, 2025 were $54.3 million. Deferred income tax liabilities are calculated based on temporary differences between the tax basis of assets and liabilities and their respective book basis, which will result in taxable amounts in future years when the liabilities are settled at their reported financial statement amounts. The results of these calculations do not have a direct connection with the amount of cash taxes to be paid in any future periods.
Leases
We lease management and information technology space for corporate functions under operating leases expiring at various times through 2028. Our corporate and segment management office leases contain renewal options for additional periods ranging from three to five years.
Contractual Obligations and Commitments
Future interest payments on the Company's variable-rate debt are based on a rate per annum equal to, at our option, (i) the Secured Overnight Financing Rate ("SOFR") plus a margin within the range of 1.5% to 2.5% for revolving loans, based on total leverage, or (ii) the administrative agent's base rate plus a margin ranging from 0.5% to 1.5%, as specified in the agreement. Future interest payments related to our Revolving Facility are based on the borrowings outstanding at that time and may be different depending on future borrowing activity and interest rates. The Company had no outstanding borrowings under the Revolving Facility as of June 30, 2025.
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
Unfunded Lending Commitments
The Company, through its Vive business, had unconditionally cancellable unfunded lending commitments totaling approximately $460.2 million and $461.1 million as of June 30, 2025 and December 31, 2024, respectively, that do not give rise to revenues and cash flows. These unfunded commitments arise in the ordinary course of business from credit card agreements with individual cardholders that give them the ability to borrow, against unused amounts, up to the maximum credit limit assigned to their account. While these unfunded amounts represented the total available unused lines of credit, the Company does not anticipate that all cardholders will utilize their entire available line at any given point in time. Commitments to extend unsecured credit are agreements to lend to a cardholder so long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.
Critical Accounting Policies
Refer to the 2024 Annual Report.
Recent Accounting Pronouncements
Refer to Note 1 to the condensed consolidated financial statements for a discussion of recently issued accounting pronouncements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As of June 30, 2025, we had no outstanding borrowings under our Revolving Facility. Borrowings under the Revolving Facility are indexed to the SOFR or the prime rate, which exposes us to the risk of increased interest costs if interest rates rise. Based on the fact that the Company had no variable-rate debt outstanding as of June 30, 2025, a hypothetical 1.0% increase or decrease in interest rates would not affect interest expense.
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
Changes in Internal Control Over Financial Reporting.
During the three months ended June 30, 2025, as part of a multi-phase implementation of a new enterprise resource planning ("ERP") system, the Company began utilizing certain aspects of the new ERP system. The new ERP replaces legacy systems and is designed to, among other things, streamline and enhance the Company's financial and accounting processes through a comprehensive, integrated solution. In connection with the implementation, certain existing internal controls were modified or removed, and new internal controls and procedures were designed and implemented to align with the new ERP system. As the phased implementation of the new ERP system progresses, the Company continues to emphasize the maintenance of effective internal controls and expects that changes to certain processes and procedures are likely to result in the design of new internal controls and modification and/or enhancement of existing internal controls over financial reporting. We will evaluate quarterly whether these changes materially affect our internal control over financial reporting.
Except as described above, there have been no changes in the Company's internal control over financial reporting during the three months ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
ITEM 1A.RISK FACTORS
The Company does not have any updates to its risk factors disclosure from that previously reported in the 2024 Annual Report.
ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table presents our share repurchase activity for the three months ended June 30, 2025:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs [1]
April 1, 2025 through April 30, 2025	100,000	$25.87	100,000	$332,644,162
May 1, 2025 through May 31, 2025	525,000	28.57	525,000	317,642,752
June 1, 2025 through June 30, 2025	274,800	29.36	274,800	309,573,987
Total	899,800		899,800
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
ITEM 3.DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.OTHER INFORMATION
During the three months ended June 30, 2025, none of our directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement."

ITEM 6.EXHIBITS

EXHIBIT NO.	DESCRIPTION OF EXHIBIT

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from this Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in Inline XBRL (included in Exhibit 101)

*Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROG Holdings, Inc.
(Registrant)

Date:	July 23, 2025	By:	/s/ BRIAN GARNER
Brian Garner
Chief Financial Officer
(Principal Financial Officer)

Date:	July 23, 2025	By:	/s/ MATT SEWELL
Matt Sewell
Vice President, Financial Reporting
(Principal Accounting Officer)