Form 10-Q
period 2025-09-30
PROG Holdings, Inc.
filed 2025-10-22
CIK 1808834

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ________________________________
 FORM 10-Q
________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED September 30, 2025
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

Large Accelerated Filer	☒		Accelerated Filer	☐

Non-Accelerated Filer	☐	(Do not check if a smaller reporting company)	Smaller Reporting Company	☐

Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act				☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
    Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class	Shares Outstanding as of October 17, 2025
Common Stock, $0.50 Par Value	39,545,593

PROG HOLDINGS, INC.

PART I – FINANCIAL INFORMATION
ITEM 1.FINANCIAL STATEMENTS
PROG HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	September 30, 2025	December 31, 2024
	(In Thousands, Except Share Data)
ASSETS:
Cash and Cash Equivalents	$292,610	$95,655
Accounts Receivable (net of allowances of $73,666 in 2025 and $71,607 in 2024)	63,742	80,225
Lease Merchandise (net of accumulated depreciation and allowances of $441,544 in 2025 and $440,831 in 2024)	501,152	680,242
Loans Receivable (net of allowances and unamortized fees of $61,805 in 2025 and $57,342 in 2024)	160,350	146,985
Property and Equipment, Net	22,506	21,443
Operating Lease Right-of-Use Assets	2,969	4,035
Goodwill	296,061	296,061
Other Intangibles, Net	61,774	73,775
Income Tax Receivable	48,660	10,644
Deferred Income Tax Assets	24,442	26,472
Prepaid Expenses and Other Assets	72,335	78,230
Total Assets	$1,546,601	$1,513,767
LIABILITIES & SHAREHOLDERS’ EQUITY:
Accounts Payable and Accrued Expenses	$101,314	$93,190
Deferred Income Tax Liabilities	105,707	74,320
Customer Deposits and Advance Payments	33,335	40,917
Operating Lease Liabilities	8,151	11,496
Debt, Net	594,537	643,563
Total Liabilities	843,044	863,486
Commitments and Contingencies (Note 4)
SHAREHOLDERS' EQUITY:
Common Stock, Par Value $0.50 Per Share: Authorized: 225,000,000 Shares at September 30, 2025 and December 31, 2024; Shares Issued: 82,078,654 at September 30, 2025 and December 31, 2024	41,039	41,039
Additional Paid-in Capital	356,745	358,538
Retained Earnings	1,559,554	1,469,450
	1,957,338	1,869,027
Less: Treasury Shares at Cost
Common Stock: 42,533,061 Shares at September 30, 2025 and 41,262,901 at December 31, 2024	(1,253,781)	(1,218,746)
Total Shareholders’ Equity	703,557	650,281
Total Liabilities & Shareholders’ Equity	$1,546,601	$1,513,767
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

PROG HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In Thousands, Except Per Share Data)
REVENUES:
Lease Revenues and Fees	$556,583	$582,551	$1,777,814	$1,773,617
Interest and Fees on Loans Receivable	38,525	23,594	106,045	66,559
	595,108	606,145	1,883,859	1,840,176
COSTS AND EXPENSES:
Depreciation of Lease Merchandise	378,499	401,070	1,224,049	1,217,440
Provision for Lease Merchandise Write-offs	41,037	44,736	131,688	131,660
Operating Expenses	122,043	111,108	357,548	346,350
	541,579	556,914	1,713,285	1,695,450
OPERATING PROFIT	53,529	49,231	170,574	144,726
Interest Expense, Net	(7,882)	(7,384)	(25,121)	(22,973)
EARNINGS BEFORE INCOME TAX	45,647	41,847	145,453	121,753
INCOME TAX EXPENSE (BENEFIT)	12,526	(42,115)	39,131	(17,949)
NET EARNINGS	$33,121	$83,962	$106,322	$139,702
EARNINGS PER SHARE
Basic	$0.83	$1.99	$2.64	$3.25
Diluted	$0.82	$1.94	$2.60	$3.19
CASH DIVIDENDS DECLARED PER SHARE:
Common Stock	$0.13	$0.12	$0.39	$0.36
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	39,700	42,264	40,220	42,969
Diluted	40,481	43,169	40,960	43,804
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

PROG HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2025	2024
	(In Thousands)
OPERATING ACTIVITIES:
Net Earnings	$106,322	$139,702
Adjustments to Reconcile Net Earnings to Cash Provided by Operating Activities:
Depreciation of Lease Merchandise	1,224,049	1,217,440
Other Depreciation and Amortization	18,253	20,780
Provisions for Accounts Receivable and Loan Losses	305,613	279,291
Stock-Based Compensation	21,633	21,588
Deferred Income Taxes	33,417	(24,530)
Impairment of Assets	—	6,018
Income Tax Benefit from Reversal of Uncertain Tax Position Liabilities	—	(51,443)
Non-Cash Lease Expense	(2,280)	(2,605)
Other Changes, Net	(2,450)	(1,255)
Changes in Operating Assets and Liabilities:
Additions to Lease Merchandise	(1,180,200)	(1,273,535)
Book Value of Lease Merchandise Sold or Disposed	135,240	135,096
Accounts Receivable	(236,707)	(240,409)
Prepaid Expenses and Other Assets	8,742	(18,865)
Income Tax Receivable and Payable	(40,460)	26,251
Accounts Payable and Accrued Expenses	6,275	(7,998)
Customer Deposits and Advance Payments	(7,582)	(2,513)
Cash Provided by Operating Activities	389,865	223,013
INVESTING ACTIVITIES:
Investments in Loans Receivable	(596,455)	(282,039)
Proceeds from Loans Receivable	534,863	252,268
Purchases of Property and Equipment	(7,449)	(6,037)
Proceeds from Sale of Property and Equipment	—	119
Other Proceeds	—	41
Cash Used in Investing Activities	(69,041)	(35,648)
FINANCING ACTIVITIES:
Repayments on Revolving Facility	(50,000)	—
Dividends Paid	(15,625)	(15,423)
Acquisition of Treasury Stock	(51,775)	(98,187)
Issuance of Stock Under Stock Option and Employee Purchase Plans	1,028	855
Cash Paid for Shares Withheld for Employee Taxes	(7,413)	(8,300)
Debt Issuance Costs	(84)	—
Cash Used in Financing Activities	(123,869)	(121,055)
Increase in Cash and Cash Equivalents	196,955	66,310
Cash and Cash Equivalents at Beginning of Period	95,655	155,416
Cash and Cash Equivalents at End of Period	$292,610	$221,726
Net Cash Paid During the Period:
Interest	$19,119	$18,695
Income Taxes	$46,068	$31,809
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

PROG HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. BASIS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of Business
PROG Holdings, Inc. ("we," "our," "us," the "Company," or "PROG Holdings") is a financial technology holding company that provides transparent and competitive payment options to consumers. As of September 30, 2025, PROG Holdings has two reportable segments: (i) Progressive Leasing, an in-store, app-based, and e-commerce point-of-sale lease-to-own solutions provider; and (ii) Vive Financial ("Vive"), an omnichannel provider of second-look revolving credit products.
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
Our Vive segment primarily serves customers that may not qualify for traditional prime lending offers who desire to purchase goods and services from participating merchants. Vive offers customized programs, with services that include revolving loans through private label and Vive-branded credit cards. Vive's current network of POS partner locations and e-commerce websites includes furniture, mattresses, home exercise equipment, and home improvement retailers, as well as medical and dental service providers. On October 20, 2025, the Company completed the sale of substantially all of the assets of Vive, consisting primarily of its credit card receivable portfolio, along with related customer and merchant relationships.
PROG Holdings' ecosystem of financial technology offerings also includes Four Technologies, Inc. ("Four"), a Buy Now, Pay Later ("BNPL") company that allows shoppers to pay for merchandise through four interest-free installments. Shoppers use Four to purchase clothing, health and beauty products, footwear, jewelry, and other consumer goods from retailers across the United States. Four is not a reportable segment for the three and nine month periods ended September 30, 2025 as its financial results are not significant to the Company's condensed consolidated financial results.
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
The accompanying unaudited condensed consolidated financial statements do not include all information required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments, which are of a normal recurring nature, considered necessary for a fair presentation have been included in the accompanying unaudited condensed consolidated financial statements. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2024 (the "2024 Annual Report") filed with the United States Securities and Exchange Commission on February 19, 2025. The results of operations for the three and nine months ended September 30, 2025 are not necessarily indicative of operating results for the full year.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(Shares In Thousands)	2025	2024	2025	2024
Weighted Average Shares Outstanding	39,700	42,264	40,220	42,969
Dilutive Effect of Share-Based Awards	781	905	740	835
Weighted Average Diluted Shares Outstanding	40,481	43,169	40,960	43,804
Approximately 312,000 and 352,000 weighted-average share-based awards were excluded from the computation of diluted earnings per share during the three and nine months ended September 30, 2025, respectively, as the awards would have been anti-dilutive for the periods presented.
Approximately 273,000 and 522,000 weighted-average share-based awards were excluded from the computation of diluted earnings per share during the three and nine months ended September 30, 2024, respectively, as the awards would have been anti-dilutive for the periods presented.
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
Accounts Receivable
Accounts receivable consist primarily of receivables due from customers of Progressive Leasing and amounted to $63.7 million and $80.2 million, net of allowances, as of September 30, 2025 and December 31, 2024, respectively.
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
The following table shows the components of the accounts receivable allowance:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2025	2024	2025	2024
Beginning Balance	$68,788	$64,682	$71,607	$64,180
Net Book Value of Accounts Written Off	(90,920)	(89,050)	(283,158)	(260,885)
Recoveries	9,480	8,224	32,026	28,823
Accounts Receivable Provision	86,318	89,336	253,191	241,074
Ending Balance	$73,666	$73,192	$73,666	$73,192

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
The Company records a provision for write-offs using the allowance method. The allowance method for lease merchandise write-offs estimates the merchandise losses incurred but not yet identified by management as of the end of the accounting period based on historical write-off experience. Other qualitative factors, such as current and forecasted customer payment trends, are considered in estimating the allowance. Given the significant uncertainty regarding the impacts of inflation, elevated interest rates, unemployment rates, and/or tariffs on our business, a level of estimation was involved in determining the allowance as of September 30, 2025. Actual lease merchandise write-offs may differ materially from the allowance as of September 30, 2025. For customer lease agreements that are past due, the Company's policy is to write off lease merchandise after 120 days.
The following table shows the components of the allowance for lease merchandise write-offs, which is included within lease merchandise, net in the condensed consolidated balance sheets:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2025	2024	2025	2024
Beginning Balance	$48,863	$48,668	$51,874	$44,180
Net Book Value of Merchandise Written off	(43,135)	(44,533)	(140,947)	(130,526)
Recoveries	2,023	2,605	6,173	6,162
Provision for Write-offs	41,037	44,736	131,688	131,660
Ending Balance	$48,788	$51,476	$48,788	$51,476
Vendor Incentives and Rebates Provided to POS Partners
Progressive Leasing has agreements with some of its POS partners that require additional consideration to be paid to the POS partner, including payments for exclusivity, rebates based on lease volume originations generated through the POS partners, and payments to the POS partners for marketing or other development initiatives to promote additional lease originations through these POS partners. Payments made to POS partners as consideration for them providing exclusivity to Progressive Leasing for lease-to-own transactions with customers of the POS partner are expensed on a straight-line basis over the exclusivity term. Rebates are accrued over the period the POS partner is earning the rebate, which is typically based on quarterly or annual lease origination volumes. Payments made to POS partners for marketing or development initiatives are expensed on a straight-line basis over the period the POS partner is earning the funds or the specified marketing term. Progressive Leasing expensed $8.2 million and $25.3 million for such additional consideration to POS partners during the three and nine months ended September 30, 2025, respectively, compared to $9.0 million and $25.7 million during the three and nine months ended September 30, 2024. Expenses related to additional consideration provided to POS partners are classified within operating expenses in the condensed consolidated statements of earnings.
Loans Receivable, Net
Gross loans receivable primarily represents the principal balances of credit card charges at Vive's participating merchants that remain due from cardholders, plus unpaid interest and fees due from cardholders. The allowance and unamortized fees represent uncollectible amounts; merchant fee discounts, net of capitalized origination costs; promotional fee discounts; and deferred annual card fees. Loans receivable, net, also includes $35.6 million and $34.9 million of outstanding receivables from customers of Four as of September 30, 2025 and December 31, 2024, respectively.
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
The Company calculates Vive's allowance for loan losses based on internal historical loss information and incorporates observable and forecasted macroeconomic data over a six-month reasonable and supportable forecast period. Incorporating macroeconomic data could have a material impact on the measurement of the allowance to the extent that forecasted data changes significantly, such as higher forecasted inflation and unemployment rates. Subsequent to the six-month reasonable and supportable forecast period described above, the Company reverts to using historical loss information on a straight-line basis over a three-month period. The Company may also consider other qualitative factors in estimating the allowance, as necessary. For the purposes of determining the allowance as of September 30, 2025, management considered qualitative factors such as the macroeconomic conditions associated with the impacts of the economic uncertainty resulting from inflation, unemployment rates, and tariffs. The allowance for loan losses is maintained at a level considered appropriate to cover expected future losses of outstanding principal, interest and fees associated with the loans receivable portfolio. The appropriateness of the allowance is evaluated at each period end. To the extent that actual results differ from estimates of uncollectible loans receivable, the Company's results of operations and liquidity may be materially affected.
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
Prepaid Expenses and Other Assets
Prepaid expenses and other assets consist of the following:

(In Thousands)	September 30, 2025	December 31, 2024
Prepaid Expenses	$33,278	$38,621
Prepaid Lease Merchandise	7,736	12,540
Prepaid Software Expenses	11,820	9,908
Unamortized Initial Direct Costs on Lease Agreement Originations	5,659	7,883
Other Assets	13,842	9,278
Prepaid Expenses and Other Assets	$72,335	$78,230
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

PROG HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consist of the following:

(In Thousands)	September 30, 2025	December 31, 2024
Accounts Payable	$12,981	$13,117
Accrued Salaries and Benefits	19,539	24,206
Accrued Sales and Personal Property Taxes	12,529	11,080
Income Taxes Payable	1,178	3,622
Uncertain Tax Positions	950	785
Accrued Vendor Rebates	9,521	11,704
Other Accrued Expenses and Liabilities	44,616	28,676
Accounts Payable and Accrued Expenses	$101,314	$93,190
Debt
On November 24, 2020, the Company entered into a credit agreement with a consortium of lenders providing for a $350.0 million senior revolving credit facility (the "Revolving Facility"). Under the credit agreement, as amended, all borrowings and commitments will mature or terminate on November 15, 2029. The Company uses the Revolving Facility when necessary to provide for working capital and capital expenditures, to finance future permitted acquisitions, and for other general corporate purposes. The Company incurred a total of $5.0 million of lender and legal fees related to the Revolving Facility and amendments thereto, which were recorded within prepaid expenses and other assets in the condensed consolidated balance sheets and will be deferred and amortized through the maturity date. The Company had $50.0 million of outstanding borrowings under the Revolving Facility as of December 31, 2024, which was subsequently repaid in full in January 2025. The Company had no outstanding borrowings and $350.0 million total available credit under the Revolving Facility as of September 30, 2025.
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
At September 30, 2025, the Company was in compliance with all covenants related to its outstanding debt. See Note 7 to the consolidated financial statements in the 2024 Annual Report for further information regarding the Company's indebtedness.
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
The Company determined that there were no events or circumstances that occurred during the nine months ended September 30, 2025 that would more likely than not reduce the fair value of Progressive Leasing or Four below their carrying amounts.

PROG HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Stock-Based Compensation
During the nine months ended September 30, 2025, the Company issued 526,194 restricted stock units and 280,225 performance share units to certain employees, which vest over one to three-year periods for certain units or upon the achievement of specified performance conditions for other units. The weighted average fair value of the restricted stock and performance share awards was $29.00, which was based on the fair market value of the Company’s common stock on the dates of grant. The Company also issued 137,189 performance share units which may be earned after a three-year vesting period by achieving specified levels of total shareholder return ("TSR") of the Company’s common stock relative to the TSR of the S&P 600 Small Cap Index. The fair value of the TSR performance share units was $34.14, which was based on a grant date value using a Monte Carlo simulation model. The Company will recognize the grant date fair value of the restricted stock units and TSR performance share units as stock-based compensation expense over the requisite service period determined in accordance with the terms of the grant agreement. The Company will recognize the grant date fair value of the performance units as stock-based compensation expense over the estimated vesting period based on the Company's projected assessment of the performance conditions that are probable of being achieved in accordance with Accounting Standards Codification ("ASC") 718, Stock-based Compensation.

PROG HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Shareholders' Equity
Changes in shareholders' equity for the nine months ended September 30, 2025 and 2024 are as follows:

	Treasury Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Total Shareholders’ Equity
(In Thousands)	Shares	Amount	Shares	Amount
Balance, December 31, 2024	(41,263)	$(1,218,746)	82,079	$41,039	$358,538	$1,469,450	$650,281
Cash Dividends, $0.13 per share	—	—	—	—	—	(5,465)	(5,465)
Stock-Based Compensation	—	—	—	—	7,806	—	7,806
Reissued Shares	474	14,338	—	—	(21,062)	—	(6,724)
Repurchased Shares	(936)	(26,168)	—	—	—	—	(26,168)
Net Earnings	—	—	—	—	—	34,718	34,718
Balance, March 31, 2025	(41,725)	$(1,230,576)	82,079	$41,039	$345,282	$1,498,703	$654,448
Cash Dividends, $0.13 per share	—	—	—	—	—	(5,418)	(5,418)
Stock-Based Compensation	—	—	—	—	6,646	—	6,646
Reissued Shares	90	2,629	—	—	(2,221)	—	408
Repurchased Shares	(900)	(25,894)	—	—	—	—	(25,894)
Net Earnings	—	—	—	—	—	38,483	38,483
Balance, June 30, 2025	(42,535)	$(1,253,841)	82,079	$41,039	$349,707	$1,531,768	$668,673
Cash Dividends, $0.13 per share	—	—	—	—	—	(5,335)	(5,335)
Stock-Based Compensation	—	—	—	—	7,107	—	7,107
Reissued Shares	2	60	—	—	(69)	—	(9)
Net Earnings	—	—	—	—	—	33,121	33,121
Balance, September 30, 2025	(42,533)	$(1,253,781)	82,079	$41,039	$356,745	$1,559,554	$703,557

PROG HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Treasury Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Total Shareholders’ Equity
(In Thousands)	Shares	Amount	Shares	Amount
Balance, December 31, 2023	(38,405)	$(1,095,202)	82,079	$41,039	$352,421	$1,293,073	$591,331
Cash Dividends, $0.12 per share	—	—	—	—	—	(5,337)	(5,337)
Stock-Based Compensation	—	—	—	—	6,689	—	6,689
Reissued Shares	281	7,391	—	—	(12,460)	—	(5,069)
Repurchased Shares	(781)	(24,490)	—	—	—	—	(24,490)
Net Earnings	—	—	—	—	—	21,966	21,966
Balance, March 31, 2024	(38,905)	$(1,112,301)	82,079	$41,039	$346,650	$1,309,702	$585,090
Cash Dividends, $0.12 per share	—	—	—	—	—	(5,275)	(5,275)
Stock-Based Compensation	—	—	—	—	7,335	—	7,335
Reissued Shares	172	4,438	—	—	(6,433)	—	(1,995)
Repurchased Shares	(1,030)	(37,076)	—	—	—	—	(37,076)
Net Earnings	—	—	—	—	—	33,774	33,774
Balance, June 30, 2024	(39,763)	$(1,144,939)	82,079	$41,039	$347,552	$1,338,201	$581,853
Cash Dividends, $0.12 per share	—	—	—	—	—	(5,202)	(5,202)
Stock-Based Compensation	—	—	—	—	7,934	—	7,934
Reissued Shares	38	964	—	—	(1,345)	—	(381)
Repurchased Shares	(810)	(37,359)	—	—	—	—	(37,359)
Net Earnings	—	—	—	—	—	83,962	83,962
Balance, September 30, 2024	(40,535)	$(1,181,334)	82,079	$41,039	$354,141	$1,416,961	$630,807
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

PROG HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
In July 2025, the FASB issued ASU 2025-05, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets" ("ASU 2025-05"), which provides a practical expedient related to the estimation of expected credit losses for current accounts receivable and current contract assets that arise from transactions accounted for under ASC 606: "Revenue from Contracts with Customers." The practical expedient permits an entity to assume that current conditions as of the balance sheet date do not change for the remaining life of the current accounts receivable and current contract assets. ASU 2025-05 is effective for annual and interim periods beginning after December 15, 2025 on a prospective basis, with early adoption permitted. The adoption of ASU 2025-05 is not expected to have a material effect on the Company's consolidated financial statements or related disclosures.
In September 2025, the FASB issued ASU 2025-06,"Intangibles - Goodwill and Other - Internal Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software" ("ASU 2025-06"). ASU 2025-06 updates the accounting for internal-use software by replacing former stage-based rules with a principles-based framework. Entities will now capitalize costs associated with internal-use software only when management has authorized and committed funding and it is probable that the project will be completed and the software will be used to perform the intended function. ASU 2025-06 also supersedes website development cost guidance, moving it to ASC 350-40. These amendments are effective for interim and annual periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of this standard on its consolidated financial statements and related disclosures.

PROG HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 2. FAIR VALUE MEASUREMENT
Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table summarizes financial liabilities measured at fair value on a recurring basis:

(In Thousands)	September 30, 2025			December 31, 2024
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Deferred Compensation Liability	$—	$3,673	$—	$—	$2,971	$—
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
The following table summarizes the fair value of the Company's fixed-rate debt and the loans receivable held by Vive and Four:

(In Thousands)	September 30, 2025			December 31, 2024
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Senior Notes	$—	$588,720	$—	$—	$573,720	$—
Loans Receivable, Net	$—	$—	$190,727	$—	$—	$172,892
NOTE 3. LOANS RECEIVABLE
The following is a summary of the Company’s loans receivable, net:

(In Thousands)	September 30, 2025	December 31, 2024
Loans Receivable, Gross	$222,155	$204,327
Unamortized Fees	(10,337)	(9,559)
Loans Receivable, Amortized Cost	211,818	194,768
Allowance for Loan Losses	(51,468)	(47,783)
Loans Receivable, Net of Allowances and Unamortized Fees[1]	$160,350	$146,985
1 Loans Receivable, Net of Allowances and Unamortized Fees attributable to Four was $35.6 million and $34.9 million as of September 30, 2025 and December 31, 2024, respectively.

PROG HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Vive extends or declines credit to an applicant through its bank partners based primarily upon the applicant's credit rating and other factors. Four extends or declines credit on an individual transaction basis using its proprietary decisioning platform, without using customer credit ratings. Four instead uses an internal model that utilizes factors such as banking data and user history to generate internal proprietary risk scores. Four groups its internal risk scores into three categories that range from A to C, with an A rating representing the highest credit quality. Below is a summary of the credit quality of the Company's loan portfolio as of September 30, 2025 and December 31, 2024 by FICO score and proprietary risk category, as determined at the time of loan origination:

FICO Score Category	September 30, 2025	December 31, 2024
Vive - FICO Score Category:
700 or greater	13.1%	12.8%
Between 700 and 600	73.8%	76.9%
600 or less	13.1%	10.3%

Four - Proprietary Risk Category:
Category A	27.3%	26.9%
Category B	48.0%	48.6%
Category C	24.7%	24.5%
The table below presents credit quality indicators of the amortized cost of the Company's loans receivable by origination year:

As of September 30, 2025 (In Thousands)	2025	2024	2023 and Prior	Revolving Loans	Total
Vive - FICO Score Category:
700 or greater	$—	$—	$—	$20,475	$20,475
Between 700 and 600	—	—	—	118,639	118,639
600 or less	—	—	—	21,031	21,031

Four - Propriety Risk Category:
Category A	11,935	—	—	—	11,935
Category B	20,948	—	—	—	20,948
Category C	10,794	—	—	—	10,794
No Score Identified	7,996	—	—	—	7,996
Total Amortized Cost	$51,673	$—	$—	$160,145	$211,818

Gross Charge-offs by Origination Year for the Nine Months Ended September 30, 2025	$16,764	$9,341	$—	$30,866	$56,971
Included in the table below is an aging of the loans receivable, gross balance:

(Dollar Amounts in Thousands)
Aging Category	September 30, 2025	December 31, 2024
30-59 Days Past Due	7.6%	7.7%
60-89 Days Past Due	4.8%	3.8%
90 or More Days Past Due	5.6%	4.9%
Past Due Loans Receivable	18.0%	16.4%
Current Loans Receivable	82.0%	83.6%
Balance of Credit Card Loans on Nonaccrual Status	$4,079	$4,793
Balance of Loans Receivable Greater than 90 Days Past Due and Still Accruing Interest and Fees	$—	$—

PROG HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The table below presents the components of the allowance for loan losses:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2025	2024	2025	2024
Beginning Balance	$48,972	$40,242	$47,783	$40,620
Provision for Loan Losses	20,645	15,133	52,422	38,217
Charge-offs	(21,155)	(13,992)	(56,971)	(41,170)
Recoveries	3,006	1,858	8,234	5,574
Ending Balance	$51,468	$43,241	$51,468	$43,241
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
At September 30, 2025 and December 31, 2024, the Company had accrued $0.5 million for pending legal and regulatory matters for which it believes losses are probable and the amount of the loss can be reasonably estimated. The Company records its best estimate of the loss to legal and regulatory liabilities in accounts payable and accrued expenses in the condensed consolidated balance sheets. The Company estimates the aggregate range of reasonably possible loss in excess of accrued liabilities for such probable loss contingencies is immaterial. Those matters for which a probable loss cannot be reasonably estimated are not included within the estimated ranges.
At September 30, 2025, the Company estimated that the aggregate range of loss for all material pending legal and regulatory proceedings for which a loss is reasonably possible, but less likely than probable (i.e., excluding the contingencies described in the preceding paragraph), is immaterial. Those matters for which a reasonable estimate is not possible are not included within estimated ranges and, therefore, the estimated ranges do not represent the Company's maximum loss exposure. The Company’s estimates for legal and regulatory accruals, aggregate probable loss amounts and reasonably possible loss amounts are all subject to the uncertainties and variables described above.
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
Off-Balance Sheet Risk
The Company, through its Vive segment, had unconditionally cancellable unfunded lending commitments totaling $466.9 million and $461.1 million as of September 30, 2025 and December 31, 2024, respectively, that do not give rise to revenues and cash flows. These unfunded commitments arise in the ordinary course of business from credit card agreements with individual cardholders that give them the ability to borrow, against unused amounts, up to the maximum credit limit assigned to their account. While these unfunded amounts represent the total available unused lines of credit, the Company does not anticipate that all cardholders will utilize their entire available line at any given point in time. Commitments to extend unsecured credit are agreements to lend to a cardholder so long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

PROG HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 5. RESTRUCTURING EXPENSES
During 2022, the Company initiated restructuring activities intended to reduce expenses, consolidate certain segment corporate headquarters, and align the cost structure of the business with the Company's near-term revenue outlook. The Company has incurred aggregate expenses of $44.2 million since the inception of the restructuring activities in 2022. These costs were primarily comprised of early contract termination costs related to certain independent sales agreements and a third party service and marketing agreement, employee severance within Progressive Leasing, and operating lease right-of-use ("ROU") asset impairment charges related to the relocation of the Vive corporate headquarters to the Company's corporate office building and a reduction of management and information technology space. The Company has incurred additional restructuring expenses in October 2025 related to the Vive asset sale and decision to discontinue the operations of the Vive business, which is discussed further in footnote 8. The Company will continue to monitor the impacts of changes in macroeconomic conditions on its businesses and may take additional steps to further adjust the Company's cost structure based on unfavorable changes in these conditions, which may result in further restructuring charges in future periods.
The Company had no new restructuring activities during the three and nine months ended September 30, 2025. The following tables summarize restructuring charges recorded within operating expenses in the condensed consolidated statements of earnings for the three and nine months ended September 30, 2024:

	Three Months Ended September 30, 2024
(In Thousands)	Progressive Leasing	Vive	Other	Total
Severance	$—	$—	$—	$—
Other Restructuring Activities	6	—	—	6
Total Restructuring Expenses	$6	$—	$—	$6

	Nine Months Ended September 30, 2024
(In Thousands)	Progressive Leasing	Vive	Other	Total
Severance	$4,336	$—	$628	$4,964
Right-of-Use Asset Impairment[1]	4,515	—	—	4,515
Property and Equipment Impairment	1,503	—	—	1,503
Early Contract Termination Costs	7,750	—	2,000	9,750
Other Restructuring Activities	174	—	—	174
Total Restructuring Expenses	$18,278	$—	$2,628	$20,906
1 To determine the amount of impairment for vacated office space, the fair value of the right-of-use asset is calculated based on the present value of the estimated net cash flows related to the right-of-use asset.

PROG HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table summarizes the accrual and payment activity related to the restructuring program for the nine months ended September 30, 2025 and 2024:

(In Thousands)	Severance	Early Contract Termination Costs	Other Restructuring Activities	Total
Balance at December 31, 2024	$2,325	$1,600	$—	$3,925
Cash Payments	(864)	—	—	(864)
Balance at September 30, 2025	$1,461	$1,600	$—	$3,061

(In Thousands)	Severance	Early Contract Termination Costs	Other Restructuring Activities	Total
Balance at December 31, 2023	$2,675	$2,500	$—	$5,175
Charges	4,964	9,750	174	14,888
Cash Payments	(6,564)	(10,650)	(174)	(17,388)
Balance at September 30, 2024	$1,075	$1,600	$—	$2,675
NOTE 6. SEGMENTS
As of September 30, 2025, the Company has two reportable segments: Progressive Leasing and Vive.
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
Vive offers a variety of second-look financing programs originated through third-party federally insured banks to customers of participating merchants and, together with Progressive Leasing, allows the Company to provide POS partners with near-prime and below-prime customers one source for financing and leasing transactions. On October 20, 2025, the Company completed the sale of substantially all of the assets of Vive, consisting primarily of its credit card receivable portfolio, along with related customer and merchant relationships.
Four is a BNPL company that allows shoppers to pay for merchandise through four interest-free installments. Four is not a reportable segment for the three and nine month periods ended September 30, 2025 and 2024 as its financial results are not significant to the Company's consolidated financial results. The revenues, earnings (loss) before income taxes, and assets of Four are included within Other, along with the Company's other strategic initiatives.
Factors Used by Management to Identify the Reportable Segments
The Company's reportable segments are based on the operations of the Company that the chief operating decision maker ("CODM") regularly reviews to analyze performance and allocate resources among business units of the Company. The Company's CODM is its President and CEO.
Segment Assets and Segment Profit or Loss
The CODM evaluates operating segment performance and decides how to allocate resources based on segment revenues and earnings (loss) before income tax expense (benefit). The Company determines earnings (loss) before income tax expense (benefit) for all reportable segments in accordance with U.S. GAAP. The CODM uses this information to evaluate the profitability of the Company's reportable segments and make decisions on future business plans.
The Company incurred various corporate overhead expenses for certain executive management, legal, human resources, finance, facilities, audit, risk management, technology, and other overhead functions during the three and nine months ended September 30, 2025 and 2024. Corporate overhead expenses incurred are primarily reflected as expenses of the Progressive Leasing segment and an immaterial amount was allocated to the Vive segment and Other. The allocation of corporate overhead costs to Progressive Leasing, Vive and Other was consistent with how the CODM analyzed performance and allocated resources among the segments of the Company.

PROG HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following is a summary of total assets by segment:

(In Thousands)	September 30, 2025	December 31, 2024
Assets:
Progressive Leasing	$1,309,703	$1,282,585
Vive	146,023	137,762
Other	90,875	93,420
Total Assets	$1,546,601	$1,513,767
The following is a summary of capital expenditures by segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2025	2024	2025	2024
Capital Expenditures:[1]
Progressive Leasing	$2,886	$1,330	$5,451	$3,985
Vive	26	77	64	245
Other	641	631	1,934	1,807
Total Capital Expenditures	$3,553	$2,038	$7,449	$6,037
1Capital expenditures primarily consists of internal-use software, as well as computer hardware and furniture and equipment.

PROG HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table presents a summary of segment revenues, significant segment expenses, other segment items, and profit and loss information for the three and nine months ended September 30, 2025 and 2024. The revenues and earnings (loss) before income taxes within Other is comprised of the operating activities of Four and certain other strategic initiatives.

	Three Months Ended September 30, 2025				Three Months Ended September 30, 2024
(In Thousands)	Progressive Leasing	Vive	Other	Total	Progressive Leasing	Vive	Other	Total
Revenues:
Lease Revenues and Fees[1]	$556,583	$—	$—	$556,583	$582,551	$—	$—	$582,551
Interest and Fees on Loans Receivable[2]	—	17,402	21,123	38,525	—	16,000	7,594	23,594
Total Revenues	556,583	17,402	21,123	595,108	582,551	16,000	7,594	606,145

Significant Segment Expenses:[3]
Depreciation of Lease Merchandise	378,499	—	—	378,499	401,070	—	—	401,070
Provision for Lease Merchandise Write-offs	41,037	—	—	41,037	44,736	—	—	44,736
Selling, General and Administrative	79,272	6,415	9,569	95,256	76,472	6,277	6,955	89,704
Provision for Loan Losses	—	10,654	9,991	20,645	—	11,009	4,124	15,133
Total	498,808	17,069	19,560	535,437	522,278	17,286	11,079	550,643

Other Segment Items:
Depreciation and Amortization[4]	5,116	138	888	6,142	5,390	155	720	6,265
Restructuring Expenses	—	—	—	—	6	—	—	6
Interest Expense[5]	10,106	275	2,009	12,390	9,976	—	—	9,976
Interest Income[5]	(4,185)	(6)	(317)	(4,508)	(2,276)	—	(316)	(2,592)
Total	11,037	407	2,580	14,024	13,096	155	404	13,655

Earnings (Loss) Before Income Tax	$46,738	$(74)	$(1,017)	$45,647	$47,177	$(1,441)	$(3,889)	$41,847
1 Revenue within the scope of ASC 842, "Leases."
2 Revenue within the scope of ASC 310, "Receivables." Also included within Interest and Fees on Loans Receivable for the Other category is $5.1 million and $2.7 million of subscription fee revenue within the scope of ASC 606, "Revenues from Contracts with Customers," for the three months ended September 30, 2025 and 2024, respectively.
3 The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.
4 Excludes depreciation of lease merchandise, which is not included in the CODM's measure of depreciation and amortization.
5 Intersegment interest income and expense of $2.6 million and $0.3 million are included within the amounts shown for the three months ended September 30, 2025 and 2024, respectively.

PROG HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Nine Months Ended September 30, 2025				Nine Months Ended September 30, 2024
(In Thousands)	Progressive Leasing	Vive	Other	Total	Progressive Leasing	Vive	Other	Total
Revenues:
Lease Revenues and Fees[1]	$1,777,814	$—	$—	$1,777,814	$1,773,617	$—	$—	$1,773,617
Interest and Fees on Loans Receivable[2]	—	49,221	56,824	106,045	—	47,471	19,088	66,559
Total Revenues	1,777,814	49,221	56,824	1,883,859	1,773,617	47,471	19,088	1,840,176

Significant Segment Expenses:[3]
Depreciation of Lease Merchandise	1,224,049	—	—	1,224,049	1,217,440	—	—	1,217,440
Provision for Lease Merchandise Write-offs	131,688	—	—	131,688	131,660	—	—	131,660
Selling, General and Administrative	240,344	19,674	26,855	286,873	227,440	19,297	19,710	266,447
Provision for Loan Losses	—	28,887	23,535	52,422	—	27,579	10,638	38,217
Total	1,596,081	48,561	50,390	1,695,032	1,576,540	46,876	30,348	1,653,764

Other Segment Items:
Depreciation and Amortization[4]	15,316	424	2,513	18,253	18,281	487	2,012	20,780
Restructuring Expenses	—	—	—	—	18,278	—	2,628	20,906
Interest Expense[5]	30,180	643	5,611	36,434	29,958	—	—	29,958
Interest Income[5]	(10,672)	(9)	(632)	(11,313)	(6,036)	—	(949)	(6,985)
Total	34,824	1,058	7,492	43,374	60,481	487	3,691	64,659

Earnings (Loss) Before Income Tax	$146,909	$(398)	$(1,058)	$145,453	$136,596	$108	$(14,951)	$121,753
1 Revenue within the scope of ASC 842, "Leases."
2 Revenue within the scope of ASC 310, "Receivables." Also included within Interest and Fees on Loans Receivable for the Other category is $13.5 million and $6.4 million of subscription fee revenue within the scope of ASC 606, "Revenues from Contracts with Customers," for the nine months ended September 30, 2025 and 2024, respectively.
3 The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.
4 Excludes depreciation of lease merchandise, which is not included in the CODM's measure of depreciation and amortization.
5 Intersegment interest income and expense of $6.9 million and $0.9 million are included within the amounts shown for the nine months ended September 30, 2025 and 2024, respectively.
NOTE 7. INCOME TAXES
On July 4, 2025, the United States enacted tax reform legislation through the One Big Beautiful Bill Act ("OBBBA"). The OBBBA makes permanent key elements of the Tax Cuts and Jobs Act of 2017, including 100% bonus depreciation on qualified property acquired and placed in service after January 19, 2025. As a result, the Company’s net deferred tax liability increased $33.4 million and the income tax receivable increased $38.0 million. A material impact to the income tax expense is not expected. The Company continues to evaluate the impact of the new legislation on the consolidated financial statements.

PROG HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 8. SUBSEQUENT EVENT
On October 20, 2025, the Company completed the sale of substantially all of the assets of Vive, consisting primarily of its credit card receivable portfolio, along with related customer and merchant relationships, for an estimated $149.0 million of cash, subject to customary post-closing adjustments. The credit card portfolio represented the major asset of Vive, and the sale of this portfolio constitutes a strategic shift that will have a significant effect on the Company's operations and financial results. Accordingly, the Vive segment will be presented as discontinued operations in the Company's consolidated financial statements beginning in the quarter ending December 31, 2025. The Company will also record an estimated $3.0 million to $5.0 million of restructuring costs relating primarily to severance, contract termination fees, and impairments of assets.
The Company expects to recognize an estimated pretax gain of approximately $30.0 million in connection with the sale in the quarter ending December 31, 2025; however, the final amount of such gain has not yet been determined. The final gain or loss will be reflected in the results of discontinued operations once the calculation is complete.
The condensed consolidated financial statements as of and for the three and nine months ended September 30, 2025, do not reflect any adjustments related to this transaction, as the sale was completed subsequent to the balance sheet date of September 30, 2025 and does not provide additional evidence about conditions that existed as of September 30, 2025.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Special Note Regarding Forward-Looking Information: Except for historical information contained herein, the matters set forth in this Form 10-Q are forward-looking statements. These statements are based on management’s current expectations and plans, which involve risks and uncertainties. Such forward-looking statements generally can be identified by the use of forward-looking terminology such as "delivering," "driving," "advancing," "expectation," "target," "uncertainty," "outlook," "assumes" and similar expressions. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the filing date of this Quarterly Report and which involve risks and uncertainties that may cause actual results to differ materially from those set forth in these statements. These risks and uncertainties include factors that could cause our actual results and financial condition to differ materially from those expressed or implied in our forward-looking statements. Such risks and uncertainties include, among others, those discussed in "Item 1A. Risk Factors" in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (the "2024 Annual Report") and in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2025. Except as required by law, the Company undertakes no obligation to update these forward-looking statements to reflect subsequent events or circumstances after the filing date of this Quarterly Report.
The following discussion should be read in conjunction with the condensed consolidated financial statements as of and for the three and nine months ended September 30, 2025 and 2024, including the notes to those statements, appearing elsewhere in this report. We also suggest that management’s discussion and analysis appearing in this report be read in conjunction with the management’s discussion and analysis and consolidated financial statements included in our 2024 Annual Report.
Business Overview
PROG Holdings, Inc. ("we," "our," "us," the "Company," or "PROG Holdings") is a financial technology holding company that provides transparent and competitive payment options to consumers. PROG Holdings has two reportable segments as of September 30, 2025: (i) Progressive Leasing, an in-store, app-based, and e-commerce point-of-sale lease-to-own solutions provider; and (ii) Vive Financial ("Vive"), an omnichannel provider of second-look revolving credit products.
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
Our Vive segment primarily serves customers that may not qualify for traditional prime lending offers who desire to purchase goods and services from participating merchants. Vive offers customized programs with services that include revolving loans through private label and Vive-branded credit cards. Vive's current network of POS partner locations and e-commerce websites includes furniture, mattresses, home exercise equipment, and home improvement retailers, as well as medical and dental service providers. On October 20, 2025, the Company completed the sale of substantially all of the assets of Vive, consisting primarily of its credit card receivable portfolio, along with related customer and merchant relationships, for an estimated $149.0 million of cash, subject to customary post-closing adjustments. The credit card portfolio represented the major asset of Vive, and the sale of this portfolio constitutes a strategic shift that will have a significant effect on the Company's operations and financial results. Accordingly, the Vive segment will be presented as discontinued operations in the Company's consolidated financial statements beginning in the quarter ending December 31, 2025.
Four Technologies, Inc. ("Four") is a Buy Now, Pay Later ("BNPL") company that allows shoppers to pay for merchandise through four interest-free installments. Four’s proprietary platform capabilities and its base of customers and retailers expand PROG Holdings’ ecosystem of financial technology offerings by introducing a payment solution that further diversifies the Company's consumer financial technology offerings. Shoppers use Four to purchase clothing, health and beauty products, footwear, jewelry, and other consumer goods from retailers across the United States. Four is not a reportable segment for the three and nine month periods ended September 30, 2025 as its financial results are not significant to the Company's condensed consolidated financial results. Four's financial results are reported within "Other" for segment reporting purposes.
PROG Holdings also owns Build, a credit building financial management tool. Build is not expected to be a reportable segment in 2025 as its financial results are not expected to be significant to the Company's consolidated financial results in 2025. Build's financial results are reported within "Other" for segment reporting purposes.

Macroeconomic and Business Environment
Progressive Leasing entered 2025 with a larger lease portfolio, as measured by its gross leased asset balance, compared to 2024, which resulted in an increase in lease revenues in the first half of 2025 when compared to the same period in 2024. However, the gross leased asset balance was lower at the beginning of the three months ended September 30, 2025 when compared to the same period in the prior year, resulting in lower lease revenues for the quarter. The Company continues to operate in a challenging macroeconomic environment. For example, Big Lots, Inc. ("Big Lots"), one of Progressive Leasing's major POS partners filed for bankruptcy in late 2024, resulting in the closure of many of its stores. The loss of Big Lots resulted in an unfavorable impact on Progressive Leasing's Gross Merchandise Volume ("GMV"), revenue, and earnings before income tax in 2025.
Progressive Leasing customer payment delinquencies were elevated at the end of 2024 and during the first quarter of 2025, which prompted us to tighten our decisioning posture to maintain a healthy lease portfolio during the quarter ended March 31, 2025. While that action benefited our lease portfolio performance and helped us achieve a provision for lease merchandise write-offs of 7.4% of lease revenues in the third quarter of 2025, it also had an unfavorable impact on Progressive Leasing's GMV during the periods subsequent to the change.
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
Highlights
The following summarizes significant financial highlights from the three months ended September 30, 2025:
•We reported revenues of $595.1 million, which was a 1.8% decrease compared to the $606.1 million we reported for the third quarter of 2024. The decrease in revenue was driven primarily by a smaller gross leased asset balance when compared to the same period in the prior year. This decrease was partially offset by an increase in revenues due to growth in our Other operations.
•GMV decreased by $45.7 million for Progressive Leasing and increased by $7.6 million for Vive in the third quarter of 2025, compared to the same period in the prior year. GMV from our Other operations increased by $101.0 million, due to an increase in Four loan originations in the third quarter of 2025 compared to the third quarter of 2024.The decrease in GMV for Progressive Leasing was due to several factors, including the bankruptcy of Big Lots in late 2024 and tightening of our decisioning posture during the first quarter of 2025. We believe the reduction in GMV was also driven by inflationary pressures, elevated cost of living, and an uncertain macroeconomic outlook, all of which have negatively impacted consumer confidence and demand for our lease-to-own offering. The increase in GMV for Vive was due to the expansion of loan origination programs associated with Vive's national retail merchants.
•Earnings before income taxes increased to $45.6 million compared to $41.8 million in the same period in 2024. The increase was primarily driven by increased revenues in our Other operations, partially offset by increases in the provision for loan losses and certain sales, general and administrative expenses.

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
The following table presents our GMV for the Company for the periods presented:

	Three Months Ended September 30,		Change
(Unaudited and In Thousands)	2025	2024	$	%
Progressive Leasing	$410,943	$456,651	$(45,708)	(10.0)%
Vive	46,308	38,755	7,553	19.5
Other	163,086	62,058	101,028	162.8
Total GMV	$620,337	$557,464	$62,873	11.3%
Progressive Leasing's GMV decreased compared to the third quarter of 2024 due to the bankruptcy of Big Lots in late 2024 and tightening of its decisioning posture during the first quarter of 2025, leading to a lower gross leased asset balance. We believe the reduction in GMV was also driven by inflationary pressures, an elevated cost of living, and an uncertain macroeconomic outlook, all of which have negatively impacted consumer confidence and demand for our lease-to-own offering. E-commerce channels generated 23.0% of Progressive Leasing's GMV in the third quarter of 2025 compared to 16.6% in the third quarter of 2024. The increase in Vive's GMV was due to the expansion of loan origination programs associated with Vive's national retail merchants when compared to the same period in the prior year. GMV from Other increased due to an increase in Four loan originations.
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

As of September 30 (Unaudited and In Thousands)	2025	2024
Active Customer Count:
Progressive Leasing	784	848
Vive	96	91
Other	338	148
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

Key Components of Earnings Before Income Tax
In this MD&A section, we review our condensed consolidated results. For the three and nine months ended September 30, 2025 and the comparable prior year periods, some of the key revenue, cost and expense items that affected earnings before income taxes were as follows:
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
Operating Expenses. Operating expenses include personnel costs, the provision for loan losses, restructuring expenses, sales acquisition expense, computer software expense, stock-based compensation expense, intangible asset amortization, professional services expense, advertising, bank service charges and processing fees, fixed asset depreciation, occupancy costs, and decisioning expense, among other expenses.
Interest Expense, Net. Interest expense, net consists of interest incurred on the Company's Senior Notes and senior secured revolving credit facility (the "Revolving Facility"). Interest expense is presented net of interest income earned on the Company's deposits in cash and cash equivalents.

Results of Operations – Three months ended September 30, 2025 and 2024

	Three Months Ended September 30,		Change
(In Thousands)	2025	2024	$	%
REVENUES:
Lease Revenues and Fees	$556,583	$582,551	$(25,968)	(4.5)%
Interest and Fees on Loans Receivable	38,525	23,594	14,931	63.3
	595,108	606,145	(11,037)	(1.8)
COSTS AND EXPENSES:
Depreciation of Lease Merchandise	378,499	401,070	(22,571)	(5.6)
Provision for Lease Merchandise Write-Offs	41,037	44,736	(3,699)	(8.3)
Operating Expenses	122,043	111,108	10,935	9.8
	541,579	556,914	(15,335)	(2.8)
OPERATING PROFIT	53,529	49,231	4,298	8.7
Interest Expense, Net	(7,882)	(7,384)	(498)	6.7
EARNINGS BEFORE INCOME TAX	45,647	41,847	3,800	9.1
INCOME TAX EXPENSE (BENEFIT)	12,526	(42,115)	54,641	nmf
NET EARNINGS	$33,121	$83,962	$(50,841)	(60.6)%
nmf - Calculation is not meaningful
Revenues
Information about our revenues by source and reportable segment is as follows:

	Three Months Ended September 30, 2025				Three Months Ended September 30, 2024
(In Thousands)	Progressive Leasing	Vive	Other	Total	Progressive Leasing	Vive	Other	Total
Lease Revenues and Fees	$556,583	$—	$—	$556,583	$582,551	$—	$—	$582,551
Interest and Fees on Loans Receivable	—	17,402	21,123	38,525	—	16,000	7,594	23,594
Total	$556,583	$17,402	$21,123	$595,108	$582,551	$16,000	$7,594	$606,145
The decrease in Progressive Leasing revenues was primarily due to a lower gross leased asset balance as a result of the bankruptcy of Big Lots in late 2024, the tightening of our decision posture during the first quarter of 2025, and inflationary and other macroeconomic factors, which also led to a 10.0% decrease in GMV compared to the same quarter in 2024. Vive revenues increased due primarily to a larger loan portfolio during the third quarter of 2025 as compared to the third quarter of 2024. The increase in Other revenue was primarily driven by an increase in Four's GMV as compared to the same period in 2024, due to increased loan originations.

Operating Expenses
Information about certain significant components of operating expenses for the third quarter of 2025 as compared to the third quarter of 2024 is as follows:

	Three Months Ended September 30,		Change
(In Thousands)	2025	2024	$	%
Personnel Costs[1]	$41,513	$42,260	$(747)	(1.8)%
Stock-Based Compensation	7,097	7,851	(754)	(9.6)
Occupancy Costs	894	959	(65)	(6.8)
Advertising	4,853	4,165	688	16.5
Professional Services	9,810	9,000	810	9.0
Sales Acquisition Expense[2]	7,426	7,054	372	5.3
Computer Software Expense[3]	8,688	6,715	1,973	29.4
Bank Charges and Processing Fees	7,319	4,249	3,070	72.3
Other Sales, General and Administrative Expense	7,656	7,451	205	2.8
Sales, General and Administrative Expense	95,256	89,704	5,552	6.2
Provision for Loan Losses	20,645	15,133	5,512	36.4
Depreciation and Amortization	6,142	6,265	(123)	(2.0)
Restructuring Expense	—	6	(6)	(100.0)
Operating Expenses	$122,043	$111,108	$10,935	9.8%
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
Bank charges and processing fees increased $3.1 million compared to the same period in 2024, primarily due to a $2.8 million increase in processing fees within our Other operations, due to the continued GMV growth at Four and our other strategic operations.
Provision for loan losses increased $5.5 million compared to the same period in 2024. The increase was primarily the result of a $5.9 million increase in the provision for loan losses for our Other operations, due to the continued growth of our Four business and our other strategic operations.
Other Costs and Expenses
Depreciation of lease merchandise. Depreciation of lease merchandise decreased by 5.6% during the three months ended September 30, 2025 compared to the same period in 2024. As a percentage of lease revenues and fees, depreciation of lease merchandise decreased slightly to 68.0% from 68.8% in the prior year quarter, due to a lower level of 90-day early buyouts during the three months ended September 30, 2025 as compared to the same period in 2024.
Provision for lease merchandise write-offs. The provision for lease merchandise write-offs decreased $3.7 million compared to the same period in 2024. The provision for lease merchandise write-offs as a percentage of lease revenues decreased to 7.4% during the third quarter of 2025 from 7.7% in the same period in 2024. The decrease was due to a tighter decisioning posture in 2025 as compared to the same period in 2024. Given the significant economic uncertainty resulting from persistent inflationary pressures, increased interest rates for an extended period, and/or the impact of tariffs, and the potential effects of such developments on Progressive Leasing's POS partners, customers, and business going forward, a high level of estimation was involved in determining the allowance as of September 30, 2025. Actual lease merchandise write-offs could differ materially from the allowance for those write-offs.

Interest expense, net. Information about interest expense and interest income is as follows:

	Three Months Ended September 30,		Change
(In Thousands)	2025	2024	$	%
Interest Expense, Net:
Interest Expense	$9,790	$9,660	$130	1.3%
Interest Income	(1,908)	(2,276)	368	(16.2)
Total Interest Expense, Net	$7,882	$7,384	$498	6.7%
Earnings Before Income Tax
Information about our earnings before income tax by reportable segment is as follows:

	Three Months Ended September 30,		Change
(In Thousands)	2025	2024	$	%
EARNINGS BEFORE INCOME TAX
Progressive Leasing	$46,738	$47,177	$(439)	(0.9)%
Vive	(74)	(1,441)	1,367	94.9
Other	(1,017)	(3,889)	2,872	73.8
Total Earnings Before Income Tax	$45,647	$41,847	$3,800	9.1%
The earnings (loss) before income tax within Other includes income from our Four operations, partially offset by losses related to our other strategic operations. Factors impacting the change in earnings before income taxes for each reporting segment are discussed above.
Income Tax Expense (Benefit)
Income tax expense (benefit) for the three months ended September 30, 2025 was an expense of $12.5 million compared to a benefit of $42.1 million in the prior year comparable period. The effective income tax rate was 27.4% for the three months ended September 30, 2025 compared to (100.6)% for the same period in 2024. The increase in the effective tax rate was primarily due to the $53.6 million non-cash reversal of the uncertain tax position related to Progressive Leasing during 2024.

Results of Operations – Nine Months Ended September 30, 2025 and 2024

	Nine Months Ended September 30,		Change
(In Thousands)	2025	2024	$	%
REVENUES:
Lease Revenues and Fees	$1,777,814	$1,773,617	$4,197	0.2%
Interest and Fees on Loans Receivable	106,045	66,559	39,486	59.3
	1,883,859	1,840,176	43,683	2.4
COSTS AND EXPENSES:
Depreciation of Lease Merchandise	1,224,049	1,217,440	6,609	0.5
Provision for Lease Merchandise Write-Offs	131,688	131,660	28	—
Operating Expenses	357,548	346,350	11,198	3.2
	1,713,285	1,695,450	17,835	1.1
OPERATING PROFIT	170,574	144,726	25,848	17.9
Interest Expense, Net	(25,121)	(22,973)	(2,148)	9.4
EARNINGS BEFORE INCOME TAX	145,453	121,753	23,700	19.5
INCOME TAX EXPENSE (BENEFIT)	39,131	(17,949)	57,080	nmf
NET EARNINGS	$106,322	$139,702	$(33,380)	(23.9)%
nmf - Calculation is not meaningful
Revenues
Information about our revenues by source and reportable segment is as follows:

	Nine Months Ended September 30, 2025				Nine Months Ended September 30, 2024
(In Thousands)	Progressive Leasing	Vive	Other	Total	Progressive Leasing	Vive	Other	Total
Lease Revenues and Fees	$1,777,814	$—	$—	$1,777,814	$1,773,617	$—	$—	$1,773,617
Interest and Fees on Loans Receivable	—	49,221	56,824	106,045	—	47,471	19,088	66,559
Total Revenues	$1,777,814	$49,221	$56,824	$1,883,859	$1,773,617	$47,471	$19,088	$1,840,176
The increase in Progressive Leasing revenues was primarily due to a larger lease portfolio entering the period, as measured by its gross leased asset balance, resulting from the 9.1% increase in GMV for the fourth quarter of 2024 as compared to the fourth quarter of 2023. The increase in revenues was partially offset by the decrease in GMV at Progressive Leasing for the nine months ended September 30, 2025, as compared to the same period in the prior year. Vive revenues increased due to a larger loan portfolio for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. The increase in Other revenue was primarily driven by a 159.0% increase in Four's GMV as compared to the nine months ended September 30, 2024.

Operating Expenses
Information about certain significant components of operating expenses for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024 is as follows:

	Nine Months Ended September 30,		Change
(In Thousands)	2025	2024	$	%
Personnel Costs[1]	$126,444	$128,689	$(2,245)	(1.7)%
Stock-Based Compensation	21,633	21,588	45	0.2
Occupancy Costs	2,623	3,248	(625)	(19.2)
Advertising	13,333	12,462	871	7.0
Professional Services	31,238	23,694	7,544	31.8
Sales Acquisition Expense[2]	23,483	21,719	1,764	8.1
Computer Software Expense[3]	24,664	20,938	3,726	17.8
Bank Charges and Processing Fees	20,070	12,501	7,569	60.5
Other Sales, General and Administrative Expense	23,385	21,608	1,777	8.2
Sales, General and Administrative Expense	286,873	266,447	20,426	7.7
Provision for Loan losses	52,422	38,217	14,205	37.2
Depreciation and Amortization	18,253	20,780	(2,527)	(12.2)
Restructuring Expense	—	20,906	(20,906)	(100.0)
Operating Expenses	$357,548	$346,350	$11,198	3.2%
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
Professional services increased $7.5 million compared to the same period in 2024, primarily due to higher technology-related expenses and an increase in contract labor costs for various technology initiatives and customer service support at Progressive Leasing. Professional services also increased $0.7 million at Vive, primarily due to an increase in contract labor costs.
Computer software expense increased $3.7 million primarily due to an increase in non-capitalizable costs for software implementation projects by Progressive Leasing.
Bank charges and processing fees increased $7.6 million compared to the same period in 2024, primarily due to a $7.1 million increase in processing fees within our Other operations, driven by the continued GMV growth at Four and our other strategic operations.
The provision for loan losses increased $14.2 million compared to the same period in 2024. The increase is primarily the result of a $12.9 million increase in the provision for loan losses for our Other operations, due to the continued growth of Four and our other strategic operations. The provision for loan losses at Vive also increased $1.3 million resulting from an increase in GMV compared to the same period in 2024.
Depreciation and amortization decreased $2.5 million compared to the same period in 2024, primarily due to a decrease of $3.0 million at Progressive Leasing resulting from a decline in depreciable assets compared to 2024, and some intangible assets becoming fully amortized in 2024. The decrease was partially offset by an increase of $0.5 million at Four and our other strategic operations.
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

Other Costs and Expenses
Depreciation of lease merchandise. Depreciation of lease merchandise increased by 0.5% during the nine months ended September 30, 2025 compared to the same period in 2024. The increase was primarily due to a higher balance in the Company's lease portfolio entering 2025. As a percentage of lease revenues and fees, depreciation of lease merchandise increased to 68.9% from 68.6% in the prior year period, primarily due to a higher level of early buyouts during the nine months ended September 30, 2025 as compared to the same period in 2024.
Provision for lease merchandise write-offs. The provision for lease merchandise write-offs was essentially flat when compared to the same period in 2024. The provision for lease merchandise write-offs as a percentage of lease revenues was 7.4% during the nine months ended September 30, 2025 and 2024. Given the significant economic uncertainty resulting from persistent inflationary pressures, increased interest rates for an extended period, and/or the impact of tariffs, and the potential effects of such developments on Progressive Leasing's POS partners, customers, and business going forward, a high level of estimation was involved in determining the allowance as of September 30, 2025. Actual lease merchandise write-offs could differ materially from the allowance for those write-offs.
Interest expense, net. Information about interest expense and interest income is as follows:

	Nine Months Ended September 30,		Change
(In Thousands)	2025	2024	$	%
Interest Expense, Net:
Interest Expense	$29,547	$29,009	$538	1.9%
Interest Income	(4,426)	(6,036)	1,610	26.7
Total Interest Expense, Net	$25,121	$22,973	$2,148	9.4%
Earnings Before Income Tax
Information about our earnings before income tax by reportable segment is as follows:

	Nine Months Ended September 30,		Change
(In Thousands)	2025	2024	$	%
EARNINGS BEFORE INCOME TAX
Progressive Leasing	$146,909	$136,596	$10,313	7.6%
Vive	(398)	108	(506)	nmf
Other	(1,058)	(14,951)	13,893	(92.9)
Total Earnings Before Income Tax	$145,453	$121,753	$23,700	19.5%
nmf - Calculation is not meaningful
The earnings (loss) before income tax within Other primarily relates to losses from our other strategic operations. Factors impacting the change in earnings before income tax for each reporting segment are discussed above.
Income Tax Expense (Benefit)
Income tax expense (benefit) for the nine months ended September 30, 2025 was an expense of $39.1 million compared to a benefit of $17.9 million in the prior year comparable period. The effective income tax rate was 26.9% for the nine months ended September 30, 2025 compared to (14.7)% for the same period in 2024. The increase in the effective tax rate was primarily due to the $53.6 million non-cash reversal of the uncertain tax position related to Progressive Leasing during 2024.

Overview of Financial Position
The major changes in the condensed consolidated balance sheet from December 31, 2024 to September 30, 2025 include:
•Cash and cash equivalents increased $196.9 million to $292.6 million during the nine months ended September 30, 2025. For additional information, refer to the "Liquidity and Capital Resources" section below.
•Accounts receivable, net of allowances, decreased $16.5 million primarily due to a decrease in Progressive Leasing's GMV for the third quarter of 2025 as compared to the fourth quarter of 2024.
•Lease merchandise, net of accumulated depreciation and allowances, decreased $179.1 million due primarily to a decrease in Progressive Leasing's GMV for the third quarter of 2025 as compared to the fourth quarter of 2024. Higher exercises of early buyouts during the nine months ended September 30, 2025 also contributed to the decrease.
•Deferred income tax liabilities increased $31.4 million and income tax receivables increased $38.0 million primarily due to the passing of the OBBBA, which permanently extends 100% federal bonus depreciation.
•Debt, net decreased $49.0 million primarily due to repayment in January 2025 of the $50.0 million balance that was outstanding on the Revolving Facility as of December 31, 2024.

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
Our capital requirements have been financed through:
•cash flows from operations;
•private debt offerings;
•bank debt; and
•stock offerings.
As of September 30, 2025, the Company had $292.6 million of cash, $350.0 million of availability under the Revolving Facility, and $600.0 million of gross indebtedness.
Cash Provided by Operating Activities
Cash provided by operating activities was $389.9 million and $223.0 million during the nine months ended September 30, 2025 and 2024, respectively. The $166.9 million increase in operating cash flows was primarily due to a $93.3 million decrease in cash paid for lease merchandise. Other changes in cash provided by operating activities are discussed above in our discussion of results for the nine months ended September 30, 2025.
Cash Used in Investing Activities
Cash used in investing activities was $69.0 million and $35.6 million during the nine months ended September 30, 2025 and 2024, respectively. The $33.4 million increase in investing cash outflows was primarily the result of a $314.5 million increase in cash investments in loans receivable, due mainly to growth in loan originations at Four and Vive. This increase in loan originations was partially offset by a $282.6 million increase in proceeds from loans receivable, primarily due to an increase in Four loan repayments.
Cash Used in Financing Activities
Cash used in financing activities was $123.9 million during the nine months ended September 30, 2025 compared to $121.1 million during the same period in 2024. Cash used in financing activities during the nine months ended September 30, 2025 was primarily for the repayment of $50.0 million that was drawn on our revolving credit facility during the fourth quarter of 2024, $51.8 million for share repurchases and $15.6 million paid for cash dividends. Cash used in financing activities during the nine months ended September 30, 2024 was primarily for the Company's repurchase of $98.2 million of its common stock and $15.4 million paid for cash dividends.

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
The Company repurchased 1,835,792 shares for $51.8 million during the nine months ended September 30, 2025. That amount does not include any excise tax that may be assessed on those repurchases. As of September 30, 2025, we had the authority to purchase additional shares up to our remaining authorization limit of $309.6 million.
Dividends
On August 6, 2025, our Board of Directors declared a quarterly cash dividend in the amount of $0.13 per share of outstanding common stock, which was paid on September 9, 2025. Aggregate dividend payments during the nine months ended September 30, 2025 were $15.6 million. While we expect to continue paying quarterly cash dividends in future periods, the future payment of dividends, if permitted, will be at the sole discretion of our Board of Directors and will depend on our capital allocation strategy at that time as well as other factors, including our earnings, financial condition, and other considerations that our Board of Directors deems relevant.
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
The Revolving Facility includes an uncommitted incremental facility increase option ("Incremental Facilities") which, subject to certain terms and conditions, permits the Company at any time prior to the maturity date to request an increase in extensions of credit available thereunder by an aggregate additional principal amount of up to $300.0 million. As of September 30, 2025, the Company had no outstanding balance and $350.0 million remaining available for borrowings on the Revolving Facility.
The Revolving Facility is fully secured and contains certain financial covenants, which include requirements that the Company maintain ratios of (i) total net debt to EBITDA of no more than 2.50:1.00 and (ii) consolidated interest coverage of no less than 3.00:1.00. The Company will be in default under the Revolving Facility if it fails to comply with these covenants, and all borrowings outstanding may become due immediately. As of September 30, 2025, the Company was in compliance with the financial covenants set forth in the Revolving Facility and believes it will continue to be in compliance in the future.
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
The indenture discussed above contains various other covenants and obligations to which the Company and its subsidiaries are subject while the Senior Notes are outstanding. The covenants in the indenture may limit the extent to which, or the ability of the Company and its subsidiaries to, among other things: (i) incur additional debt and guarantee debt; (ii) pay dividends or make other distributions or repurchase or redeem capital stock; (iii) prepay, redeem or repurchase certain debt; (iv) issue certain preferred stock or similar equity securities; (v) make loans and investments; (vi) sell assets; (vii) incur liens; (viii) enter into transactions with affiliates; (ix) enter into agreements restricting the ability of the Company’s subsidiaries to pay dividends; and (x) consolidate, merge or sell all or substantially all of the Company’s assets. The indenture also contains customary events of default for transactions of this type and amount. The Company was in compliance with these covenants at September 30, 2025 and believes that it will continue to be in compliance in the future.
Commitments
Income Taxes
During the nine months ended September 30, 2025, we made net tax payments of $46.1 million. Within the next three months, we anticipate making an immaterial amount of estimated net tax payments for United States federal income taxes and state income taxes. That expectation includes anticipated favorable impacts on the Company's cash taxes resulting from the OBBBA, which was signed into law on July 4, 2025.

Deferred income tax liabilities as of September 30, 2025 were $105.7 million. Deferred income tax liabilities are calculated based on temporary differences between the tax basis of assets and liabilities and their respective book basis, which will result in taxable amounts in future years when the liabilities are settled at their reported financial statement amounts. The results of these calculations do not have a direct connection with the amount of cash taxes to be paid in any future periods.
Leases
We lease management and information technology space for corporate functions under operating leases expiring at various times through 2028. Our corporate and segment management office leases contain renewal options for additional periods ranging from three to five years.
Contractual Obligations and Commitments
Future interest payments on the Company's variable-rate debt are based on a rate per annum equal to, at our option, (i) the Secured Overnight Financing Rate ("SOFR") plus a margin within the range of 1.5% to 2.5% for revolving loans, based on total leverage, or (ii) the administrative agent's base rate plus a margin ranging from 0.5% to 1.5%, as specified in the agreement. Future interest payments related to our Revolving Facility are based on the borrowings outstanding at that time and may be different depending on future borrowing activity and interest rates. The Company had no outstanding borrowings under the Revolving Facility as of September 30, 2025.
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
Unfunded Lending Commitments
The Company, through its Vive business, had unconditionally cancellable unfunded lending commitments totaling approximately $466.9 million and $461.1 million as of September 30, 2025 and December 31, 2024, respectively, that do not give rise to revenues and cash flows. These unfunded commitments arise in the ordinary course of business from credit card agreements with individual cardholders that give them the ability to borrow, against unused amounts, up to the maximum credit limit assigned to their account. While these unfunded amounts represented the total available unused lines of credit, the Company does not anticipate that all cardholders will utilize their entire available line at any given point in time. Commitments to extend unsecured credit are agreements to lend to a cardholder so long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.
Critical Accounting Policies
Refer to the 2024 Annual Report.
Recent Accounting Pronouncements
Refer to Note 1 to the condensed consolidated financial statements for a discussion of recently issued accounting pronouncements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As of September 30, 2025, we had no outstanding borrowings under our Revolving Facility. Borrowings under the Revolving Facility are indexed to the SOFR or the prime rate, which exposes us to the risk of increased interest costs if interest rates rise. Based on the fact that the Company had no variable-rate debt outstanding as of September 30, 2025, a hypothetical 1.0% increase or decrease in interest rates would not affect interest expense.
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
Changes in Internal Control Over Financial Reporting.
During the three months ended September 30, 2025, as part of a multi-phase implementation of a new enterprise resource planning ("ERP") system that began last quarter and is expected to continue into 2026, the Company began utilizing certain aspects of the new ERP system. The new ERP replaces legacy systems and is designed to, among other things, streamline and enhance the Company's financial and accounting processes through a comprehensive, integrated solution. In connection with the implementation, certain existing internal controls were modified or removed, and new internal controls and procedures were designed and implemented to align with the new ERP system. As the phased implementation of the new ERP system progresses, the Company continues to emphasize the maintenance of effective internal controls and expects that changes to certain processes and procedures are likely to result in the design of new internal controls and modification and/or enhancement of existing internal controls over financial reporting. We will evaluate quarterly whether these changes materially affect our internal control over financial reporting.
Except as described above, there have been no changes in the Company's internal control over financial reporting during the three months ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
ITEM 1A.RISK FACTORS
The Company does not have any updates to its risk factors disclosure that were previously reported in the 2024 Annual Report.
ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
There were no share repurchases or other unregistered sales of equity securities for the three months ended September 30, 2025.
ITEM 3.DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.OTHER INFORMATION
During the three months ended September 30, 2025, none of our directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement."

ITEM 6.EXHIBITS

EXHIBIT NO.	DESCRIPTION OF EXHIBIT

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from this Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in Inline XBRL (included in Exhibit 101)

*Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROG Holdings, Inc.
(Registrant)

Date:	October 22, 2025	By:	/s/ BRIAN GARNER
Brian Garner
Chief Financial Officer
(Principal Financial Officer)

Date:	October 22, 2025	By:	/s/ MATT SEWELL
Matt Sewell
Vice President, Financial Reporting
(Principal Accounting Officer)