Form 10-K
period 2025-12-31
PROG Holdings, Inc.
filed 2026-02-18
CIK 1808834

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b).  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2025 was $816,504,124 based on the closing price on that date as reported by the New York Stock Exchange. Solely for the purpose of this calculation and for no other purpose, the non-affiliates of the registrant are assumed to be all shareholders of the registrant other than (i) directors of the registrant, (ii) executive officers of the registrant, and (iii) any shareholder that beneficially owns 10% or more of the registrant's common shares.
As of February 12, 2026, there were 39,575,810 shares of the Company's common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive Proxy Statement for the 2026 annual meeting of shareholders, to be filed subsequently with the Securities and Exchange Commission, or SEC, pursuant to Regulation 14A, are incorporated by reference into Part III of this Annual Report on Form 10-K.

Cautionary Note Regarding Forward Looking Statements
This Annual Report on Form 10-K (this "Form 10-K") contains forward-looking statements within the meaning of the Securities Act of 1933, the Securities Exchange Act of 1934, and the Private Securities Litigation Reform Act of 1995. These statements include, among others, statements that involve expectations, plans or intentions, such as those relating to management strategies, future business, future results of operations or financial condition, customer payment behavior, mergers or acquisitions, and capital allocation. These forward-looking statements may be identified by words such as "may," "will," "would," "should," "assumes," "could," "expect," "anticipate," "believe," "estimate," "intend," "strategy," "future," "opportunity," "plan," "project," "forecast," and other similar expressions. These forward-looking statements involve risks and uncertainties that may cause our actual results and financial condition to differ materially from those expressed or implied in our forward-looking statements. Such risks and uncertainties include, among others, those discussed in the Risk Factor Summary below, Part I, "Item 1A. Risk Factors" and Part II, "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Form 10-K, as well as in our consolidated financial statements, related notes, and the other information appearing in this Form 10-K and our other filings with the Securities and Exchange Commission (the "SEC"). We do not intend, and undertake no obligation except as required by law, to update any of our forward-looking statements after the date of this Form 10-K to reflect actual results or future events or circumstances. Given these risks and uncertainties, you are cautioned not to place undue reliance on such forward-looking statements.
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
•A large percentage of Progressive Leasing's revenue, which represented approximately 96% of PROG Holdings' consolidated revenue for the year ended December 31, 2025 and is expected to represent more than 70% of its consolidated revenue in 2026 due to our acquisition of Purchasing Power, is concentrated with several key point-of-sale partners (whom we refer to as our "POS partners").
•Progressive Leasing's results depend on prominent presentation, integration, and support of their products and services by its POS partners.
•Progressive Leasing serves subprime consumers, and its lease-to-own business model poses inherent risks that may have an adverse impact on our financial performance.
•Although Purchasing Power and Four also serve subprime and near-prime consumers, as well as customers with limited credit histories and prime consumers, their business models differ significantly from Progressive Leasing's lease-to-own business, which means each of these businesses have different risk profiles.
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
•We have, and may continue to, pursue acquisitions, strategic investments or divestitures, and the failure of an acquisition, investment or divestiture to produce the anticipated results may have a material adverse impact on several aspects of our performance.
•Our capital allocation strategy and financial policies, including our current stock repurchase and dividend programs, may not be effective at enhancing shareholder value, or providing other benefits we expect.
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
•Purchasing Power relies on non-recourse securitizations and warehouse facilities, and if these funding sources become unavailable or more expensive, or if performance or structural triggers are breached, Purchasing Power's ability to originate receivables and our consolidated results could be adversely affected.
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
Overview
PROG Holdings is a financial technology holding company that provides transparent and competitive payment options to consumers. PROG Holdings' operating segments include Progressive Leasing, an in-store, app-based, and e-commerce point-of-sale lease-to-own solutions provider, and Four Technologies, Inc. ("Four"), a modern, cloud-native mobile app which offers Buy Now, Pay Later ("BNPL") payment options to consumers through the Four platform. PROG Holdings also owns MoneyApp, a mobile application that offers customers interest-free cash advances. Many of our customers fall within the near-prime or subprime Fair Isaac and Company ("FICO") score categories and may have difficulty purchasing big-ticket and other durable goods they desire. The unified financial technologies ecosystem we continue to build, which we have expanded through our recent acquisition of Purchasing Power (as described below) provides these underserved customers with alternatives to traditional financing options.
The Progressive Leasing segment comprised approximately 96% of our consolidated revenues for the year ended December 31, 2025. Progressive Leasing provides consumers with lease-purchase solutions for merchandise, including furniture, appliances, electronics, mobile phones and accessories, jewelry, mattresses, and automobile electronics and accessories from leading traditional and e-commerce retailers (whom we refer to as our point-of-sale partners, "POS partners," or "retail partners"). Progressive Leasing's technology-based, proprietary decisioning platform offers prompt lease decisioning at the point-of-sale and is integrated with both traditional and e-commerce POS partners' systems. Progressive Leasing provides customers with transparent and competitive lease payment options along with flexible terms that are designed to help customers achieve merchandise ownership, including through low initial payments and early buyout options. Lease-to-own transactions facilitated through our Company also benefit our POS partners by generating incremental sales to credit-challenged consumers, who typically would not have qualified for financing offers traditionally provided by these retailers.
The Four segment enables consumers of all credit backgrounds to pay for purchases over time through short-term, interest-free installment BNPL plans. Four offers transparent, fixed-term payment options, powered by its proprietary risk-decisioning engine and its direct-to-consumer mobile app.
Sale of Vive Financial
On October 20, 2025, PROG Holdings sold substantially all of the loans receivable portfolio of Vive Financial ("Vive"), an omnichannel provider of second-look revolving credit products, which had been an operating segment prior to the sale. Following the sale, the Company began the wind-down of Vive's operations. See Note 2 in our consolidated financial statements included in this Form 10-K for additional information.
Acquisition of Purchasing Power
On January 2, 2026, PROG Holdings acquired Purchasing Power, a company that provides the employees of Purchasing Power's employer-clients with a voluntary employee benefit program that allows employees to purchase brand-name products and services from Purchasing Power and pay for those purchases through either automatic payroll deductions or allotments. Millions of employees nationwide have access to Purchasing Power's innovative purchasing options and financial wellness offerings. See Note 16 in our consolidated financial statements included in this Form 10-K for additional information.

By expanding the products offered by the Company, we are building a unified financial ecosystem, as illustrated below.
Strategy
We have a three pillared strategy, which we believe positions us for success over the long-term, as follows:
•Grow our gross merchandise volume ("GMV") through existing merchant partners, new partners, and direct-to-consumer initiatives - We plan to grow GMV through strategic collaboration and marketing efforts with our existing POS partners and by focusing on converting our pipeline of retailers into new POS partners. Our ability to maintain and strengthen new and existing relationships, including addressing the changing needs of our POS partners, is critical to the long-term growth of our business. We will also continue to expand our direct-to-consumer marketing efforts to attract new customers and drive more GMV through in-store and online retailers. In addition, we plan to grow GMV through Four, which, as a cloud-enabled mobile app is capable of scaling rapidly and efficiently. Four enables us to reach a broader customer base beyond traditional lease-to-own transactions and capture incremental GMV through short-term installment plans across a wide range of merchants and categories by engaging customers directly, as well as providing cross-promotion opportunities.
•Enhance our industry-leading consumer experience - We are investing in technology platforms that promote customer engagement and simplify the application, origination and servicing experience. We are committed to providing our customers with transparency, flexibility, and more choices on how and where they choose to shop. We are expanding and innovating our e-commerce capabilities to benefit existing and new POS partners and customers. Through Four, we are also investing in digital payment technologies that provide customers with transparent and flexible installment options, integrated with an intuitive mobile app experience.
•Expand our ecosystem to increase access and deliver more value to our customers - We expect to broaden our financial technology product ecosystem through research and development ("R&D") efforts and strategic acquisitions that will result in a larger, more loyal and engaged customer base. We will leverage our extensive database of lease and other agreements to offer current and previous customers products that meet their needs. Our ecosystem expansion includes scaling Four as a key digital payments offering that broadens PROG Holdings' reach across adjacent and overlapping consumer segments. Our acquisition of Purchasing Power in January 2026 adds a highly complementary and important new platform to our growing ecosystem of payment solutions and provides us with an opportunity to cross-market our other offerings to Purchasing Power's customers.
Operating Segments
As of December 31, 2025, the Company has two operating segments: Progressive Leasing and Four. Vive had been an operating segment prior to October 20, 2025, when the Company sold Vive's loans receivable portfolio. The Company's two reportable segments are Progressive Leasing and Four, which is consistent with the current organizational structure and how the chief operating decision maker regularly reviews results to analyze performance and allocate resources.
The operating results of our two reportable segments may be found in (i) Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and (ii) Item 8. Financial Statements and Supplementary Data.
Progressive Leasing
Progressive Leasing is our largest operating segment, which empowers consumers and businesses with transparent and flexible lease-to-own options to help consumers achieve ownership of durable goods. Progressive Leasing provides in-store, app-based, and e-commerce point-of-sale lease-to-own solutions through approximately 24,000 third-party POS partner locations and e-commerce websites in 45 states, the District of Columbia and Puerto Rico. It does so by purchasing the desired merchandise from POS partners and, in turn, leasing that merchandise to customers through a cancellable lease-to-own transaction. Progressive Leasing consequently has no stores of its own, but rather, offers lease-purchase solutions to the customers of traditional and e-commerce retailers. The Progressive Leasing segment comprised approximately 96% of our consolidated revenues for the year ended December 31, 2025.
Four
Four enables consumers of various credit backgrounds to pay for purchases over time through short-term, interest-free installment BNPL plans. Four offers transparent, fixed-term payment options, powered by its proprietary risk-decisioning engine and direct-to-consumer mobile app. Leveraging data science, automation, and machine learning, Four delivers efficient underwriting and consistent credit outcomes while supporting purchases across a diverse range of merchants and product categories. Customers use Four's mobile app to shop for apparel, electronics, furniture, footwear, health and beauty products, travel, and other goods across the United States. As part of PROG Holdings' financial technology ecosystem, Four complements Progressive Leasing's larger-ticket, longer-duration lease-to-own model and broadens the Company's reach into adjacent consumer segments while helping merchants increase conversion and order values.
Vive
Vive primarily served customers who may not have qualified for traditional prime lending offers who desired to purchase goods and services from participating merchants. Vive offered customized programs with services that included revolving loans through private label and Vive-branded credit cards. Vive's network of POS partner locations and e-commerce websites included furniture, mattresses, fitness equipment, and home improvement retailers, as well as medical and dental service providers. On October 20, 2025, the Company sold substantially all of Vive's loan receivables portfolio. Following the closing and completion of a transition services period with the purchaser, Vive will cease substantially all loan servicing activities. Vive is presented as discontinued operations and is no longer an operating segment.

Operations
Operating Strategy
Our operating strategy is based on developing and deploying an integrated ecosystem of alternative payment solutions to underserved individuals and families, distinguishing our brands from those of our competitors and maximizing our operational efficiencies. We believe that the acquisition of Purchasing Power in January 2026 benefits our operating strategy, including expanding our offerings to our consumers, who now can align their needs with the right solutions as illustrated below:
At every interaction with our POS partners, clients and customers, we strive to combine our service and advanced technology-based solutions to deliver a best-in-class experience. We believe this strategy allows us to grow incremental sales for our partners, while realizing operating efficiencies at scale. Importantly, our ability to service our partners and our customers while effectively managing labor costs allows us to offer alternative consumer payment solutions that are generally lower cost and otherwise more attractive than many other options available in the market.
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
Lease Agreement and Collection
The Progressive Leasing customer has the option to acquire ownership of merchandise over a fixed term of up to 12 months, by making weekly, bi-weekly, semi-monthly, or monthly lease payments. The customer may cancel the agreement at any time without penalty by returning the merchandise to Progressive Leasing. If the customer leases the item through the completion of the full term, ownership of the item transfers to the customer. The customer may also purchase the item at any time by taking advantage of one of the early purchase options.
Contractual payments are usually based on a customer's pay frequency and are typically processed through automated clearing house payments. If a payment is not made in a timely manner, collections are managed via third-party service providers in Cali, Colombia, and Makati, Philippines, and in-house through our customer payment assistance team and proprietary lease management system. The customer payment assistance team contacts customers within a few days after the due date to encourage them to keep their agreement current. We also send email and/or text reminders to customers and provide payment options and instructions. If the customer chooses to return the merchandise, arrangements may be made to receive the merchandise from the customer by either scheduling a pick-up or shipping the merchandise to our warehouse in Draper, Utah. Merchandise pick-ups are handled by Progressive Leasing employees in a variety of locations throughout the United States. We also utilize a third-party service provider to assist in pick-ups when the merchandise is too large, or the return is outside our coverage areas.
For customer agreements that are past due, the Company's policy is to write off lease merchandise after 120 days. The provision for lease merchandise write-offs as a percentage of lease revenues was 7.5%, 7.5% and 6.7% for the years ended December 31, 2025, 2024, and 2023, respectively. The Company's targeted annual range for the provision for lease merchandise write-offs as a percentage of lease revenues is 6% to 8%.
Four's Credit Decisioning and Collection
Four partners with retailers across the United States to provide consumers with the ability to pay for merchandise in four interest-free installments through BNPL transactions. Four's operations are built around a proprietary decisioning and payment platform designed to deliver responsible access to an interest-free, short-term payment offering while managing risk effectively. We believe Four provides the following strategic benefits:
•Enhanced product for merchants - Four drives more sales for its merchant partners through its BNPL offering by providing customers with transparent installment options, integrated within an intuitive mobile app experience. This allows shoppers a convenient and fast option to complete transactions, which increases conversion rates and average order values for merchants.
•Expanded customer base - Four enhances PROG Holdings' product diversity in alternative payment methods by offering its BNPL capabilities alongside Progressive Leasing's lease-to-own offerings. Together, these platforms enable the Company to serve a wider spectrum of credit profiles—from near-prime and subprime consumers to mainstream BNPL users—while leveraging shared risk management expertise, technology infrastructure, and data analytics. Four's mobile, direct-to-consumer experience enables cross-promotion opportunities with the Company's other businesses.
•Proprietary decision algorithm and collection - Four extends or declines credit on an individual transaction basis using its proprietary decisioning platform, without using customer credit ratings. Four instead uses an internal risk model using factors such as banking data, repayment history, and other proprietary variables to generate internal proprietary risk scores. Four's exposure to risk is managed through smaller ticket sizes, rapid repayment cycles, and continuous model refinement.
Acquisition of Purchasing Power
On January 2, 2026, the Company completed the acquisition of Purchasing Power, a voluntary employee benefit program provider allowing employees of its employer-clients to purchase brand-name products and services from Purchasing Power and then pay for those purchases through either automatic payroll deductions or allotments. Millions of employees nationwide have access to Purchasing Power's innovative purchasing options and financial wellness offerings. Purchasing Power's customers share many attributes with the Company's existing customers, providing opportunities for cross-product growth driving higher customer lifetime value.

Vive's Credit Decisioning and Collection
Prior to the sale of its loan portfolio in October 2025 and the related wind-down of its operations, Vive partnered with merchants to provide a variety of revolving credit products originated through third-party federally insured banks to customers that may not qualify for traditional prime lending offers (referred to as "second-look" financing programs).
Customer Service
A critical component of the success of our operations is the commitment to develop good relationships with our customers. We consistently monitor consumer preferences and trends to ensure that our business models are aligned with our customers' needs. We believe that building a relationship with the customer that ensures customer satisfaction is critical to our long-term success. Our goal, therefore, is to develop a positive experience with our customers, and for our products, service and support in the minds of our customers from the moment they enter the stores, e-commerce websites or mobile apps of our POS partners, or access our website or mobile apps.
We believe the strong focus on customer satisfaction generates repeat business from our customers and long-lasting relationships with our POS partners and Purchasing Power's employer-clients. Our customers are given access to products through multiple channels, including a network of POS partner store locations and e-commerce sites. Our customers benefit from Progressive Leasing's flexible payment alternatives and other features, including early purchase options, reinstatement options, product replacement, discounts and other benefits. In addition, we offer payment deferral options and other payment adjustment options to customers who are experiencing financial difficulties, such as to those customers who have been adversely impacted by financial hardships and other qualifying events. We foster relationships with POS partners and employer-clients to better serve new and existing customers. Our Progressive Leasing segment offers centralized customer and retailer support through internal employee representatives located primarily in Utah, Arizona and Texas. Additionally, we utilize third-party service providers in Cali, Colombia and Makati, Philippines to assist us with our customer support and collection efforts. Substantially all customer service representatives for Progressive Leasing work remotely. Additionally, customers have the option to self-service their Progressive Leasing and Four agreements through automated digital assistants.
Purchasing and POS Partner Relationships
The following table details the percentage of Progressive Leasing's revenues attributable to different categories of retail POS partners:

	Year Ended December 31,
Progressive Leasing POS Partner Category[1]	2025	2024	2023
Furniture, Appliances and Electronics[2]	58%	58%	58%
Mobile Phones and Accessories	16%	16%	15%
Jewelry	15%	15%	15%
Mattresses	4%	5%	6%
Automobile Electronics and Accessories	3%	2%	3%
Other	4%	4%	3%
1Revenues from a POS partner are attributed to a single category even if the POS partner may carry merchandise across multiple categories.
2Progressive Leasing also classifies some electronics within mobile phones and accessories, automobile electronics and accessories, and other.
The following table details the percentage of Four's revenues by revenue category:

	Year Ended December 31,
Four Revenue Category	2025	2024	2023
Transaction Income	46%	56%	84%
Subscription Revenue	29%	23%	—%
Income from Other Sources	25%	21%	16%
During 2025, two of Progressive Leasing's POS partners each individually provided customer relationships that generated greater than 10% of our consolidated revenues.
Marketing and Advertising
Progressive Leasing and Four actively market their leasing services and BNPL offerings to help customers achieve ownership of goods and drive new shoppers and incremental revenue for our partners. To accomplish these goals, we invest in digital, traditional, and in-store marketing, and our internal marketing and data science teams continually evaluate and optimize this investment to maximize the benefit for our POS partners. We also have cross-marketing campaigns that seek to grow connectivity between Progressive Leasing and Four.
Our robust digital media program is comprised of paid search, digital display, mobile, video, and paid social advertising. Through a variety of media testing methods, we can verify the impact of our paid digital media on in-store and online shopping trips and lease origination activity. In addition, targeted, personalized email and text marketing campaigns leverage our large customer database, educating customers about lease-to-own and BNPL offerings, and driving lease conversion and sales for our partners. In addition, in cooperation with our POS partners, Progressive Leasing leverages a variety of in-store marketing materials to drive awareness at the point of sale.
These efforts drive new and returning customers online and into retail locations, generating incremental sales for our partners.
Competition
Our Progressive Leasing segment competes with other lease-to-own companies (virtual and traditional store-based), and to a lesser extent, consumer finance companies, and traditional and online sellers of merchandise that provide customers with various types of payment options. The virtual lease-to-own market is highly competitive. The industry is also experiencing an increase in new products and services designed to compete for the traditional lease-to-own consumer. The emergence of these new products and services has resulted in consumers having various payment alternatives for the goods and services they desire, resulting in a highly competitive environment.
Four operates in a highly competitive industry, and faces competition from other BNPL service providers, as well as traditional credit cards, contactless virtual cards, digital wallets, and other digital payments. The BNPL industry is growing rapidly, and new competitors and new forms of payments may result in an even more competitive market.
Prior to the sale of its loan portfolio in October 2025 and related wind-down of operations, Vive competed with banks, consumer finance companies, and other financial technology companies for customers desiring to purchase merchandise or services.
Working Capital
Progressive Leasing's most significant working capital asset is merchandise on lease. The need for additional lease merchandise is expected to remain a major working capital requirement. Four's most significant working capital assets are loans receivable, and Purchasing Power's most significant working capital assets are its accounts receivable. Consistent and dependable sources of liquidity are required for Progressive Leasing to purchase such merchandise, for Four to originate new loans, and for Purchasing Power to purchase goods sold to its customers. Failure to maintain adequate sources of liquidity to purchase lease merchandise and originate loans may materially adversely affect our Progressive Leasing and Four businesses. We believe our cash on hand, operating cash flows, and availability under our revolving credit facility are adequate to meet our normal liquidity requirements.
Human Capital
We believe that a diverse workforce composed of individuals from various backgrounds, experiences, and perspectives fosters creativity and accelerates innovation. In fiscal 2025, we continued to focus on activities that promote an inclusive environment to reflect the consumers we serve and the communities in which we operate.
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
As of December 31, 2025, our employee count was 1,151 for Progressive Leasing, 15 for Four, and 69 for Other, the majority of which were full-time employees. None of our employees are covered by a collective bargaining agreement, and we believe that our relations with employees are good.

The information in the tables below summarizes our gender, ethnicity and race diversity metrics as of December 31, 2025:

December 31, 2025
	Male	Female
Vice Presidents and Above	81.8%	18.2%
All Other Employees	45.4%	54.6%

December 31, 2025
	Hispanic or Latino	White	Black or African American	Native Hawaiian or Pacific Islander	Asian	American Indian or Alaskan Native	Two or More Races
Vice Presidents and Above	6.1%	78.8%	3.0%	—%	12.1%	—%	—%
All Other Employees	30.4%	53.0%	7.2%	1.2%	5.2%	0.3%	2.7%
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
For the years ended December 31, 2025, 2024, and 2023, personnel costs, excluding stock-based compensation expense, were $153.9 million, $157.4 million, and $170.8 million, respectively.
Seasonality
Progressive Leasing's revenue mix is moderately seasonal. Adjusting for growth, the first quarter of each year generally has higher revenues than any other quarter. This is primarily due to realizing the benefit of our POS partners' increases in business and higher lease originations during the fourth quarter holiday season, as well as increased liquidity for our customers in the first quarter due to receipt of federal and state income tax refunds. Our customers will more frequently exercise the early purchase option on their existing lease agreements during the first quarter of the year. We expect these trends to continue in future periods. Four's and Purchasing Power's transaction volume is also seasonal, with a significantly higher percentage of GMV being generated in the fourth quarter holiday season, leading to higher revenues concentrated in the fourth quarter and first quarter.
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

The BNPL industry offers customers the opportunity to make a purchase now and defer payment or pay in installments, often on an interest-free basis. BNPL transactions are either integrated at the point of sale with a merchant, or available through direct-to-consumer, app-based models. In a standard industry BNPL transaction, the approval is fast, and the merchants are paid at the time of sale. Repayment terms vary across the industry, but the consumer repayment risk is generally borne by the BNPL provider. The merchant pays a fee to the BNPL provider for the incremental increase in sales. BNPL companies may also charge subscription fees, late fees, and other consumer fees.
The BNPL model is attractive to a consumer base that prefers mobile shopping and payment experiences and is seeking alternatives to traditional credit card or other loan financings. Generally, consumers using the BNPL model spend less on average per transaction than lease-to-own consumers; however, BNPL customers also generally complete more transactions per year compared to lease-to-own consumers.
Government Regulation
All of our businesses are extensively regulated by and subject to the requirements of various federal, state and local laws and regulations. Violations of these laws and regulations may subject them to government investigations and significant monetary penalties, remediation expenses and compliance-related burdens.
Federal regulatory authorities have been focused on alternative consumer financial services and products that our businesses provide. For example, in April 2020, Progressive Leasing entered into a settlement (the "FTC Settlement") with the Federal Trade Commission ("FTC") to resolve allegations by the FTC that certain of Progressive Leasing's advertising and marketing practices violated the FTC Act. Even though Progressive Leasing believed it was in compliance with the FTC Act, and thus, did not admit any violations of the FTC Act or any other laws, under the terms of the FTC Settlement, Progressive Leasing paid $175 million to the FTC and agreed to enhance certain of its compliance-related activities, including augmenting disclosures to its customers and expanding its POS partner monitoring programs. During the third quarter of 2024, Progressive Leasing received a written request from the FTC to evidence Progressive Leasing's compliance with the FTC Settlement by providing the FTC with information and documents, including those related to customer complaints and advertising and marketing materials. The Company fully cooperated with the FTC in responding to the FTC's request for information and documents.
In addition to federal regulatory oversight, currently, nearly every state specifically regulates lease-to-own transactions via state statutes, and are holding businesses like Progressive Leasing to higher standards of training, monitoring and compliance. Most state lease purchase laws require lease-to-own companies to disclose to their customers the total number of payments, total amount and timing of all payments to acquire ownership of any item, any other charges that may be imposed and miscellaneous other items. The more restrictive state lease purchase laws limit the retail price for an item, limit the total amount that a customer may be charged for an item, or regulate the "cost-of-rental" amount that lease-to-own companies may charge on lease-to-own transactions. With respect to the regulation of the "cost-of-rental" amount, such laws generally define "cost-of-rental" as lease fees paid in excess of the "retail" price of the goods. Progressive Leasing's long-established policy in all states is to disclose the terms of its lease purchase transactions as a matter of good business ethics and customer service. From time to time, state attorneys general have directed investigations, regulatory initiatives and/or legal actions toward us, our industry, or certain companies within the industry, including states in which our Progressive Leasing business has POS partners. For example, in August 2022, the Pennsylvania Attorney General filed a complaint against Progressive Leasing alleging, among other things, that Progressive Leasing was operating in Pennsylvania in violation of the Pennsylvania Rental Purchase Agreement Act by failing to disclose certain terms and conditions of rent-to-own ("RTO") transactions on hang tags physically attached to RTO merchandise. Although the Company believed the Pennsylvania Attorney General's claims were without merit, it entered into a settlement agreement with the Pennsylvania Attorney General in January 2024, pursuant to which the Attorney General agreed to release its claims against Progressive Leasing. There can be no assurances that other state attorneys general will not pursue similar legal actions against the Company in future periods.
In recent years, state regulatory authorities have also increasingly focused on the BNPL industry in which our Four business operates. For example, in December 2025, attorneys general from seven states launched a coordinated inquiry into the BNPL industry, sending letters to six BNPL providers (not including Four), which outlined concerns that the companies' products may be violating state consumer protection laws and requested information on pricing and repayment structures, customer service, ability-to-repay determinations, credit reporting and other topics, as well as copies of consumer contracts and disclosures.

Intellectual Property
Intellectual property and proprietary rights are important to the success of our business. We rely on a combination of trademark, service mark, trade name and copyright laws in the United States and other jurisdictions, as well as license agreements, confidentiality procedures, non-disclosure agreements, and other contractual protections, to establish and protect our intellectual property and proprietary rights, including our proprietary technology, software, know-how, and brand. However, these laws, agreements, and procedures provide only limited protection. We own, or are otherwise entitled to use, the various trademarks, trade names, and service marks used in our businesses, including those used with the operations of Progressive Leasing and Four. We intend to file for additional trade name and trademark protection when appropriate.
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
Federal regulatory authorities regulate alternative consumer financial services products, which includes certain consumer protection regulations within the subprime financial marketplace in which our businesses operate. For example, in April 2020, our Progressive Leasing business entered into a settlement with the FTC (the "FTC Settlement") to resolve allegations by the FTC that certain of Progressive Leasing's advertising and marketing practices violated the FTC Act, even though Progressive Leasing believed it was in compliance with the FTC Act, and thus, did not admit any violations of that act or any other laws. Under the FTC Settlement, Progressive Leasing paid $175 million to the FTC and agreed to enhance certain of its compliance-related activities, including augmenting disclosures to its customers and expanding its POS partner monitoring programs. If federal regulatory authorities propose or adopt new regulations or increase their focus on alternative consumer financial services products, including within the industries in which our businesses operate, this may result in increased compliance costs and the possibility of significant monetary penalties, remediation expenses and costly changes to the manner in which we conduct our businesses.
In recent years, state regulatory authorities have also increasingly focused on the subprime financial marketplace, including the lease-to-own and BNPL industries. For example, in December 2025, attorneys general from seven states launched a coordinated inquiry into the BNPL industry, sending letters to six BNPL providers (not including Four Technologies, the BNPL company we own), which outlined concerns that the companies' products may be violating state consumer protection laws and requested information on pricing and repayment structures, customer service, ability-to-repay determinations, credit reporting and other topics, as well as copies of consumer contracts and disclosures. If state regulatory authorities continue to focus on alternative consumer financial services products, and, as a result, businesses transacting with subprime consumers, we may be held to higher standards of monitoring, disclosure and reporting, regardless of whether new laws or regulations governing our industry are proposed or adopted. This increased attention may significantly increase the compliance costs for our businesses, result in additional fines or monetary penalties or settlements due to future government investigations, and materially and adversely impact the manner in which they operate, which may be materially adverse to several aspects of our performance.
In addition, certain aspects of our businesses, such as the content of their advertising and other disclosures to customers about transactions, their respective data collection practices, the manner in which they may contact their customers, the decisioning process regarding whether to enter into a transaction with a potential customer, their credit reporting practices, and the manner in which they process and store certain customer, employee and other information are subject to federal and state laws and regulatory oversight. For example, California passed the California Consumer Privacy Act of 2018 (the "CCPA") and the California Privacy Rights Act ("CPRA") which significantly expanded the privacy rights of California residents with respect to the collection and disclosure of their personal information and created a regulatory agency to enforce these regulations. The CCPA, CPRA and other applicable state and federal privacy laws now require us to design, implement and maintain different types of privacy-related compliance controls and programs for our businesses simultaneously in multiple states, thereby further increasing the complexity and cost of compliance. In addition, certain states' laws limit the total cost that Progressive Leasing may charge a customer in order for the customer to achieve ownership of the leased merchandise at the end of the lease term.
We have incurred and will continue to incur substantial costs to comply with federal, state and local laws and regulations, including evolving consumer protection standards. In addition to compliance costs, we may continue to incur substantial expenses to respond to regulatory and other third-party investigations and enforcement actions, proposed fines and penalties, criminal or civil sanctions, and private litigation, as well as potential "headline risks" that may negatively impact our business and may adversely affect our share price. Consumer complaints with respect to our industry have resulted in, and may in the future result in, state, federal and local regulatory and other investigations. In addition, while we are not aware of any whistleblower claims regarding the specific practices of our businesses, the number of these types of claims has increased in recent years. We believe these claims will likely continue to occur, in part because of the provisions enacted by the Dodd-Frank

Act that provide for cash awards to persons who report alleged wrongdoing to the U.S. Securities and Exchange Commission, and because competitors may use it as a method to weaken their competitors, and others, like former personnel or other constituencies, may use it as means to extract payment or otherwise retaliate.
Additionally, as we execute on our strategic plans, we may continue to expand into complementary businesses, such as the voluntary employee benefit program business pursuant to our acquisition of Purchasing Power in January 2026, that engage in financial, consumer credit transactions or lending services, or lease-to-own or rent-to-rent transactions involving products that we do not currently offer our customers, or implement the use of new technologies in our existing businesses and products, such as artificial intelligence-based technologies, all of which may be subject to a variety of statutes, laws and regulatory requirements in addition to those regulations currently applicable to our operations, which may impose significant costs, limitations or prohibitions on the manner in which we currently conduct our businesses as well as those we may acquire in the future.
Progressive Leasing serves subprime consumers, and its lease-to-own business model poses inherent risks that may have a material and adverse effect on our results, financial condition, and prospects.
Progressive Leasing offers lease-to-own solutions to subprime consumers through point-of-sale retail partners via in-store, mobile, and online solutions. While this model allows Progressive Leasing to address an underserved, credit-challenged segment of the population with an innovative lease-to-own solution that integrates seamlessly with the traditional and e-commerce retailers with whom Progressive Leasing partners (whom we refer to as our point-of-sale or "POS" partners), it creates specific and unique risks including, among others:
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
•indemnification obligations to POS partners for losses stemming from, among other matters, Progressive Leasing's violation of federal, state or local laws or regulations or failure to take the appropriate steps to protect its POS partners' and customers' information from being accessed or stolen by unauthorized third parties through cyber-attacks or hacking or similar occurrences; and
•reliance on automatic bank account drafts for lease payments, which may become disfavored as a payment method by regulators and/or providers, or may otherwise become unavailable.
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
We derive our revenue from the products and services offered by our businesses. Adverse macroeconomic conditions, such as persistent inflationary pressures, a higher cost of living and elevated interest rates for extended periods, may continue to lead to declines in disposable income and/or discretionary spending levels and therefore reduce demand for our products and services. Other factors outside our control, such as continuing changes to federal immigration laws and policies (including federal immigration provisions contained in the One Big Beautiful Bill Act ("OBBBA")) and heightened enforcement practices related thereto, uncertain trade policies and supply chain constraints may also negatively affect the subprime consumer population and therefore the demand for our products and services. Additionally, those and other adverse macroeconomic conditions or other factors outside of our control may unfavorably impact our customers' ability to make the payments they owe the Company which, in turn, could result in increased customer payment delinquencies, as well as increases in accounts receivable, lease merchandise and loan write-offs. As a result, continued macroeconomic uncertainty, or other factors outside of our control, could result in lower revenue and negatively impact our businesses and the Company's overall financial results.
In an uncertain macroeconomic environment, our proprietary algorithms and decisioning tools used in approving customers may no longer be indicative of their ability to perform, which in turn may limit the ability of our businesses to manage risk, avoid lease and loan charge-offs and may result in insufficient reserves to cover actual losses.
We believe our proprietary lease and loan decisioning processes to be a key to the success of our businesses. These decisioning processes assume behavior and attributes observed for prior customers, among other factors, are indicative of performance by our future customers. Unexpected changes in customer behavior caused by uncertain macroeconomic conditions, including, for example, persistent inflationary pressures, strained consumer liquidity or increases in unemployment levels may lead to increased incidences and costs related to lease merchandise write-offs. In addition, we believe that uncertain macroeconomic conditions such as these lead to general declines in discretionary spending levels and disproportionately negatively impact the customers we serve. As a result, our decisioning process has required, and may continue to require, frequent adjustments (including tightening) and the application of greater management judgment in the interpretation of the results produced by our decisioning tools, which could have an unfavorable impact on our GMV, margins and earnings. These decisioning tools may be unable to accurately predict and respond to the impact of an uncertain macroeconomic environment or changes to customer behaviors in connection therewith, which in turn may limit the ability of our businesses to manage risk, avoid lease and loan charge-offs and may result in insufficient reserves to cover actual losses (which Progressive Leasing records as accounts receivable allowance and allowance for lease merchandise write-offs and Purchasing Power, Four, and MoneyApp record as provision for loan losses).
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
For example, during 2025, we derived 54.8% of our consolidated revenues from customers of Progressive Leasing's top three POS partners, and 77.0% of our consolidated revenues from customers of Progressive Leasing's top ten POS partners. Any extended discontinuance of Progressive Leasing's relationship with any of those POS partners or other high visibility retailers, including as a result of such partners going out of business or otherwise being unable or unwilling to continue their relationships with Progressive Leasing, would have a material adverse impact on several aspects of our performance. For example, one of our former top ten POS partners, Big Lots, Inc., filed for bankruptcy in September 2024 and in December 2024 decided it would liquidate and close its stores. Those store closures negatively impacted our financial performance during 2025. In addition, in November 2025, another retail partner, American Signature, Inc., owner of American Signature Furniture and Value City Furniture, filed for bankruptcy and subsequently determined it would liquidate and close its stores. We expect those store closures will negatively impact our performance during 2026.
In the event that Progressive Leasing enters into new or amended business or contractual terms or conditions with any of its largest POS partners that are less favorable than its current arrangements with those POS partners, including with respect to the prices it pays those POS partners for merchandise that it leases to consumers and/or exclusivity, rebate or other incentive payments it may make to those POS partners, our business and prospects may be materially and adversely affected.
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
Our continued success is dependent on the ability of Progressive Leasing to maintain its relationship with its existing POS partners and grow its gross merchandise volume, or "GMV", (which we define as the retail price of merchandise acquired by Progressive Leasing, which we then lease to our customers) from those existing POS partners through their in-store and e-commerce platforms, and also to expand its POS partner base. Progressive Leasing's ability to retain and grow its relationships with POS partners depends on the willingness of POS partners to partner with it. For example, Progressive Leasing depends on its POS partners to prominently present its virtual lease-to-own payment offering as an option to customers. Additionally, the attractiveness of Progressive Leasing's platform to POS partners depends upon, among other things: its brand and reputation; its ability to sustain its value proposition to POS partners for consumer acquisition; the attractiveness to POS partners of its virtual and data-driven platform; the services, products and customer decisioning standards offered by Progressive Leasing's competitors, as compared to Progressive Leasing's; the amount of rebates or other incentive payments offered to those POS partners by Progressive Leasing, and its ability to perform under, and maintain, its POS partner agreements, which give our

POS partners the right to terminate for cause in certain situations, and some of which have terms that do not exceed three years, especially with respect to our agreements with our regional POS partners.
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
In addition, some of Progressive Leasing's competitors may be willing to lease certain types of products that we will not agree to lease, enter into customer leases that have services, as opposed to goods, as a portion of the lease value, or engage in other practices related to pricing, aggressive rebates and other incentive payments to POS partners that we will not, in an effort to gain market share at our expense. Our business relies heavily on relationships with POS partners. An increase in competition may cause our POS partners to no longer offer our product and services in favor of our competitors, or to offer our product and services and the products of our competitors simultaneously at the same store locations, which may slow growth in our business and limit or reduce profitability.
Progressive Leasing's results depend on prominent presentation, integration, and support of their products and services by its POS partners.
Progressive Leasing depends on its POS partners to present and feature its products and services as payment options to consumers. Furthermore, POS partners integrate the Progressive Leasing platform into their systems and provide ongoing support as their platforms improve over time. Progressive Leasing does not have any recourse against its POS partners if they do not prominently present, integrate or support it as a payment option. The failure by Progressive Leasing's POS partners to effectively present, integrate, and support Progressive Leasing's products and services would have a material and adverse effect on several aspects of our performance. In addition, changes in the prominence or prioritization of the manner in which POS partners present Progressive Leasing's offering due to, among other things, the addition of a new customer payment option, could adversely affect our business, results of operations, financial condition, and prospects.
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
Although Purchasing Power and Four also serve subprime and near-prime consumers, as well as customers with limited credit histories and prime consumers, their business models differ significantly from Progressive Leasing's lease-to-own business, which means each of these businesses have different risk profiles.
Purchasing Power's business model is predicated on partnering with employers to offer their employees the opportunity to participate in Purchasing Power's voluntary benefit program which allows employees to purchase goods and services and pay for those items in installments via direct payroll deduction or allotment. Therefore, Purchasing Power's business model has specific and unique risks that are different from Progressive Leasing's and Four's businesses, which may disrupt Purchasing Power's business and/or have an unfavorable impact on Purchasing Power's financial performance, including, among others:
•Purchasing Power depends on offering its voluntary employee benefit program through employer relationships across a broad range of industries and public sector entities. If an employer or public sector entity reduces headcount, changes benefit policies, transitions to a new payroll system that does not support Purchasing Power's integration or otherwise terminates its relationship with Purchasing Power, its loans receivables performance may be negatively affected.
•Purchasing Power's payroll deduction retail installment offering is subject to unique legal and regulatory considerations, including, for example, wage assignment or payroll deduction laws and retail installment sales laws.

Changes in, heightened scrutiny of, or adverse interpretations under regulations applicable to Purchasing Power could require Purchasing Power to modify product terms or practices, or impair employee eligibility.
•Purchasing Power uses a direct-to-consumer, drop-shipping model to provide its customers with the merchandise they have ordered from Purchasing Power. Therefore, any extended supply chain interruptions, inventory shortages, material increases in prices of imported goods or other operational factors affecting the performance of Purchasing Power's suppliers, or the prices at which they sell their products to Purchasing Power, may have a material adverse impact on its business. Additionally, Purchasing Power depends on third party carriers to transport and deliver products from Purchasing Power's suppliers to its customers. Any extended interruptions in the ability of those carriers to provide those services, whether due to systems disruptions, strikes or other labor disturbances, weather events or other disruptive occurrences, also may have a material adverse impact on its business and financial performance.
The risks that are specific to Purchasing Power may also have a material and adverse effect on several aspects of our performance in the future.
In addition, through its BNPL offerings, Four's business model allows shoppers to pay for merchandise through four interest-free installments, with the first installment collected at the time of purchase and the remaining three installments scheduled over a defined repayment period, which enables its customers to purchase furniture, clothing, electronics, health and beauty, footwear, jewelry, and other consumer goods from retailers across the United States. As discussed above, BNPL offerings have become subject to enhanced regulatory scrutiny by state regulatory authorities which allege several areas of perceived risks to consumers, including the risk that borrowers will become overextended. For example, in May 2025, New York enacted legislation to enhance regulations applicable to BNPL offerings, including regulations that limit the amount of fees BNPL businesses are permitted to charge consumers, require BNPL businesses to obtain licenses to conduct business in New York, and require BNPL businesses to perform "ability-to-repay" analyses on their applicants. Other states have also increased regulatory activity with respect to BNPL businesses under existing statutes governing lending and banking practices. As a result, Four's regulatory compliance obligations appear to be evolving in certain jurisdictions, which creates unique risks that are different than those faced by more mature businesses, such as Progressive Leasing, and which could be materially adverse to Four. In addition, our Four business faces third-party dependency risks unique to its direct-to-consumer business model, including reliance on third party "app stores" for customer acquisition and third-party payment card providers for the virtual payment cards that Four provides its customers for them to use in paying merchants. Unfavorable changes in the policies or practices of those third-party providers with respect to the BNPL industry or Four in particular could be materially adverse to Four's operations and financial results.
Our efforts to modernize and enhance certain enterprise-wide information management systems and invest in new technologies could adversely impact our businesses and operations.
We rely extensively on enterprise-wide information management systems and technologies to manage our businesses and, from time to time, we pursue opportunities to modernize and enhance these systems and technologies. For example, in fiscal 2025, we began implementing a new enterprise resource planning system that is intended to streamline and optimize the Company's financial and accounting processes, and we are in the process of implementing operational and technological enhancements to our lease decisioning and management systems that are intended to optimize performance, improve efficiency and enhance scalability. We also migrated a large portion of our enterprise-wide applications to a third-party cloud provider in order to further enhance our business continuity and disaster recovery plans. These efforts are expected to continue into 2026 and may take longer and may require greater financial and other resources than anticipated, may cause distraction of key personnel, may cause disruptions to our existing systems and our business, may adversely impact our ability to externally report timely and accurate consolidated financial information, may expose us to heightened cybersecurity risks and may not otherwise provide the anticipated benefits. In addition, our inability to improve, upgrade, integrate or expand such systems and technologies to meet our evolving business requirements could impair our ability to achieve critical strategic initiatives and could materially and adversely affect several aspects of our performance.
We are also investing in artificial intelligence ("AI") solutions, including generative AI tools that collect and analyze data to assist in the development of our products and services and in the use of internal tools that support our businesses. These applications have and likely will continue to become increasingly important in our operations over time. However, AI presents a number of risks inherent in its use, including the risk that predictive analytics may create accuracy issues, unintended biases and discriminatory outcomes that could harm our brand, reputation, businesses or customers. Implementing the use of AI successfully, ethically and as intended, will require significant resources, including having the technical expertise required to develop, test and maintain our products and services. We also expect there will continue to be new laws or regulations concerning the development and use of AI, which may hinder the application and effectiveness of AI tools and solutions on our products and services.

Our inability to protect confidential, proprietary, or sensitive information, including the confidential information of our customers, may be adversely affected by cyber-attacks or similar disruptions, which may result in significant costs, litigation and reputational damage or otherwise have a material adverse impact on several aspects of our performance.
Our businesses collect, store, use, disclose, process and transfer (collectively, "process") a wide variety of information, including personally identifiable information, for various purposes, including to help ensure the integrity of their services and to provide features and functionality to their customers, POS partners and employer-clients. The processing of the information they acquire in connection with their customers', POS partners' and employer-clients' use of their services is subject to numerous privacy, data protection, cybersecurity, and other laws and regulations. The automated nature of their businesses and their reliance on digital technologies, such as AI tools, may make them an attractive target for, and potentially vulnerable to, cyber-attacks, computer malware, computer viruses, social engineering (including phishing and ransomware attacks), general hacking, physical or electronic break-ins, or similar disruptions. While they and their vendors have taken steps to protect the confidential, proprietary, and sensitive information to which they have access and to prevent data loss, their security measures or those of their vendors could be breached, including as a result of employee theft, exfiltration, misuse or malfeasance, their actions, omissions, or errors, third-party actions, omissions or errors, unintentional events, or deliberate attacks by cyber criminals, any of which may result in the loss of, or unauthorized access to, their or their customers' data, their intellectual property, or other confidential, proprietary, or sensitive business information. Any accidental or willful security breaches or other unauthorized access to their platforms or servicing systems may cause confidential, proprietary, or sensitive information to be stolen and used for criminal or other unauthorized purposes. Security breaches or unauthorized access to confidential information may also expose our businesses to liability related to the loss of the information, time-consuming and expensive litigation and government investigations, enforcement actions and negative publicity. If security measures are breached for any of these reasons, the relationships our businesses have with their customers may be damaged, and significant liability could be incurred. Although we work hard to detect security breaches or instances of unauthorized access to confidential information, there is no guarantee that our monitoring efforts will be effective.
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
Any actual or perceived failure to comply with legal and regulatory requirements applicable to our businesses, including those relating to information security, or any failure to protect the information that our businesses collect from their customers and POS partners and from Purchasing Power's employer clients, including personally identifiable information, may result in, among other things, regulatory or governmental investigations, administrative enforcement actions, sanctions, criminal liability, private litigation, civil liability and constraints on our ability to continue to operate.
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
We operate in highly competitive industries and our inability to compete successfully would materially and adversely affect our results of operations, financial condition and prospects.
We operate in highly competitive and dynamic industries, which makes increased competition more likely. Despite any competitive advantages we may have, there is always a risk of new entrants in the markets in which we compete, which may disrupt our businesses and decrease their respective market shares. As emerging technologies and products continue to enter the marketplace, we expect competition to intensify in the future.
For example, Progressive Leasing faces competition from national, regional and local operators of lease-to-own stores, virtual lease-to-own companies, traditional and e-commerce retailers (including many that offer layaway programs and title or installment lending), traditional and online sellers of used merchandise, and various types of consumer finance companies that may enable our customers to shop at traditional or online retailers, as well as with rental stores that do not offer their customers a purchase option. In addition, various types of consumer finance options compete with Progressive Leasing to obtain more prominent placements ahead of Progressive Leasing within our POS partners' payment platforms. Similarly, Four faces competition from other companies who offer BNPL products in addition to some of the competitors mentioned above. Competitors may also seek to develop or acquire companies offering voluntary employee benefit programs via direct payroll deductions or allotments similar to Purchasing Power's voluntary employee benefit program.
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
If we fail to maintain a consistently high level of customer satisfaction and trust in our brands, or fail to promote, protect, and maintain our brands in a cost-effective manner, our businesses, results of operations, financial condition, and prospects could be materially and adversely affected.
Offering an additional option for customers of our businesses to obtain the merchandise they need is critical to our success. If consumers do not trust our brands or do not have a positive experience with our products and services, they will not use them, and we will be unable to attract or retain POS partners or employer clients as applicable. Our ability to attract and retain customers and partners is highly dependent on our reputation positive recommendations from existing customers and partners, the effectiveness of our marketing efforts, and the quality and reliability of our technology and customer support, in which we continue to invest heavily. Additionally, our success depends on our ability to obtain, maintain, protect, and enforce trademark and other intellectual property protections for our brands. Any failure to consistently cultivate high-quality customer experiences - including as a result of actions or events beyond our control- or to successfully and cost-effectively promote and protect our brands, or any market perception that we do not maintain high-quality customer service, could adversely affect our reputation, damage our relationships with existing partners and customers, and impair our ability to attract new partners and customers, any of which could have a material adverse effect on our businesses, results of operations, financial condition, and prospects.
The transactions offered to consumers by our businesses may be negatively characterized by federal, state and local government officials, consumer advocacy groups and the media, and if those negative characterizations become increasingly accepted by consumers and/or others with whom we do business, several aspects of our performance may be materially and adversely affected.
From time to time, the subprime financial marketplace in which our businesses generally operate garners the attention of federal, state and local government officials as well as consumer advocacy groups and the media. In addition, the business models and practices of other companies offering services similar to those we offer have become the subject of investigations and litigation by federal and state regulators. Legislative or regulatory proposals regarding our industry, or interpretations of them, may subject our businesses to headline risks that could negatively impact each of them in a particular market or in general and, therefore, may adversely affect our share price. In particular, and among other perceived concerns, advocacy groups have asserted (and are likely to continue asserting) that laws and regulations should be broader and more restrictive regarding lease-to-own transactions, such as those engaged in by Progressive Leasing, as well as with respect to BNPL transactions. With respect to these transactions, consumer advocacy groups and media reports generally focus on the total cost to a consumer to acquire merchandise, which is often alleged to be higher than the interest typically charged by banks or similar lending institutions to consumers with better credit histories. This "cost-of-rental" amount, which is generally defined as lease fees paid in excess of the "retail" price of the merchandise, is from time to time characterized by consumer advocacy groups and media reports as predatory or abusive without discussing the benefits associated with lease-to-own programs. Moreover, they often allege noncompliance with current consumer protection regulations and violations of notions of fair dealing with consumers. With respect to BNPL transactions, such as those engaged in by Four, certain advocacy groups and government officials have increasingly asserted that laws and regulations related to ability-to-pay analyses, limits on fees, and enhanced consumer disclosures should apply.
Although we strongly disagree with these characterizations, if the negative characterization of these types of lease-to-own and BNPL transactions becomes increasingly accepted by consumers or POS partners (in the case of Progressive Leasing) and others with whom we do business, demand for Progressive Leasing's or Four's products and services may significantly decrease, which may have a material adverse effect on several aspects of our performance. Additionally, if the negative characterization of these types of transactions is accepted by government officials, Progressive Leasing and/or Four may become subject to more restrictive laws and regulations and more stringent enforcement of existing laws and regulations, any of which may have a material adverse effect on several aspects of our performance. The vast expansion and reach of technology, including social media platforms, has increased the risk that our businesses' reputations may be significantly impacted by negative characterizations in a relatively short amount of time. If Progressive Leasing or Four is unable to quickly and effectively respond to such characterizations, they may experience declines in customer loyalty and traffic and harm their relationships with their POS partners, which may have a material adverse effect on several aspects of our performance. Similarly, Progressive Leasing's or Four's inability to timely and effectively respond to such characterizations may harm their relationships with their partners and customers, and result in declines in transactions and revenue. Additionally, any failure by Progressive Leasing or Four or by their competitors, including smaller, regional competitors, for example, to comply with the laws and regulations applicable to the traditional and/or virtual lease-to-own or BNPL business models, or any actions by those competitors that are challenged by consumers, advocacy groups, the media or governmental agencies or entities as being abusive or predatory may result in our business being mischaracterized, by implication, as engaging in similar unlawful or inappropriate activities or business practices, even if our only association with such conduct is that we operate in the same general industries as one or more offenders.
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
In addition, Progressive Leasing and Four source certain information from third parties. For example, the decisioning engine utilized by Progressive Leasing is based on algorithms that evaluate a number of factors and currently depend on sourcing certain information from third parties, including consumer reporting agencies. In the event that any third-party from which either Progressive Leasing or Four sources information experiences a service disruption, whether as a result of maintenance, natural disasters, terrorism, or security breaches, whether accidental or willful, or other factors, the ability of the decisioning engine utilized by Progressive Leasing and Four to make accurate lease and loan decisions and to process them correctly may be adversely impacted. For example, several years ago Progressive Leasing experienced a temporary interruption in certain data used in its algorithms, which resulted in incorrect decisions in certain specific instances and higher lease charge-offs. Additionally, there may be errors contained in the information provided by third parties. This may result in the inability to approve otherwise qualified applicants, which may adversely affect Progressive Leasing and/or Four by negatively impacting their reputations and reducing their transaction volumes.

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
Our businesses maintain business continuity and disaster recovery plans that, as discussed above, were enhanced in 2025 by migrating a large portion of our enterprise-wide applications to a third-party cloud provider. However, in the event of a disruption in service on their platforms, including a disruption in service from a required vendor to those platforms or as a result of the expected enhancements, the business continuity and disaster recovery plans may not have sufficient capacity to recover all data and services in the event of an outage. For example, they may be unable to process transactions or post payments on their platforms, which could damage their brands and reputations, divert the attention of their employees, reduce our revenue, subject us and them to liability, and cause consumers or merchants to abandon their platforms. In addition, in the event of damage or interruption, our insurance policies may not adequately compensate us for any losses that we incur. The impact of any of these events may have a material and adverse effect on several aspects of our performance.
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
The platforms and internal systems utilized by our businesses rely on software that is highly technical and complex. In many cases, these systems are developed by internal and/or external resources and customized specifically for our businesses, resulting in a higher likelihood that they may have undetected errors, failures, bugs, or defects than other commercially available software and platforms. For example, each of the Progressive Leasing, Purchasing Power and Four platforms and internal systems depend on the ability of such software to store, retrieve, process, and manage immense amounts of data. As a result, undetected errors, failures, bugs, or defects may be present in such software or occur in the future in such software.
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

While we take precautions to prevent fraud, including consumer identity fraud, it is possible that fraud may still occur or has occurred, which may adversely affect the performance of our businesses' lease and loan portfolios.
There is a risk of fraudulent activity associated with our businesses' virtual platforms, including consumer identity fraud and account takeover fraud. The technologies and fraud prevention tools employed by our businesses may be insufficient to accurately detect and prevent fraud, particularly if initiated by bad actors deploying sophisticated technological resources, such as evolving artificial intelligence tools. Our businesses ultimately bear the risk of consumer fraud in transactions and generally have no recourse to their respective POS or affiliate partners (as the case may be) to collect the amount owed by the customer. Significant amounts of fraudulent transactions may adversely affect our respective businesses. High profile fraudulent activity or significant increases in fraudulent activity may also lead to regulatory intervention, negative publicity, and the erosion of trust from our businesses' POS partners and/or employer-clients and, therefore, may materially and adversely affect several aspects of our performance.
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
Pursuant to the FTC Settlement, Progressive Leasing further agreed to submit compliance reports or produce other requested documents and information to the FTC upon written request by the FTC. As previously disclosed, during the third quarter of 2024, Progressive Leasing received a written request from the FTC to evidence Progressive Leasing's compliance with the FTC Settlement by providing the FTC with information and documents, including those related to customer complaints and advertising and marketing materials. The Company fully cooperated with the FTC in responding to the FTC's request for information and documents.
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
We have, and may continue to, pursue acquisitions, strategic investments or divestitures, and the failure of an acquisition, investment or divestiture to produce the anticipated results may have a material adverse impact on several aspects of our performance.
We have, and may continue to, consider or undertake strategic acquisitions of, or material investments in, businesses, products, or technologies, as well as divest or explore the sale of businesses, portfolios of loans or technologies from time to time. For example, in October 2025, we sold substantially all of Vive's portfolio of receivables for approximately $143.9 million. Additionally, in January 2026, we acquired Purchasing Power for $420.0 million.
We may not be able to successfully integrate or disaggregate the personnel, operations, businesses, products, or technologies of an acquisition, investment or divestiture, including in the case of the Purchasing Power and Vive transactions. Integration may be particularly challenging if we enter into a line of business in which we have limited experience, such as Purchasing Power's and/or the business operates in a difficult legal, regulatory or competitive environment. The integration or disaggregation of any acquisition, investment or divestiture may divert management's time and resources, which may impair our relationships with our current employees, customers and strategic partners and disrupt our operations. Acquisitions, investments and divestitures also may not perform to our expectations, we may not realize the anticipated synergies or we may incur additional and/or unexpected costs to realize them, including with respect to the Purchasing Power acquisition. Additionally, any acquisition, investment or divestiture may expose us to increased information security risk as we integrate new systems that we may not be as familiar with or bring them in line with the requirements of our information security and business continuity programs or provide data and information access to third parties. If we fail to integrate acquisitions or strategic investments, divest businesses or realize the expected benefits, we may lose the return on these acquisitions, investments or divestitures or incur additional transaction costs, and several aspects of our performance may be materially harmed as a result.

To the extent that we identify other suitable acquisition or investment candidates, they may be difficult to finance, expensive to fund and there is no guarantee that we can obtain any necessary regulatory approvals or complete the transactions on terms that are favorable to us. Additionally, if we pay the purchase price of any strategic acquisition or investment in cash, it may have an adverse effect on our financial condition; similarly, if the purchase price is paid with our stock, it may be dilutive to our shareholders. In addition, we may assume liabilities associated with a business acquisition or investment, including unrecorded liabilities that are not discovered at the time of the transaction, and the repayment or settlement of those liabilities may have an adverse effect on our financial condition. A divestiture may also result in continued financial obligations, such as through transition service agreements, guarantees, indemnities or other current or contingent financial obligations and liabilities, following the transaction. The satisfaction of these continued financial obligations may also have an adverse effect on our financial condition.
Our capital allocation strategy and financial policies, including our current stock repurchase and dividend programs, may not be effective at enhancing shareholder value, or providing other benefits we expect.
Although our capital allocation strategy and financial policies are intended to enhance shareholder value, lower our cost of capital and demonstrate our commitment to return excess capital to shareholders while maintaining our ability to invest in organic growth and strategic acquisition opportunities, there can be no assurance they will be effective.
We have taken significant steps intended to better align our existing capital structure with our go-forward capital allocation strategy. For example, since the spin-off of The Aaron's Company on November 30, 2020, the Company has repurchased shares on the open market and through a Dutch "modified auction" tender offer in December 2021 representing approximately 44.8% of our outstanding shares, for an aggregate purchase price of $1.12 billion. During the year ended December 31, 2025, we repurchased approximately 4.5% of our outstanding shares, for an aggregate purchase price of $51.8 million. As of December 31, 2025, we had the authority to purchase additional shares up to our remaining authorization limit of $309.6 million. In February 2024, our Board of Directors also authorized the initiation of a quarterly cash dividend, and the Company has since paid a quarterly cash dividend to its shareholders for each fiscal quarter since the first quarter of the 2024 fiscal year.
The timing and actual number of further share repurchases and/or the continuation of our dividend program following the date of this Annual Report on Form 10-K, if any, will depend on a variety of factors, including the price and availability of our shares, trading volume, our earnings and financial condition, general market conditions, and projected cash positions in light of other capital allocation opportunities such as organic growth, repayment of the indebtedness incurred in connection with the Purchasing Power acquisition and strategic acquisitions. The share repurchase program and/or the dividend program may be suspended or discontinued at any time in the future without prior notice.
Repurchases under our share repurchase program will reduce the market liquidity for our stock, potentially affecting its trading volatility and price. Future share repurchases, dividend payments or any potential debt repurchases may also diminish our cash reserves, which may impact our ability to pursue organic growth and attractive strategic opportunities. Furthermore, there are other financial and operational risks associated with our capital allocation strategy and financial policies, including in the event that we implement a debt repurchase, which are detailed more fully below. See "Risks Related to Our Indebtedness."
Supply chain interruptions and inventory shortages, increases in the costs of imported goods, and other factors affecting the performance of Progressive Leasing's and Four's retail partners and Purchasing Power's vendors may have a material and adverse effect on several aspects of our business.
The POS partners with whom Progressive Leasing partners or vendors from whom Purchasing Power obtains the products that it sells to its customers are critical to our success. Any extended supply chain interruptions, inventory shortages, material increases to the prices of imported goods or other operational factors affecting the performance of any of these POS partners or vendors may have a material adverse impact on our business. While Four's direct-to-consumer model does not depend on integrated POS partnerships, broader supply chain disruptions affecting the retail industry could indirectly have an unfavorable impact on the purchasing activity of Four's customers, and thus, on Four's performance. We depend on the abilities of our POS partners and vendors to deliver products to customers at the right time, in the right quantities and at the right price. Accordingly, it is important for our POS partners and vendors to obtain products at reasonable prices, maintain optimal levels of inventory and respond rapidly to shifting demands. For example, trade policies and related government actions, including the imposition, increase, or extension of tariffs on goods imported into the United States and retaliatory tariffs by foreign countries, could increase prices for certain leasable products purchased by our POS partners, vendors and customers, and thus, may decrease the demand for those products by our customer base. International trade disputes, as well as unstable foreign and domestic economic and political conditions, geopolitical conflicts, acts of terrorism, public health emergencies and other factors beyond our control, could result in supply chain disruptions, inventory shortages and/or material increases in the price of goods for our POS partners and vendors in future periods, which could adversely affect their sales and our businesses' performance.

E-commerce lease and loan origination processes may give rise to greater risks than in-store originations and processes.
As described above, our businesses increasingly use e-commerce platforms, including the websites of our POS partners, to obtain application information and distribute certain legally required notices to their lease and loan applicants, and to obtain electronically signed documents in lieu of paper documents with tangible consumer signatures. For example, in 2025, Progressive Leasing's GMV generated from e-commerce platforms represented 23.3% of its total GMV. These e-commerce-based processes entail additional risks relative to in-store-based underwriting processes and procedures, including risks regarding occurrences of fraud, risks that customers may challenge the authenticity of their lease or loan documents, or the validity of electronic signatures and records, and risks that, despite internal controls, unauthorized changes are made to their electronic documents.
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
To attempt to limit costly and lengthy consumer, employee and other litigation, including class actions, our businesses require their customers and employees to sign arbitration agreements and class action waivers, many of which offer opt-out provisions. There can be no assurance that they will be successful in enforcing these provisions. If our businesses are not permitted to use arbitration agreements and/or class action waivers, or if the enforceability of such agreements and waivers is restricted or eliminated, they may incur increased costs to resolve legal actions brought by customers, employees and others, as they would be forced to participate in more expensive and lengthy dispute resolution processes.

The loss of the services of our key executives or our inability to attract and retain key talent, particularly with respect to our information technology function, may have a material adverse impact on our operations.
Competition for senior executives and key talent in the information technology, finance and sales areas in the consumer financial services industry is intense and the failure to identify, hire, develop, motivate, and retain highly qualified personnel may adversely affect our business and operations. In particular, we rely significantly on the continued service of our data scientists and information technology engineers in order to maintain our complex information technology infrastructure, perform information technology controls and develop new products as part of our go-forward business strategy. Trained and experienced personnel are in high demand and may be in short supply. Many of the companies with which we compete for experienced employees have greater resources than we do and may be able to offer more attractive terms of employment. In addition, we invest significant time and expense in training our employees, which increases their value to other consumer financial services companies that may seek to recruit them. We may not be able to attract, develop, and maintain the skilled workforce necessary to operate our business, including with respect to the maintenance and development of our information technology infrastructure, and labor expenses may increase as a result of a shortage in the supply of qualified personnel. If we are unable to continue to attract experienced data scientists and information technology engineers, or are unable to maintain and build our highly experienced sales force and finance team, several aspects of our performance may be materially and adversely affected. We do not carry key man life insurance on any of our personnel.
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
Our businesses' results are somewhat seasonal, which causes our results to fluctuate.
Each of our businesses typically experiences reduced demand in the first and second quarters as a result of their customers' receipt of federal tax refund checks typically in February of each year. Demand is generally greatest during the fourth quarter. Also, demand for retail merchandise is seasonally higher in the fourth quarter associated with holiday shopping, which typically causes our businesses to experience seasonal growth in transaction volume during the fourth quarter of each year, which results in there being an increased provision for loan losses in the quarter for Four Technologies and Purchasing Power in accordance with ASU 2016-13, Measurement of Credit Losses on Financial Instruments ("CECL"). Revenue from each of our businesses is generally the highest in the first quarter of each year due to the typical increased payment activity associated with tax refund proceeds often received by customers in the first quarter. This seasonality requires the Company to manage its cash flows over the course of the year.
Purchasing Power's and Four's allowances may prove to be insufficient to cover losses on outstanding loans and accounts receivable.
Four maintains an allowance for loan losses that we believe is appropriate at December 31, 2025. Purchasing Power was acquired on January 2, 2026 and maintains an allowance for doubtful accounts receivable. Each of Purchasing Power and Four estimates their allowances in accordance with CECL, which requires the recognition of all expected credit losses over the life of the related loan or account receivable based on historical experience, current conditions and reasonable and supportable forecasts. The process for establishing allowances is critical to our results of operations and financial condition, and requires complex models and judgments, including forecasts of economic conditions and other qualitative factors. Changes in economic conditions affecting our customers, new information regarding our receivables and other factors, both within and outside of our control, may require an increase in the allowance for credit losses. We may underestimate our expected losses and fail to maintain an allowance for credit losses sufficient to account for these losses. In cases where we modify a loan or account receivable, if the modified receivables do not perform as anticipated, we may be required to establish additional allowances.
Given the significant judgment used in estimating the allowances for credit losses, Purchasing Power's and Four's loss reserves may not be sufficient to cover actual losses. Future increases in the allowances for credit losses or actual write-offs will result in a decrease in net earnings and may have a material adverse effect on our business, results of operations and financial condition.

Employee misconduct or misconduct by third parties acting on our behalf may harm us by subjecting us to monetary loss, significant legal liability, regulatory scrutiny and reputational harm.
Our reputation is critical to maintaining and developing relationships with our existing and potential customers and third parties with whom we do business. There is a risk that our employees, or the employees of a POS or employer partner with which we do business, may engage in misconduct that adversely affects our reputation and business. For example, if one of our employees engages in discrimination or harassment in the workplace, or if an employee or a third-party directly or indirectly associated with our business were to engage in, or be accused of engaging in, illegal or suspicious activities including fraud or theft of our customers' information, we may suffer direct losses from the activity and, in addition, we may be subject to regulatory sanctions and suffer serious harm to our reputation, financial condition, customer relationships and ability to attract future customers. Employee or third-party misconduct may prompt regulators to allege or to determine based upon such misconduct that we have not established adequate supervisory systems and procedures to inform employees of applicable rules or to detect violations of such rules. The precautions that we take to prevent and detect misconduct may not be effective in all cases. Misconduct by our employees or third-party contractors or other third parties who are directly or indirectly associated with our business, or even unsubstantiated allegations of misconduct, may result in a material adverse effect on our reputation and our business.
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
Despite our current level of indebtedness, we and our subsidiaries have recently incurred, and may continue to incur, substantially more debt. This may further exacerbate the risks to our financial condition described above.
We and our subsidiaries have recently incurred, and may continue to incur in the future, significant additional indebtedness. For example, in January 2026, we entered into an amendment to the Revolving Facility to provide for the incurrence of a $125.0 million incremental term loan (the "Term Loan") and made additional borrowings under our Revolving Facility to finance, in part, the acquisition of Purchasing Power. Purchasing Power also had approximately $338.6 million of non-recourse funding debt under its securitizations and warehouse facilities that remained in place following the acquisition. Although the indenture that governs the Senior Notes and the Revolving Facility (inclusive of the Term Loan) contains restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and the additional indebtedness incurred in compliance with these restrictions may be substantial. These restrictions also will not prevent us from incurring obligations that do not constitute indebtedness. As of December 31, 2025, we would have had undrawn commitments available to be borrowed under the Revolving Facility of $350 million. We also would have had available to us an uncommitted incremental facility under the Revolving Facility of up to $300.0 million, with availability subject to satisfaction of certain conditions. If any additional new debt, such as the Term Loan, is added to our current debt levels, the related risks that we and our subsidiaries now face may intensify.
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

Purchasing Power relies on non-recourse securitizations and warehouse facilities and if these funding sources become unavailable or more expensive, or if performance or structural triggers are breached, Purchasing Power's ability to originate receivables and our consolidated results could be adversely affected.
Purchasing Power had approximately $338.6 million of non-recourse funding indebtedness under its securitization and warehouse facilities that remained in place upon its acquisition by us (such securitizations and warehouse facilities, the "Purchasing Power Facilities"). We cannot guarantee the Purchasing Power Facilities will continue to be available beyond their current maturity dates, on acceptable terms, or at all, or that we will be able to obtain additional financing on acceptable terms or at all.
Under the Purchasing Power Facilities, Purchasing Power has various obligations and covenants as seller, servicer, and custodian of the receivables conveyed thereunder and in its individual capacity and the special purpose subsidiaries to which it conveys receivables have various obligations and covenants. A violation of any obligations or covenants in any of its financings or facilities by Purchasing Power or the special purpose subsidiaries, respectively, may result in an early termination of the revolving period, early amortization of the loans or notes (as applicable) repurchase or indemnification obligations on Purchasing Power's part, and the termination of Purchasing Power's servicing rights, and may further result in amounts outstanding under the Purchasing Power Facilities becoming immediately due and payable. The occurrence of any of the events described in this paragraph could have a material adverse effect on our financial position, liquidity, and results of operations.
Purchasing Power's ability to raise funding through these types of financings also depends, in part, on the credit ratings of the asset-backed securities it issues. If Purchasing Power is not able to satisfy any requirements set forth by a rating agency to confirm such agency's ratings of asset-backed securities to be issued at the time of a new issuance, it could limit Purchasing Power's ability to access the securitization markets. Additional factors affecting the extent to which it may securitize its receivables in the future include the availability of receivables for securitization, the overall credit quality of its receivables, the costs of securitizing its receivables, the demand for asset-backed securities and the legal, regulatory, accounting or tax rules affecting securitization transactions and asset-backed securities, generally.
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
•additions or departures of key personnel; and
•continuing uncertain macroeconomic conditions, in particular those relating to persistent inflationary pressures, a higher cost of living, changes in international trade policies or the tariff environment and elevated interest rates for extended periods.
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
Additionally, the integration of Purchasing Power increases the complexity of our internal control over financial reporting and disclosure controls and procedures. We are required to design, implement, document and test controls over the financial reporting processes and systems of Purchasing Power. If we are unable to timely and effectively integrate Purchasing Power’s processes, systems and internal controls, or if we identify control deficiencies, significant deficiencies and/or material weaknesses during the integration process, our ability to conclude that our internal control over financial reporting is effective could be adversely affected, and we may incur additional costs to remediate such issues.
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
•maintains cyber liability insurance; and
•complies with the Payment Card Industry Data Security Standard for its larger business segments and is in the process of obtaining that certification for its other segments.
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

Conducting the Company's businesses involves the collection, storage, use, disclosure, processing, transfer, and other handling of a wide variety of information, including personally identifiable information, for various purposes in the Company's businesses, including to help ensure the integrity of the Company's services and to provide features and functionality to the Company’s customers and POS partners. Like other companies that process a wide variety of information, the Company's information technology systems, networks and infrastructure and technology have been, and may in the future be, vulnerable to cybersecurity attacks and other data security threats. These types of attacks are constantly evolving, may be difficult to detect quickly, and often are not recognized until after they have been launched against a target. For example, and as the Company previously disclosed, Progressive Leasing experienced a cybersecurity incident in September 2023, which affected certain of its systems. While there was no major operational impact to any of Progressive Leasing’s services as a result of the incident, and the Company’s other subsidiaries were not impacted, this incident, as well as any other breach of the Company’s systems or facilities, or those of Progressive Leasing, Purchasing Power, Four, or the Company's other strategic operations may continue to result in cybersecurity-related risks. For more information about these and other cybersecurity risks faced by the Company, see Part 1. Item 1A. "Risk Factors."
ITEM 2. PROPERTIES
The Company leases management and information technology space for corporate functions under operating leases expiring at various times through 2028. Most of the leases contain renewal options for additional periods ranging from two to three years. The following table sets forth certain information regarding our corporate and segment management facilities as of December 31, 2025:

LOCATION[1]	SEGMENT, PRIMARY USE AND HOW HELD	SQ. FT.
Draper, Utah	Progressive Leasing — Corporate Management – Leased	74,000
Aventura, Florida	Four — Corporate Management – Leased	6,769
1 On January 25, 2024, the Company announced that it had taken several restructuring actions, including the reduction and consolidation of its office space in Utah and Arizona. During the first quarter of 2024, the Company reduced its office space in Utah by 50% and completely vacated the office space in Arizona. The closure of the office space in Arizona was not due to a reduction in the workforce there, but rather, was due to the employees who had worked in that space being allowed to permanently work from home. A corresponding impairment was recognized for the abandoned right-of-use lease assets. The existing lease agreement for Utah expires in May 2027.
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
The number of shareholders of record of the Company's common stock at February 12, 2026 was 158. The closing price for the common stock at February 12, 2026 was $33.34.
Issuer Purchases of Equity Securities
There were no share repurchases or other unregistered sales of equity securities for the three months ended December 31, 2025.
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

Performance Graph
Comparison of 5 Year Cumulative Total Return*
Among PROG Holdings, Inc., the S&P MidCap 400 Index, the S&P SmallCap 600 Index, and the S&P North American Technology Sector Index

$300
$250
$200
$150
$100
$50
$0
2020
2021
2022
2023
2024
2025
PROG Holdings, Inc.
S&P MidCap 400
S&P SmallCap 600
S&P North American Technology Sector

*$100 invested on 12/31/20 in stock or index, including reinvestment of dividends.
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

December 31,	2020	2021	2022	2023	2024	2025
PROG Holdings, Inc.	$100.00	$83.75	$31.36	$57.38	$79.42	$56.44
S&P MidCap 400	100.00	124.76	108.47	126.29	143.88	154.68
S&P SmallCap 600	100.00	126.82	106.40	123.48	134.22	142.30
S&P North American Technology Sector	100.00	126.40	81.71	131.65	179.15	228.99

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
Business Overview
PROG Holdings, Inc. ("we," "our," "us," the "Company," or "PROG Holdings") is a financial technology holding company that provides transparent and competitive payment options to consumers. As of December 31, 2025, PROG Holdings has two reportable segments: (i) Progressive Leasing, an in-store, app-based, and e-commerce point-of-sale lease-to-own solutions provider; and (ii) Four Technologies, Inc. ("Four"), which offers Buy Now, Pay Later ("BNPL") payment options to consumers through the Four platform. Vive Financial ("Vive"), an omnichannel provider of second-look revolving credit products, had been an operating segment prior to October 20, 2025. On that date, the Company sold substantially all of Vive's loan receivables portfolio and began the process of discontinuing its remaining operations. Vive is presented as discontinued operations in the Company's consolidated financial statements.
Our Progressive Leasing segment provides consumers with lease-purchase solutions through its point-of-sale partner locations and e-commerce website partners (collectively, "POS partners"). It does so by purchasing merchandise from the POS partners desired by customers and, in turn, leasing that merchandise to the customers through a cancellable lease-to-own transaction. Progressive Leasing has no stores of its own, but rather offers lease-purchase solutions to the customers of traditional and e-commerce retailers. The Progressive Leasing segment comprised approximately 96% of our consolidated revenues from continuing operations for the year ended December 31, 2025.
Four allows shoppers to pay for merchandise through four interest-free installments. Four's proprietary platform capabilities and its base of customers and retailers expand PROG Holdings' ecosystem of financial technology offerings by introducing a payment solution that further diversifies the Company's consumer financial technology offerings. Shoppers use Four to purchase furniture, clothing, electronics, health and beauty products, footwear, jewelry, and other consumer goods from retailers across the United States. The average ticket size of a Four transaction is significantly smaller than a transaction with Progressive Leasing.
PROG Holdings also owns MoneyApp, a mobile application that offers customers interest-free cash advances. MoneyApp is not a reportable segment in 2025 as its financial results are not significant to the Company's consolidated financial results. MoneyApp's financial results are reported within "Other" for segment reporting purposes.
Sale of Receivables and Presentation of Vive as Discontinued Operations
On October 20, 2025, we completed the sale of substantially all of the assets of Vive, consisting of the majority of its loans receivable portfolio, along with the related customer and merchant relationships. This transaction resulted in $143.9 million of net cash consideration. Subsequent to the sale, the operations of Vive began to wind down. The transaction resulted in a strategic shift that will have a significant effect on our operations and financial results. Accordingly, Vive is now reported as discontinued operations in our consolidated financial statements for all periods presented. All of Vive's revenues and expenses, other than allocated corporate overhead, are excluded from the results of continuing operations.
Acquisition of Purchasing Power
On January 2, 2026, we completed the acquisition of Purchasing Power for $420.0 million in cash. In addition, Purchasing Power had approximately $338.6 million of non-recourse funding debt that remained in place following the closing of the acquisition. Purchasing Power is a voluntary employee benefit program provider allowing employees to purchase brand-name products and services from Purchasing Power and then pay for those purchases through either automatic payroll deductions or allotments. Millions of employees nationwide have access to Purchasing Power's innovative purchasing options and financial wellness offerings. This MD&A does not include, reflect, or give effect to the acquisition of Purchasing Power. See Note 16 in our consolidated financial statements included in this Form 10-K for additional information.

Macroeconomic and Business Environment
The Company continues to operate in a challenging macroeconomic environment. Progressive Leasing experienced a smaller lease portfolio for most of 2025 compared to 2024, as measured by its gross leased asset balance, driven primarily by the closure in 2025 of most of the store locations of Big Lots, Inc., following its bankruptcy in late 2024, and the tightening of our decisioning posture in early 2025. While inflation moderated in 2025 compared to 2024, many of our customers' budgets remained pressured due to pricing levels, particularly for housing, food, and other nondiscretionary items, which remained elevated relative to pre-2020 levels. We believe the increased cost of living has continued to have a disproportionate negative effect on our customers' disposable income, negatively affecting demand for many leasable products, and customer payment performance. While the negative impact on customer payment performance was partially offset by our tightening of lease decisioning in the beginning of 2025, which benefitted our lease portfolio performance and helped us achieve a provision for lease merchandise write-offs within our annual targeted range, we believe these economic headwinds are likely to continue at least through the first half of 2026. We believe these economic pressures have unfavorably impacted consumer confidence within our customer base, resulting in a decrease in demand for the types of merchandise offered by many of our key national and regional POS partners. American Signature, Inc., one of Progressive Leasing's larger POS partners, filed for bankruptcy in November 2025, which will result in the permanent closure of many of its stores in 2026. The loss of Big Lots store locations in 2025 had an unfavorable impact on Progressive Leasing's GMV, revenue, and earnings from continuing operations before income tax in 2025, and we expect that the loss of the American Signature store locations will have an unfavorable, but less significant impact on Progressive Leasing in 2026.
In anticipation of these challenges, we have continued to align the cost structure of our business with our near-term revenue outlook by executing on a number of cost reduction initiatives to drive efficiencies and right-size variable costs, while attempting to minimize the negative impact on growth-related initiatives.
Customer lease payment delinquencies were elevated at the end of 2024 and the first quarter of 2025, which prompted us to tighten our lease decisioning posture in early 2025 to maintain a healthy lease portfolio. That action benefited our lease portfolio performance and helped us achieve provision for lease merchandise write-offs of 7.5% for the year ended December 31, 2025 despite significant macroeconomic challenges. The tightening of our decisioning also had an unfavorable impact on Progressive Leasing's GMV and revenue during the periods subsequent to the change.
Because the average ticket size of a BNPL transaction with Four is significantly lower than a transaction with Progressive Leasing, we believe demand for the merchandise financed through Four is not impacted by the macroeconomic headwinds discussed above to the same degree as demand for larger-ticket leasable goods.
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
As a result of the cybersecurity incident, Progressive Leasing was named a defendant in multiple lawsuits which alleged, among other things, various damages arising out of the incident. All of those lawsuits were consolidated into a single action in the United States District Court for the District of Utah (the "District Court"). On June 30, 2025, the parties reached an agreement, subject to District Court approval, to resolve all of the alleged claims in the litigation in exchange for a settlement payment of $3.3 million. That settlement was approved by the District Court on February 6, 2026. The full amount of the settlement will be paid by the Company's cybersecurity insurance. As of December 31, 2025, the settlement amount is included in accounts payable and accrued expenses, along with a corresponding insurance recovery receivable included in prepaid expenses and other assets on the Company's consolidated balance sheets. The Company did not incur any significant expenses relating to the cybersecurity incident in the years ended December 31, 2025 and 2024.

Highlights
The following summarizes significant highlights from the year ended December 31, 2025:
•We reported consolidated revenues of $2.4 billion in 2025, an increase of 0.4% compared to 2024. The increase in revenues was primarily due to a significant increase in GMV at Four in 2025 compared to the prior year, offset by a decrease in GMV at Progressive Leasing.
•GMV from Four increased by $435.0 million, or 144.2%, in 2025 compared to 2024, primarily due to Four's continued growth as consumers continue to adopt and utilize BNPL transactions at higher rates. GMV decreased by $166.4 million for Progressive Leasing in 2025, compared to 2024. The decrease in GMV for Progressive Leasing was due to a combination of the effects of the bankruptcy of Big Lots and the tightening of our decisioning posture in early 2025, both of which led to a lower gross leased asset balance through much of 2025. We believe the reduction in GMV was also driven by an elevated cost of living and an uncertain macroeconomic outlook, all of which have negatively impacted consumer confidence and demand for our lease-to-own offering.
•Earnings from continuing operations before income tax expense (benefit) increased to $174.5 million compared to $163.4 million in 2024. The increase was driven by higher revenues as a result of the growth of our Four segment, a decrease in provisions for lease merchandise write-offs as a result of the smaller overall lease portfolio size in 2025, and a $6.7 million gain on the sale of charged-off receivables at Progressive Leasing in 2025. These increases in earnings from continuing operations before income tax expense (benefit) were partially offset by higher processing fees due to Four's growth and higher professional fees related to our technology enhancement efforts and the acquisition of Purchasing Power.
•Earnings from discontinued operations, net of income tax, amounted to $22.4 million in 2025 and related to the sale of substantially all of Vive's assets. The earnings from discontinued operations were primarily due to the $28.5 million gain recognized on the sale of substantially all of Vive's loans receivable portfolio to Fortiva in October 2025 and the sale of a portfolio of previously charged-off receivables which were not included in the sale to Fortiva for $8.5 million of cash.
Key Operating Metrics
Gross Merchandise Volume. We believe GMV is a key performance indicator of our Progressive Leasing and Four segments, as it provides the total value of new leases and loans written into our portfolio over a specified time period. GMV does not represent revenues earned by the Company, but rather is a leading indicator we use in forecasting revenues the Company may earn. Progressive Leasing's GMV is defined as the retail price of merchandise acquired by Progressive Leasing, which it then expects to lease to its customers. GMV for Four is defined as gross originations.
The following table presents our GMV for the Company for the years presented:

For the Year Ended December 31 (Unaudited and In Thousands)	2025	2024	2023
Progressive Leasing	$1,760,781	$1,927,164	$1,796,647
Four	736,547	301,568	101,099
Total GMV from Continuing Operations	$2,497,328	$2,228,732	$1,897,746
The increase in GMV from Four is due primarily to the continued growth in originations as consumers continue to adopt and utilize BNPL transactions at higher rates, and due to our enhanced marketing initiatives at Four. The decrease in Progressive Leasing's GMV was primarily due to a combination of the closing of Big Lots' store locations in 2025 following its bankruptcy as noted above and the tightening of our decisioning posture, both of which led to a lower gross leased asset balance through most of 2025 when compared to 2024. We believe the reduction in GMV was also driven by an elevated cost of living and an uncertain macroeconomic outlook, all of which have negatively impacted consumer confidence and disposable income for our customer base, and demand for our lease-to-own offering, which resulted in a decrease in lease conversion when compared to 2024. These decreases were offset by an increase in GMV from our e-commerce channels, including Progressive Leasing's direct to consumer offerings. E-commerce channels generated 23.3% of Progressive Leasing's GMV in 2025 compared to 17.0% in 2024. We expect to see further growth in GMV from Progressive Leasing's e-commerce channels in 2026.
Active Customer Count. Our active customer count represents the total number of customers that have an active lease agreement with Progressive Leasing, or an active loan with Four or our other strategic operations. Active customer counts include customers that may have an active lease or loan agreement with more than one segment. The following table presents our active customer count from continuing operations for each segment and Other:

As of December 31 (Unaudited and In Thousands)	2025	2024	2023
Active Customer Count from Continuing Operations:
Progressive Leasing	838	934	893
Four	486	157	80
Other	52	51	21
The number of customers for Progressive Leasing was lower in 2025, compared to the prior year, due to lower lease approvals primarily as a result of the bankruptcy of Big Lots and the tightening of our decisioning posture. The increase in the number of customers for Four was the result of continued growth in originations in that segment.
Key Components of Earnings from Continuing Operations Before Income Tax Expense (Benefit)
In this MD&A section, we review our consolidated results. For the year ended December 31, 2025 and the comparable prior year periods, some of the key revenue, cost and expense items that affected earnings before income taxes were as follows:
Revenues. We separate our total revenues into two components: (i) lease revenues and fees and (ii) other revenues. Lease revenues and fees include all revenues derived from lease agreements from our Progressive Leasing segment. Lease revenues are recorded net of a provision for uncollectible renewal payments. Other revenues represents transaction income, subscription revenues, and annual and other fees earned relating to loans in our Four segment and our other strategic businesses.
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
Operating Expenses. Operating expenses include personnel costs, stock-based compensation expense, occupancy costs, advertising, decisioning expense, professional services expense, sales acquisition expense, computer software expense, bank charges and processing fees, the provision for loan losses, fixed asset depreciation expense, intangible asset amortization, and restructuring expense, among other expenses.
Gain on Sale of Receivables. During the year ended December 31, 2025, Progressive Leasing began a program of selling portfolios of its charged-off lease receivables to third parties. The first sale under this program was completed in November 2025. We expect further sales of portfolios to recur on an ongoing basis in 2026 and beyond.
Interest Expense, Net. Interest expense, net consists of interest incurred on the Company's Senior Notes and senior secured revolving credit facility (the "Revolving Facility"). Interest expense is presented net of interest income earned on the Company's deposits in cash and cash equivalents.

Results of Operations
Results of Operations – Years Ended December 31, 2025 and 2024

			Change
	Year Ended December 31,		2025 vs. 2024
(In Thousands)	2025	2024	$	%
REVENUES:
Lease Revenues and Fees	$2,322,754	$2,366,489	$(43,735)	(1.8)%
Other Revenues	86,469	32,592	53,877	165.3
	2,409,223	2,399,081	10,142	0.4
COSTS AND EXPENSES:
Depreciation of Lease Merchandise	1,590,240	1,621,101	(30,861)	(1.9)
Provision for Lease Merchandise Write-offs	173,115	178,338	(5,223)	(2.9)
Operating Expenses	445,747	404,917	40,830	10.1
	2,209,102	2,204,356	4,746	0.2

Gain on Sale of Receivables	6,652	—	6,652	nmf
OPERATING PROFIT	206,773	194,725	12,048	6.2
Interest Expense, Net	(32,254)	(31,289)	(965)	(3.1)
EARNINGS FROM CONTINUING OPERATIONS BEFORE INCOME TAX EXPENSE (BENEFIT)	174,519	163,436	11,083	6.8
INCOME TAX EXPENSE (BENEFIT)	50,167	(33,875)	84,042	nmf
NET EARNINGS FROM CONTINUING OPERATIONS	124,352	197,311	(72,959)	(37.0)
EARNINGS FROM DISCONTINUED OPERATIONS, NET OF TAX	22,436	(62)	22,498	nmf
NET EARNINGS	$146,788	$197,249	$(50,461)	(25.6)%
nmf—Calculation is not meaningful
Revenues
Information about our revenues by source and reportable segment is as follows:

	Year Ended December 31, 2025				Year Ended December 31, 2024
(In Thousands)	Progressive Leasing	Four	Other	Total	Progressive Leasing	Four	Other	Total
Lease Revenues and Fees	$2,322,754	$—	$—	$2,322,754	$2,366,489	$—	$—	$2,366,489
Other Revenues	—	73,722	12,747	86,469	—	27,351	5,241	32,592
Total Revenues	$2,322,754	$73,722	$12,747	$2,409,223	$2,366,489	$27,351	$5,241	$2,399,081
The decrease in Progressive Leasing revenues was primarily the result of the 8.6% decrease in GMV for 2025 as compared to the prior year, which was largely attributable to the closure of Big Lots' store locations following its bankruptcy in late 2024, a tightening in our decisioning posture in early 2025, and a decrease in consumer confidence, disposable income and demand for leasable durable consumer goods for our customer base, as a result of elevated living costs and economic uncertainty. The increase in Four revenue was primarily driven by a 144.2% increase in Four's GMV as compared to 2024, due to increased loan originations, which resulted from the significant growth in Four's business year over year. Four's revenue also benefitted from an increase in subscription fee revenues in 2025 when compared to the prior year. The average ticket size of a BNPL transaction with Four is significantly lower than a transaction with Progressive Leasing. For this reason, we believe demand for the merchandise financed through Four is not impacted by the macroeconomic headwinds discussed above to the same degree as demand for larger-ticket leasable goods. The increase to Other operations revenue was primarily driven by growth in our MoneyApp business.

Operating Expenses
Information about certain significant components of operating expenses is as follows:

			Change
	Year Ended December 31,		2025 vs. 2024
(In Thousands)	2025	2024	$	%
Personnel Costs[1]	$153,925	$157,432	$(3,507)	(2.2)%
Stock-Based Compensation	28,477	27,845	632	2.3
Occupancy Costs	3,339	4,021	(682)	(17.0)
Advertising	23,016	19,919	3,097	15.5
Professional Services	44,372	31,171	13,201	42.4
Sales Acquisition Expense[2]	35,430	28,322	7,108	25.1
Computer Software Expense[3]	27,207	20,895	6,312	30.2
Bank Charges and Processing Fees	27,862	16,059	11,803	73.5
Other Sales, General and Administrative Expense	34,950	33,442	1,508	4.5
Sales, General and Administrative Expense	378,578	339,106	39,472	11.6
Provision for Loan Losses	40,339	18,639	21,700	116.4
Depreciation and Amortization	24,032	26,334	(2,302)	(8.7)
Restructuring Expense	2,798	20,838	(18,040)	(86.6)
Operating Expenses	$445,747	$404,917	$40,830	10.1%
1 Personnel costs excludes stock-based compensation expense, which is reported separately in the operating expense table.
2 Sales acquisition expense includes vendor incentives and rebates to POS partners, external sales commissions, amortization and write-offs of initial direct costs and amounts paid to various POS partners to be their exclusive provider of lease-to-own solutions.
3 Computer software expense consists primarily of software subscription fees, licensing fees and non-capitalizable software implementation costs.
Advertising expense increased $3.1 million compared to 2024, primarily due to the expansion of our direct-to-consumer marketing efforts.
Professional services increased $13.2 million compared to 2024, primarily due to higher technology-related expenses, an increase in contract labor costs for various technology initiatives, increased legal costs, and due diligence costs associated with the acquisition of Purchasing Power.
Sales acquisition expense increased $7.1 million compared to 2024 due primarily to the write-off of $5.0 million of prepaid expenses and receivables relating to the bankruptcy of a retail partner in 2025.
Computer software expense increased $6.3 million compared to 2024. The increase was primarily related to higher software subscriptions and related fees due to a number of technology initiatives including the implementation of an enterprise resource planning ("ERP") system in 2025.
Bank charges and processing fees increased $11.8 million compared to 2024, primarily relating to additional processing fees at Four due to its continued growth and the resulting increase in transaction volumes.
The provision for loan losses increased $21.7 million compared to 2024. The increase was primarily the result of a $19.4 million increase in the provision for loan losses for our Four operations, due to the continued growth of that business. The provision for loan losses at our other strategic initiatives also increased $2.3 million due primarily to the continued growth of the MoneyApp business in 2025 when compared to 2024.
In 2025, restructuring expense included $2.2 million for the impairment of internally developed software from our other strategic operations along with $0.6 million relating to employee severance expenses at Progressive Leasing. In 2024, restructuring expense included $7.8 million associated with the early termination of an independent sales agent agreement for Progressive Leasing, $2.0 million associated with the early termination of a third party vendor agreement within other strategic operations, $6.0 million of operating lease right-of-use asset and other fixed asset impairment charges related to the reduction of Progressive Leasing office space, and $4.9 million of employee severance for Progressive Leasing and Other operations.
Other Items
Depreciation of lease merchandise. Depreciation of lease merchandise decreased by 1.9% during the year ended December 31, 2025 compared to 2024. The decrease was primarily due to the decrease in Progressive Leasing's GMV. As a percentage of lease revenues and fees, depreciation of lease merchandise in 2025 was 68.5%, which remained flat compared to the prior year period.
Provision for lease merchandise write-offs. The provision for lease merchandise write-offs decreased by $5.2 million during the year ended December 31, 2025, as compared to 2024. The decrease in the provision was a result of the lower gross leased asset balance during most of the year ended December 31, 2025 compared to 2024. The provision for lease merchandise write-offs as a percentage of lease revenues remained flat at 7.5% for the year ended December 31, 2025 compared to the prior year.
Gain on sale of receivables. In November 2025, Progressive Leasing sold a portfolio of charged-off lease receivables to a third party for $6.7 million in cash, and recognized a gain of $6.7 million as the carrying amount of the charged-off loans had been reduced to zero. There were no similar sales during 2024.
Interest expense, net. Information about interest expense and interest income is as follows:

			Change
	Year Ended December 31,		2025 vs. 2024
(In Thousands)	2025	2024	$	%
Interest Expense, Net:
Interest Expense	$39,320	$38,816	$504	1.3%
Interest Income	(7,066)	(7,527)	461	6.1
Total Interest Expense, Net	$32,254	$31,289	$965	3.1%
Earnings from Continuing Operations Before Income Tax Expense (Benefit)
Information about our earnings from continuing operations before income tax expense (benefit) by reportable segment is as follows:

			Change
	Year Ended December 31,		2025 vs. 2024
(In Thousands)	2025	2024	$	%
EARNINGS FROM CONTINUING OPERATIONS BEFORE INCOME TAX EXPENSE (BENEFIT):
Progressive Leasing	$188,874	$184,782	$4,092	2.2%
Four	2,835	(6,485)	9,320	nmf
Other	(17,190)	(14,861)	(2,329)	(15.7)
Earnings from Continuing Operations Before Income Tax Expense (Benefit)	$174,519	$163,436	$11,083	6.8%
nmf—Calculation is not meaningful
The loss from continuing operations before income tax expense (benefit) within Other primarily relates to losses from our other strategic operations. Factors impacting the change in earnings from continuing operations before income tax expense (benefit) for each reporting segment are discussed above.
Income Tax Expense (Benefit)
Income tax expense (benefit) for the year ended December 31, 2025 was an expense of $50.2 million compared to a benefit of $33.9 million in 2024. The effective tax rate was 28.7% for the year ended December 31, 2025 compared to (20.7)% in 2024. The tax benefit in 2024 was due to a $51.4 million non-cash reversal of the uncertain tax position related to Progressive Leasing and a $27.8 million deferred tax benefit related to an election which resulted in the deemed liquidation of a wholly-owned partnership for tax purposes.

Results of Operations – Years Ended December 31, 2024 and 2023

			Change
	Year Ended December 31,		2024 vs. 2023
(In Thousands)	2024	2023	$	%
REVENUES:
Lease Revenues and Fees	$2,366,489	$2,333,588	$32,901	1.4%
Other Revenues	32,592	5,764	26,828	nmf
	2,399,081	2,339,352	59,729	2.6
COSTS AND EXPENSES:
Depreciation of Lease Merchandise	1,621,101	1,576,303	44,798	2.8
Provision for Lease Merchandise Write-offs	178,338	155,250	23,088	14.9
Operating Expenses	404,917	389,091	15,826	4.1
	2,204,356	2,120,644	83,712	3.9
OPERATING PROFIT	194,725	218,708	(23,983)	(11.0)
Interest Expense, Net	(31,289)	(29,406)	(1,883)	(6.4)
EARNINGS FROM CONTINUING OPERATIONS BEFORE INCOME TAX EXPENSE	163,436	189,302	(25,866)	(13.7)
INCOME TAX EXPENSE (BENEFIT)	(33,875)	55,412	(89,287)	nmf
NET EARNINGS FROM CONTINUING OPERATIONS	197,311	133,890	63,421	47.4
EARNINGS FROM DISCONTINUED OPERATIONS, NET OF TAX	(62)	4,948	(5,010)	nmf
NET EARNINGS	$197,249	$138,838	$58,411	42.1%
nmf—Calculation is not meaningful
Revenues
Information about our revenues by source and reportable segment is as follows:

	Year Ended December 31, 2024				Year Ended December 31, 2023
(In Thousands)	Progressive Leasing	Four	Other	Total	Progressive Leasing	Four	Other	Total
Lease Revenues and Fees	$2,366,489	$—	$—	$2,366,489	$2,333,588	$—	$—	$2,333,588
Other Revenues	—	27,351	5,241	32,592	—	5,694	70	5,764
Total Revenues	$2,366,489	$27,351	$5,241	$2,399,081	$2,333,588	$5,694	$70	$2,339,352
The increase in Progressive Leasing revenues was primarily the result of the 7.3% increase in GMV for 2024 as compared to the prior year, due to an increase in demand for our lease-to-own offerings and more customers choosing to exercise early buyout options. This increase was partially offset by having a smaller lease portfolio throughout 2024 as compared to 2023. The increase in Four revenue was primarily driven by a 198.3% increase in Four's GMV as compared to 2023. The increase in Other revenue was primarily driven by growth in the Company's other strategic operations.

Operating Expenses
Information about certain significant components of operating expenses is as follows:

			Change
	Year Ended December 31,		2024 vs. 2023
(In Thousands)	2024	2023	$	%
Personnel Costs[1]	$157,432	$170,770	$(13,338)	(7.8)%
Stock-Based Compensation	27,845	23,730	4,115	17.3
Occupancy Costs	4,021	5,247	(1,226)	(23.4)
Advertising	19,919	17,122	2,797	16.3
Professional Services	31,171	26,274	4,897	18.6
Sales Acquisition Expense[2]	28,322	27,397	925	3.4
Computer Software Expense[3]	20,895	19,886	1,009	5.1
Bank Charges and Processing Fees	16,059	11,288	4,771	42.3
Other Sales, General and Administrative Expense	33,442	38,897	(5,455)	(14.0)
Sales, General and Administrative Expense	339,106	340,611	(1,505)	(0.4)
Provision for Loan Losses	18,639	4,660	13,979	nmf
Depreciation and Amortization	26,334	31,287	(4,953)	(15.8)
Restructuring Expense	20,838	12,533	8,305	66.3
Operating Expenses	$404,917	$389,091	$15,826	4.1%
nmf—Calculation is not meaningful
1 Personnel costs excludes stock-based compensation expense, which is reported separately in the operating expense table.
2 Sales acquisition expense includes vendor incentives and rebates to POS partners, external sales commissions, amortization and write-offs of initial direct costs and amounts paid to various POS partners to be their exclusive provider of lease-to-own solutions.
3 Computer software expense consists primarily of software subscription fees, licensing fees and non-capitalizable software implementation costs.
The $13.3 million decrease in personnel costs was attributable to Progressive Leasing's reduction in the number of employees during the second half of 2023 and first quarter of 2024 as part of its restructuring and cost cutting initiatives.
Stock-based compensation increased $4.1 million compared to 2023, consisting of increases of $5.3 million at Progressive Leasing, partially offset by a decrease of $1.2 million at Four. The higher stock-based compensation in 2024 was the result of: (i) an increase in the grant date value of restricted stock units granted in 2024 compared to 2023; and (ii) an increase to the estimated payout of performance stock units granted in 2024 based on the Company's actual results, compared to a lower payout of performance stock units granted in 2023. The lower stock-based compensation at Four in 2024 compared to 2023, was a result of the Company determining in the second quarter of 2024 that performance stock units that had been granted to Four executives in 2021 and 2022 were no longer probable of being earned.
Advertising expense increased $2.8 million compared to 2023, primarily due to increased advertising in the Progressive Leasing segment associated with the expansion of our direct-to-consumer marketing efforts.
Professional services increased $4.9 million compared to 2023, primarily due to higher technology-related costs. Professional services in the prior year were also impacted by the benefit of $0.5 million of regulatory insurance recoveries that were received during the first quarter of 2023.
Bank charges and processing fees increased $4.8 million compared to 2023 primarily relating to additional processing fees at Four due to its continued growth and the resulting increase in transaction volumes.
Other sales, general and administrative expenses decreased by $5.5 million compared to 2023, primarily due to reductions in administrative costs within Progressive Leasing during 2024.
The provision for loan losses increased $14.0 million compared to 2023. The increase was primarily the result of a $9.5 million increase in the provision for loan losses from our Four segment and an increase of $4.5 million from our Other operations, due to the continued growth of our Four business and our other strategic operations.
Depreciation and amortization decreased $5.0 million compared to 2023, primarily due to a decrease of $5.7 million at Progressive Leasing, partially offset by an increase of $0.7 million at Four. The decrease at Progressive Leasing was primarily attributable to a technology asset that was fully amortized during the second quarter of 2024, as well as assets that were impaired as part of the Company's restructuring activities during the first quarter of 2024. The increase at Four was due to an increase in depreciable assets as compared to 2023.

In 2024, restructuring expense included $7.8 million associated with the early termination of an independent sales agent agreement for Progressive Leasing, $2.0 million associated with the early termination of a third party vendor agreement within other strategic operations, $6.0 million of operating lease right-of-use assets and other fixed asset impairment charges related to the reduction of Progressive Leasing office space, and $4.9 million of employee severance for Progressive Leasing, Four, and Other operations. In 2023, restructuring expense included $9.6 million associated with the early termination of certain independent sales agent agreements and $2.9 million of employee severance within Progressive Leasing.
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
Provision for lease merchandise write-offs. The provision for lease merchandise write-offs increased by $23.1 million during the year ended December 31, 2024, as compared to 2023. The provision for lease merchandise write-offs as a percentage of lease revenues increased to 7.5% for the year ended December 31, 2024 from 6.7% in the prior year. The increase in the provision was a result of higher delinquencies and write-offs in 2024 compared to 2023.
Interest expense, net. Information about interest expense and interest income is as follows:

			Change
	Year Ended December 31,		2024 vs. 2023
(In Thousands)	2024	2023	$	%
Interest Expense, Net
Interest Expense	$38,816	$38,694	$122	0.3%
Interest Income	(7,527)	(9,288)	1,761	19.0
Total Interest Expense, Net	$31,289	$29,406	$1,883	6.4%
Interest expense, net increased $1.9 million due to a decrease in interest income earned from a decrease in cash deposits during 2024 compared to 2023.
Earnings from Continuing Operations Before Income Tax Expense (Benefit)
Information about our earnings from continuing operations before income tax expense (benefit) by reportable segment is as follows:

			Change
	Year Ended December 31,		2024 vs. 2023
(In Thousands)	2024	2023	$	%
EARNINGS FROM CONTINUING OPERATIONS BEFORE INCOME TAX EXPENSE (BENEFIT):
Progressive Leasing	$184,782	$216,271	$(31,489)	(14.6)%
Four	(6,485)	(14,437)	7,952	55.1
Other	(14,861)	(12,532)	(2,329)	(18.6)
Earnings from Continuing Operations Before Income Tax Expense (Benefit)	$163,436	$189,302	$(25,866)	(13.7)%
The loss from continuing operations before income tax expense (benefit) within Other relates primarily to losses from our other strategic operations. Factors impacting the change in earnings from continuing operations before income tax expense (benefit) for each reporting segment are discussed above.
Income Tax Expense (Benefit)
Income tax expense (benefit) was a benefit of $33.9 million for the year ended December 31, 2024 compared to an expense of $55.4 million in 2023. The effective tax rate was (20.7)% for the year ended December 31, 2024 compared to 29.3% in 2023. The income tax benefit and negative effective tax rate in 2024 was primarily due to a $51.4 million non-cash reversal of the uncertain tax position related to Progressive Leasing and a $27.8 million deferred tax benefit related to an election which resulted in the deemed liquidation of a wholly-owned partnership for tax purposes.

Overview of Financial Position
The major changes in the consolidated balance sheet from December 31, 2024 to December 31, 2025 include:
•Cash and cash equivalents increased $217.9 million to $308.8 million for the year ended December 31, 2025. For additional information, refer to the "Liquidity and Capital Resources" section below.
•Lease merchandise, net, decreased $71.2 million due primarily to an 8.6% decrease in Progressive Leasing's GMV in 2025 as compared to 2024.
•Loans receivable, net of allowances and unamortized fees, increased $51.5 million due primarily to growth in the loan portfolio of Four compared to December 31, 2024. Four's GMV increased 144.2% in 2025 as compared to 2024.
•Income tax receivable increased $37.3 million primarily due to an increase in the deduction for tax depreciation related to 100% federal bonus depreciation.
•Assets of discontinued operations decreased by $122.9 million primarily due to the sale of substantially all of Vive's loan receivable portfolio in 2025 and the wind-down of its operations. We expect the wind-down of Vive's operations to be complete in 2026.
•Debt, net decreased by $48.7 million due to the repayment of a $50.0 million draw on our Revolving Facility in early January 2025.
•Deferred tax liabilities increased $46.8 million, primarily due to the enactment of the One Big Beautiful Bill Act ("OBBBA"), which permanently extends 100% federal bonus depreciation.

Liquidity and Capital Resources
General
We expect that our primary capital requirements will consist of:
•Reinvesting in our business, including buying merchandise for the operations of Progressive Leasing, Purchasing Power and Four. Because we believe these businesses will continue to grow over the long-term, we expect that the need for additional merchandise will remain a major capital requirement;
•Making merger and acquisition investment(s) to further broaden our product offerings; and
•Returning excess cash to shareholders through periodically repurchasing stock and/or paying dividends.
Other capital requirements include (i) expenditures related to software development; (ii) expenditures related to our corporate operating activities; (iii) personnel expenditures; (iv) income tax payments; and (v) servicing our outstanding debt obligations.
Our capital requirements have been financed through:
•cash flows from operations;
•private debt offerings;
•bank debt; and
•stock offerings.
As of December 31, 2025, the Company had $308.8 million of cash, $350.0 million of availability under the Revolving Facility, and $600.0 million of gross indebtedness.
Cash Provided by Operating Activities
Cash provided by operating activities was $335.0 million and $138.5 million during the years ended December 31, 2025 and 2024, respectively. The $196.5 million increase in operating cash flows was primarily driven by a $153.9 million decrease in cash used for purchases of lease merchandise as a result of lower GMV at Progressive Leasing. Other changes in cash provided by operating activities are outlined above in our discussion of results for the year ended December 31, 2025.
Cash provided by operating activities was $138.5 million and $204.2 million during the years ended December 31, 2024 and 2023, respectively. The $65.7 million decrease in operating cash flows was primarily driven by a $129.3 million increase in cash used for purchases of lease merchandise as a result of higher GMV at Progressive Leasing, an increase in the balance of accounts receivable due to the timing of payments received from customers, and an increase in payments made on accounts payable and accrued expenses compared to December 31, 2023. These decreases in cash provided by operating activities were offset primarily by a decrease in cash paid for taxes of $50.6 million when compared to the prior year.
Cash Provided by (Used in) Investing Activities
Cash provided by investing activities was $6.6 million for the year ended December 31, 2025, compared to $79.2 million of cash used in investing activities for the year ended December 31, 2024. The $85.8 million increase in investing cash flows was primarily the result of a $152.4 million increase in cash proceeds from the sale of receivables in 2025. During 2025, we received $143.9 million in net cash consideration from the sale of Vive's primary loan receivable portfolio. We also received $8.5 million in gross cash proceeds related to Vive's sale of a portfolio of charged-off loans receivables to a third-party. These increases in cash from investing activities were offset by increases in outflows for investments in loans receivable of $460.9 million, partially offset by a $396.1 million increase in proceeds from loans receivable. These increases are primarily the result of growth of loan activity at Four and MoneyApp.
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
Cash Used in Financing Activities
Cash used in financing activities was $128.5 million during the year ended December 31, 2025 compared to $119.1 million during the year ended December 31, 2024, an increase of $9.4 million. The increase in cash used in financing activities was primarily the result of a $100.0 million change in payments on debt, based on a $50.0 million draw on our revolving credit facility in 2024, which was repaid in January 2025. This increase in cash outflows was offset by a decrease of $86.9 million in cash paid for share repurchases during 2025 when compared to 2024.
Cash used in financing activities was $119.1 million during the year ended December 31, 2024 compared to $141.9 million during the year ended December 31, 2023, a decrease of $22.8 million. The decrease in cash used in financing activities was primarily the result of a $50.0 million draw on our revolving credit facility. This decrease in cash used was partially offset by a $20.4 million increase in cash paid for dividends, as the Company began paying dividends in 2024.
Share Repurchases
We purchase our stock in the market from time to time as authorized by our Board of Directors. Effective November 3, 2021, the Company announced that its Board of Directors had authorized a share repurchase program that provided the Company with the ability to repurchase shares up to a maximum amount of $1 billion. On February 21, 2024, the Company's Board of Directors reauthorized the repurchase of Company common stock at an aggregate purchase price of up to $500 million under the Company's existing share repurchase program, with such reauthorized share repurchase program to be extended for a period of three years from February 21, 2024, or until the $500 million aggregate purchase price of Company common stock purchased pursuant to the reauthorized share repurchase program has been met, whichever occurs first. As of December 31, 2025, we had the authority to purchase additional shares up to our remaining authorization limit of $309.6 million.
The Company purchased 1,835,792 shares of its common stock for $51.8 million during the year ended December 31, 2025, 3,480,871 shares for $138.7 million during the year ended December 31, 2024, and 4,691,274 shares for $139.6 million during the year ended December 31, 2023. These amounts do not include any excise tax that may be assessed on those repurchases.
Dividends
We declared and paid a dividend of $0.13 per share in each quarter of 2025, which resulted in aggregate dividend payments of $20.8 million. We declared and paid a dividend of $0.12 per share in each quarter of 2024, which resulted in aggregate dividend payments of $20.4 million. We paid no dividends during 2023. While we expect to continue paying quarterly cash dividends in future periods, the future payment of dividends, if permitted, will be at the sole discretion of our Board of Directors and will depend on our capital allocation strategy at that time as well as other factors, including our earnings, financial condition, and other considerations that our Board of Directors deems relevant.
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
The Revolving Facility includes an uncommitted incremental facility increase option ("Incremental Facilities") which, subject to certain terms and conditions, permits the Company at any time prior to the maturity date to request an increase in extensions of credit available thereunder by an aggregate additional principal amount of up to $300.0 million. As of December 31, 2025, the Company had no outstanding balance and $350.0 million remaining available for borrowings on the Revolving Facility.
On January 2, 2026, the Company entered into an additional amendment to the Revolving Facility (the "Fourth Amendment") pursuant to which the Company borrowed $135.0 million on the existing Revolving Facility and borrowed $125.0 million on a new incremental term loan. The proceeds from these borrowings and cash on hand were used to acquire Purchasing Power. Refer to Note 16 for further information on this transaction.
The Revolving Facility is fully secured and contains certain financial covenants, which, prior to January 2, 2026, included requirements that the Company maintain ratios of (i) total net debt to EBITDA of no more than 2.50:1.00 and (ii) consolidated interest coverage of no less than 3.00:1.00. Upon the acquisition of Purchasing Power, the Fourth Amendment was executed and revised the total net debt to EBITDA quarterly financial maintenance covenant to increase the maximum permitted ratio to 3.25:1.00 during the Company’s 2026 fiscal year, 3.00:1.00 during its 2027 fiscal year and 2.50:1.00 thereafter. The Company will be in default under the Revolving Facility if it fails to comply with these covenants, and all borrowings outstanding may become due immediately. As of December 31, 2025, the Company was in compliance with the financial covenants set forth in the Revolving Facility and believes it will continue to be in compliance in the future.
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
The indenture discussed above contains various other covenants and obligations to which the Company and its subsidiaries are subject while the Senior Notes are outstanding. The covenants in the indenture may limit the extent to which, or the ability of the Company and its subsidiaries to, among other things: (i) incur additional debt and guarantee debt; (ii) pay dividends or make other distributions or repurchase or redeem capital stock; (iii) prepay, redeem or repurchase certain debt; (iv) issue certain preferred stock or similar equity securities; (v) make loans and investments; (vi) sell assets; (vii) incur liens; (viii) enter into transactions with affiliates; (ix) enter into agreements restricting the ability of the Company's subsidiaries to pay dividends; and (x) consolidate, merge or sell all or substantially all of the Company's assets. The indenture also contains customary events of default for transactions of this type and amount. The Company was in compliance with these covenants at December 31, 2025 and believes that it will continue to be in compliance in the future.
Commitments
Income Taxes. During the year ended December 31, 2025, we made net income tax payments of $45.8 million. During the year ended December 31, 2026, we anticipate receiving estimated cash refunds (net of payments) of $9.6 million for United States federal and state income taxes.
Leases. We lease management and information technology space for corporate functions under operating leases expiring at various times through 2028. Our corporate and segment management office leases contain renewal options for additional periods ranging from two to three years. Approximate future minimum payments for operating leases that have initial or remaining non-cancelable terms in excess of one year as of December 31, 2025 are disclosed in Note 7 in the accompanying consolidated financial statements.
Contractual Obligations and Commitments. At December 31, 2025, future interest payments on the Company's variable-rate debt were based on a rate per annum equal to, at our option, (i) the Secured Overnight Financing Rate ("SOFR") plus a margin within the range of 1.5% to 2.5% for revolving loans, based on total leverage, or (ii) the administrative agent's base rate plus a margin ranging from 0.5% to 1.5%, as specified in the agreement. The Fourth Amendment updates the grid-based pricing applicable to all loans under our Revolving Facility and the unused portion of the revolving commitments, with borrowings bearing interest at an annual rate equal to, at the Company’s option, (i) SOFR plus a margin within the range of 1.5% to 2.8% for all loans, based on total net leverage, or (ii) the administrative agent's base rate plus a margin 1.0% lower than the applicable margin for SOFR loans. The Fourth Amendment also updates the commitment fees payable on unused revolving commitments to a range of 0.25% to 0.50%, as determined based on total net leverage.
Future interest payments related to our Revolving Facility are based on the borrowings outstanding at that time. Future interest payments may be different depending on future borrowing activity and interest rates. The Company had no outstanding borrowings under the Revolving Facility as of December 31, 2025.
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
Deferred income tax liabilities as of December 31, 2025 were approximately $121.2 million. Deferred income tax liabilities are calculated based on temporary differences between the tax basis of assets and liabilities and their respective book basis, which will result in taxable amounts in future years when the liabilities are settled at their reported financial statement amounts. The results of these calculations do not have a direct connection with the amount of cash taxes to be paid in any future periods. As a result, scheduling deferred income tax liabilities as payments due by period may be misleading, because this scheduling would not necessarily relate to liquidity needs.
Purchasing Power Acquisition. In December 2025, the Company entered into a definitive agreement to acquire all of the outstanding equity interests of P-Squared, LLC, the parent company of Purchasing Power Holdings LLC ("Purchasing Power"). As of December 31, 2025, the agreement was executed and represented a binding contractual commitment, although the acquisition had yet to be closed.
Pursuant to the agreement, the Company was required to fund the purchase price in cash at closing, subject to customary purchase price adjustments, and to deposit a portion of the consideration into an escrow account. These obligations were expected to be satisfied shortly after year end. The acquisition closed on January 2, 2026, and the Company satisfied all related payment obligations at that time. The Company does not have any material contractual obligations related to this transaction as of the date of this filing.

Critical Accounting Policies
We discuss the most critical accounting policies below. For a discussion of all of the Company's significant accounting policies, see Note 1 in the accompanying consolidated financial statements.
Revenue Recognition
All of Progressive Leasing's customer agreements are considered operating leases and are recognized in accordance with ASC 842, "Leases." The Company maintains ownership of the lease merchandise until all payment obligations are satisfied under the lease ownership agreements. Progressive Leasing recognizes lease revenue on a straight-line basis over the estimated lease term. Initial lease payments made by the customer upon lease execution are initially recognized as deferred revenue and are recognized as lease revenue over the estimated lease term on a straight-line basis. All other customer billings are in arrears and, therefore, lease revenues are earned prior to the lease payment due date and are recorded in the statements of earnings net of related sales taxes as earned. Cash collected in advance of being due or earned and recognized as deferred revenue is presented within customer deposits and advance payments in the accompanying consolidated balance sheets. Progressive Leasing revenues recorded prior to the payment due date results in unbilled accounts receivable in the accompanying consolidated balance sheets. Our revenue recognition accounting policy matches the lease revenue with the corresponding costs, mainly depreciation expense, associated with lease merchandise.
At December 31, 2025 and 2024, we had deferred revenue representing cash collected in advance of being due or earned totaling $37.4 million and $40.9 million, respectively, and accounts receivable, net of an allowance for doubtful accounts based on historical collection rates, of $74.2 million and $80.2 million, respectively. Our accounts receivable allowance is estimated using historical write-off and collection experience. Other qualitative factors, such as current and forecasted customer payment trends, are considered in estimating the allowance. For customer agreements that are past due, the Company's policy is to write off lease receivables after 120 days. The provision for uncollectible renewal payments is recorded as a reduction of lease revenues and fees in accordance with ASC 842.
Other Revenues are primarily generated from our Four segment, and to a lesser extent, our other strategic operations. The Company recognizes revenue generated from fees, affiliate revenues, subscription income, and interchange revenues charged in connection with its interest-free installment loans originated through Four's BNPL platform and our other strategic operations. Affiliate and other fees represent Four's primary source of revenue and are economically associated with the underlying consumer loans. Accordingly, these fees are accounted for under ASC 310, "Receivables," as an adjustment to the yield of the related loans. Merchant fees are deferred at loan origination and recognized over the contractual term of the related loan. In addition, the Company earns subscription fee revenue from consumers who subscribe to premium features within its mobile application. Subscription fee revenue is accounted for in accordance with ASC 606, "Revenue from Contracts with Customers." Subscription fees are generally billed monthly or annually and represent a single performance obligation to provide continuous access to subscription-based services over the subscription period. Subscription revenue is recognized on a straight-line basis over the applicable subscription term.
Lease Merchandise
The Company's Progressive Leasing segment, at which all merchandise is on lease, depreciates merchandise on a straight-line basis to a 0% salvage value generally over 12 months. We record a provision for lease merchandise write-offs using the allowance method. The allowance for lease merchandise write-offs estimates the merchandise losses incurred but not yet identified by management as of the end of the accounting period. The Company estimates its allowance for lease merchandise write-offs using historical write-off experience. Other qualitative factors, such as current and forecasted customer payment trends, are considered in estimating the allowance. For customer agreements that are past due, the Company's policy is to write off lease merchandise after 120 days. As of December 31, 2025 and 2024, the allowance for lease merchandise write-offs was $47.0 million and $51.9 million, respectively. The provision for lease merchandise write-offs was $173.1 million and $178.3 million for the years ended December 31, 2025 and 2024, respectively.

Provision for Loan Losses and Loan Loss Allowance
Expected lifetime losses on loans receivable are recognized upon loan acquisition, which results in earlier recognition of credit losses and requires the Company to make its best estimate of lifetime losses at the time of acquisition. Four segments its loans receivable by delinquency status and evaluates loans receivable collectively for impairment when similar risk characteristics exist.
The Company calculates the Four allowance for loan losses based on internal historical loss information. ASC 326, "Credit Losses," requires the consideration of reasonable and supportable forecasts of future economic conditions in determining allowances for loan losses. In determining the potential adjustments to the reserve for macroeconomic conditions and forecasted economic data, Four management considers significant current economic trends, market factors, and quarterly forecasts. However, management has concluded that, based on the approximate six-week life of each loan, future macroeconomic conditions and forecasted economic data do not generally have a significant effect on the estimate of the allowance for credit losses on such short-term loans. Management considered forecasted economic conditions, including inflation and unemployment trends and concluded that given the six-week duration and rapid turnover of the portfolio, such factors do not materially affect expected lifetime credit losses. The Company may also consider other qualitative factors in estimating the allowance, as necessary.
The allowance for loan losses is maintained at a level considered appropriate to cover expected lifetime losses of principal and fees on active loans in the loans receivable portfolio, and the appropriateness of the allowance is evaluated at each period end. Four's delinquent loans receivable are those that are past due based on their contractual billing dates. Loans receivable are charged off at the end of the month after the loans receivable become 90 days past due.
The provision for loan losses was $40.3 million and $18.6 million for the years ended December 31, 2025 and 2024, respectively. The allowance for loan losses was $17.3 million and $9.2 million as of December 31, 2025 and 2024, respectively.
Recent Accounting Pronouncements
Refer to Note 1 to the Company's consolidated financial statements for a discussion of recently issued accounting pronouncements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As of December 31, 2025, we had no outstanding borrowings under our senior secured Revolving Facility. Borrowings under the Revolving Facility are indexed to SOFR or the prime rate, which exposes us to the risk of increased interest costs if interest rates rise. Based on the Company's variable-rate debt outstanding as of December 31, 2025, a hypothetical 1.0% increase or decrease in interest rates would not affect interest expense.
We do not use any significant market risk sensitive instruments to hedge commodity, foreign currency or other risks, and hold no market risk sensitive instruments for trading or speculative purposes.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of PROG Holdings, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of PROG Holdings, Inc. (the Company) as of December 31, 2025 and 2024, the related consolidated statements of earnings, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 18, 2026 expressed an unqualified opinion thereon.
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

Accounts receivable allowance - Progressive Leasing segment
Description of the Matter
At December 31, 2025, the Company’s accounts receivable allowance related to operating leases was $68.8 million. As discussed in Note 1 to the consolidated financial statements, management calculates and records an accounts receivable allowance related to operating leases, which primarily relates to the Progressive Leasing segment. For the Progressive Leasing segment, the Company estimates the accounts receivable allowance based on its historical collection experience applied to accounts receivable balances as of each period-end date, giving consideration to qualitative factors, such as current and forecasted business trends.
Auditing management’s estimate of the accounts receivable allowance for the Progressive Leasing segment was judgmental due to the necessary assessment by management of whether historical collection experience is representative of current circumstances, including whether the delinquency experience is indicative of incurred but not yet identified losses in the operating lease portfolio.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the measurement and valuation processes for the Progressive Leasing operating lease accounts receivable allowance. For example, we tested controls over management's review of the allowance calculation, methodologies applied, and significant assumptions used, including their review of the historical operating lease portfolio write-off trends by accounts receivable aging category.

To test the accounts receivable allowance for the Progressive Leasing segment, our audit procedures included, among others, evaluating the Company's significant assumptions, including the utilization of historical collection, delinquency and charge-off trends, and testing the completeness and accuracy of the underlying historical data used by the Company and its application to the accounts receivable balances. We tested the accuracy of historical charge-off rates compared to the various delinquency categories and analyzed whether the historical loss data was representative of current circumstances by comparing to recent trends in accounts receivable charge-offs. We also inspected and reperformed the Company’s sensitivity analysis of the estimate, evaluated the length of the historical periods utilized by the Company and considered alternative assumptions to evaluate the accounts receivable allowance. In addition to the sensitivity analysis, we assessed trends in the historical aging categories of outstanding receivables utilized in the allowance estimate as compared to the current period.

/s/ Ernst & Young LLP
We have served as the Company's auditor since 1991.
Salt Lake City, Utah
February 18, 2026

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of PROG Holdings, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited PROG Holdings, Inc.'s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, PROG Holdings, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of earnings, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and our report dated February 18, 2026 expressed an unqualified opinion thereon.
Basis for Opinion
The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
February 18, 2026

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
The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2025. In making this assessment, the Company's management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) in Internal Control-Integrated Framework. Based on its assessment using those criteria, management concluded that, as of December 31, 2025, the Company's internal control over financial reporting was effective.
The Company's internal control over financial reporting as of December 31, 2025 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its report dated February 18, 2026, which expresses an unqualified opinion on the effectiveness of the Company's internal control over financial reporting as of December 31, 2025.

PROG HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2025	2024
	(In Thousands, Except Share Data)
ASSETS:
Cash and Cash Equivalents	$308,774	$90,920
Accounts Receivable (net of allowances of $68,806 in 2025 and $71,607 in 2024)	74,228	80,206
Lease Merchandise (net of accumulated depreciation and allowances of $407,104 in 2025 and $440,831 in 2024)	609,009	680,242
Loans Receivable (net of allowances and unamortized fees of $18,246 in 2025 and $10,264 in 2024)	90,648	39,128
Property and Equipment, Net	19,526	20,044
Operating Lease Right-of-Use Assets	2,740	3,879
Goodwill	296,061	296,061
Other Intangibles, Net	57,774	73,775
Income Tax Receivable	47,894	10,644
Deferred Income Tax Assets	19,561	9,206
Prepaid Expenses and Other Assets	70,643	73,193
Assets of Discontinued Operations	13,550	136,469
Total Assets	$1,610,408	$1,513,767
LIABILITIES & SHAREHOLDERS' EQUITY:
Accounts Payable and Accrued Expenses	$96,471	$89,570
Deferred Income Tax Liabilities	121,152	74,320
Customer Deposits and Advance Payments	37,413	40,917
Operating Lease Liabilities	7,263	11,307
Debt, Net	594,861	643,563
Liabilities of Discontinued Operations	6,831	3,809
Total Liabilities	863,991	863,486
Commitments and Contingencies (Note 10)
Shareholders' Equity:
Common Stock, Par Value $0.50 Per Share: Authorized: 225,000,000 Shares at December 31, 2025 and 2024; Shares Issued: 82,078,654 at December 31, 2025 and 2024	41,039	41,039
Additional Paid-in Capital	363,583	358,538
Retained Earnings	1,594,685	1,469,450
	1,999,307	1,869,027
Less: Treasury Shares at Cost
Common Stock: 42,502,844 Shares at December 31, 2025 and 41,262,901 at December 31, 2024	(1,252,890)	(1,218,746)
Total Shareholders' Equity	746,417	650,281
Total Liabilities & Shareholders' Equity	$1,610,408	$1,513,767
The accompanying notes are an integral part of the Consolidated Financial Statements.

PROG HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF EARNINGS

	Year Ended December 31,
	2025	2024	2023
	(In Thousands, Except Per Share Data)
REVENUES:
Lease Revenues and Fees	$2,322,754	$2,366,489	$2,333,588
Other Revenues	86,469	32,592	5,764
	2,409,223	2,399,081	2,339,352
COSTS AND EXPENSES:
Depreciation of Lease Merchandise	1,590,240	1,621,101	1,576,303
Provision for Lease Merchandise Write-offs	173,115	178,338	155,250
Operating Expenses	445,747	404,917	389,091
	2,209,102	2,204,356	2,120,644

Gain on Sale of Receivables	6,652	—	—
OPERATING PROFIT	206,773	194,725	218,708
Interest Expense, Net	(32,254)	(31,289)	(29,406)
EARNINGS FROM CONTINUING OPERATIONS BEFORE INCOME TAX EXPENSE (BENEFIT)	174,519	163,436	189,302
INCOME TAX EXPENSE (BENEFIT)	50,167	(33,875)	55,412
NET EARNINGS FROM CONTINUING OPERATIONS	124,352	197,311	133,890
EARNINGS (LOSS) FROM DISCONTINUED OPERATIONS, NET OF INCOME TAX	22,436	(62)	4,948
NET EARNINGS	$146,788	$197,249	$138,838
BASIC EARNINGS PER SHARE:
Continuing Operations	$3.10	$4.63	$2.91
Discontinued Operations	0.56	0.00	0.11
TOTAL BASIC EARNINGS PER SHARE	$3.66	$4.63	$3.02
DILUTED EARNINGS PER SHARE:
Continuing Operations	$3.04	$4.53	$2.88
Discontinued Operations	0.55	0.00	0.11
TOTAL DILUTED EARNINGS PER SHARE	$3.59	$4.53	$2.98

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	40,091	42,584	46,034
Diluted	40,863	43,549	46,550
The accompanying notes are an integral part of the Consolidated Financial Statements.

PROG HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Treasury Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Total Shareholders' Equity
(In Thousands, Except Per Share)	Shares	Amount	Shares	Amount
Balance, January 1, 2023	(34,044)	$(963,627)	82,079	$41,039	$338,814	$1,154,235	$570,461
Stock-Based Compensation	—	—	—	—	25,152	—	25,152
Reissued Shares	330	9,280	—	—	(11,545)	—	(2,265)
Repurchased Shares	(4,691)	(140,855)	—	—	—	—	(140,855)
Net Earnings	—	—	—	—	—	138,838	138,838
Balance, December 31, 2023	(38,405)	$(1,095,202)	82,079	$41,039	$352,421	$1,293,073	$591,331
Cash Dividends, $0.48 per share	—	—	—	—	—	(20,872)	(20,872)
Stock-Based Compensation	—	—	—	—	29,597	—	29,597
Reissued Shares	623	16,183	—	—	(23,480)	—	(7,297)
Repurchased Shares	(3,481)	(139,727)	—	—	—	—	(139,727)
Net Earnings	—	—	—	—	—	197,249	197,249
Balance, December 31, 2024	(41,263)	$(1,218,746)	82,079	$41,039	$358,538	$1,469,450	$650,281
Cash Dividends, $0.52 per share	—	—	—	—	—	(21,553)	(21,553)
Stock-Based Compensation	—	—	—	—	28,742	—	28,742
Reissued Shares	596	17,918	—	—	(23,697)	—	(5,779)
Repurchased Shares	(1,836)	(52,062)	—	—	—	—	(52,062)
Net Earnings	—	—	—	—	—	146,788	146,788
Balance, December 31, 2025	(42,503)	$(1,252,890)	82,079	$41,039	$363,583	$1,594,685	$746,417
The accompanying notes are an integral part of the Consolidated Financial Statements.

PROG HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(In Thousands)	2025	2024	2023
OPERATING ACTIVITIES:
Net Earnings	$146,788	$197,249	$138,838
Adjustments to Reconcile Net Earnings to Cash Provided by Operating Activities:
Depreciation of Lease Merchandise	1,590,240	1,621,101	1,576,303
Other Depreciation and Amortization	24,456	26,977	32,032
Provisions for Accounts Receivable and Loan Losses	408,090	386,558	345,383
Stock-Based Compensation	28,807	29,179	24,920
Deferred Income Taxes	51,072	(56,030)	(32,449)
Gain on Sale of Receivables	(43,683)	—	—
Impairment of Assets	3,248	6,018	—
Income Tax Benefit from Reversal of Uncertain Tax Position	—	(51,443)	—
Non-Cash Lease Expense	(2,939)	(3,632)	(2,669)
Other Changes, Net	(2,054)	(2,640)	(5,992)
Changes in Operating Assets and Liabilities:
Additions to Lease Merchandise	(1,696,573)	(1,850,425)	(1,721,117)
Book Value of Lease Merchandise Sold or Disposed	177,567	182,509	159,430
Accounts Receivable	(324,030)	(342,954)	(307,984)
Prepaid Expenses and Other Assets	8,980	(25,394)	(2,110)
Income Tax Receivable and Payable	(39,697)	24,743	(14,188)
Accounts Payable and Accrued Expenses	8,194	(8,495)	15,200
Customer Deposits and Advance Payments	(3,504)	5,204	(1,361)
Cash Provided by Operating Activities	334,962	138,525	204,236
INVESTING ACTIVITIES:
Investments in Loans Receivable	(920,318)	(459,463)	(214,686)
Proceeds from Loans Receivable	784,569	388,437	185,056
Proceeds from Sale of Loans Receivable	152,436	—	—
Outflows on Purchases of Property and Equipment	(10,042)	(8,316)	(9,616)
Proceeds from Sale of Property and Equipment	—	131	48
Other Proceeds	—	41	365
Cash Provided by (Used in) Investing Activities	6,645	(79,170)	(38,833)
FINANCING ACTIVITIES:
Borrowings (Payments) on Revolving Facility	(50,000)	50,000	—
Acquisition of Treasury Stock	(51,775)	(138,651)	(139,573)
Dividends Paid	(20,767)	(20,393)	—
Issuance of Stock Under Stock Option and Employee Purchase Plans	1,630	2,364	1,357
Cash Paid for Shares Withheld for Employee Taxes	(7,492)	(9,660)	(3,622)
Debt Issuance Costs	(84)	(2,776)	(29)
Cash Used in Financing Activities	(128,488)	(119,116)	(141,867)
Increase (Decrease) in Cash and Cash Equivalents	213,119	(59,761)	23,536
Cash and Cash Equivalents at Beginning of Year	95,655	155,416	131,880
Cash and Cash Equivalents at End of Year	$308,774	$95,655	$155,416
Net Cash Paid During the Year:
Interest	$37,432	$37,033	$36,991
Income Taxes	$45,793	$49,840	$100,433
The accompanying notes are an integral part of the Consolidated Financial Statements.

PROG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1: BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of Business
PROG Holdings, Inc. ("we," "our," "us," the "Company," or "PROG Holdings") is a financial technology holding company that provides transparent and competitive payment options to consumers. As of December 31, 2025, PROG Holdings has two reportable segments: (i) Progressive Leasing, an in-store, app-based, and e-commerce point-of-sale lease-to-own solutions provider; and (ii) Four Technologies, Inc. ("Four"), a modern cloud-native mobile app which offers Buy Now, Pay Later ("BNPL") payment options to consumers through the Four platform.
Vive Financial ("Vive"), an omnichannel provider of second-look revolving credit products, had been an operating segment prior to October 20, 2025, when the Company sold Vive's loans receivable portfolio. On October 20, 2025, Vive entered into a Sale and Purchase Agreement (the "Agreement") with Fortiva Funding LLC ("Fortiva"), an affiliate of Atlanticus Holdings Corporation. Under the Agreement, Fortiva acquired approximately $165.0 million in gross receivables related to credit card and retail loan accounts (the "Portfolio") for total net consideration of approximately $143.9 million. The Portfolio represented substantially all of Vive's receivables, which were Vive's primary operating assets and revenue-generating activities. In conjunction with the sale, the Company determined that Vive would cease operations and began an orderly wind-down of its activities and obligations, which represents a strategic shift that will have a major effect on the Company's operations and financial results. Accordingly, Vive's results are presented as discontinued operations in the Company's financial statements.
Our Progressive Leasing segment provides consumers with lease-purchase solutions through its point-of-sale partner locations and e-commerce website partners in the United States and Puerto Rico (collectively, "POS partners"). It does so by purchasing merchandise from the POS partners desired by customers and, in turn, leasing that merchandise to the customers through a cancellable lease-to-own transaction. Progressive Leasing has no stores of its own, but rather, offers lease-purchase solutions to the customers of traditional and e-commerce retailers.
Our Four segment enables customers of all credit backgrounds to pay for purchases over time through four interest-free installment payments generally paid over a six-week period. Four offers transparent, fixed-term options, powered by its proprietary risk-decisioning engine and direct-to-consumer mobile app. Leveraging data science, automation, and machine learning, Four delivers efficient underwriting and consistent credit outcomes while supporting purchases across a diverse range of merchants and product categories. Customers use Four's mobile app to shop for apparel, electronics, furniture, footwear, health and beauty products, travel, and other goods across the United States.
PROG Holdings' ecosystem of financial technology offerings also includes MoneyApp, a mobile application that offers customers interest-free cash advances. MoneyApp is not a reportable segment as its financial results are not significant to the Company's consolidated financial results.
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
Revenue Recognition
Lease Revenues and Fees
Progressive Leasing provides merchandise, consisting primarily of furniture, appliances, electronics, mobile phones and accessories, jewelry, mattresses, automobile electronics and accessories, and a variety of other products, to its customers for lease under terms agreed to by the customer. Progressive Leasing offers customers of traditional and e-commerce retailers a lease-purchase solution through leases with payment terms that can generally be renewed up to 12 months. Progressive Leasing does not require deposits upon inception of customer agreements. The customer has the right to acquire ownership of the leased assets either through early buyout options or through payment of all required lease payments. The agreements are cancellable at any time by either party without penalty.

PROG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Other Revenues
Other Revenues are primarily generated from our Four segment, and to a lesser extent, our other strategic operations. The Company recognizes revenue generated from merchant fees, processing fees and affiliate commissions charged in connection with its interest-free installment loans originated through Four's BNPL platform and our other strategic operations. Affiliate and other fees represent Four's primary source of revenue and are economically associated with the underlying consumer loans. Accordingly, these fees are accounted for under ASC 310, "Receivables," as an adjustment to the yield of the related loans. Merchant fees are deferred at loan origination and recognized over the contractual term of the related loan. In addition, the Company earns subscription fee revenue from consumers who subscribe to premium features within its mobile application. Subscription fee revenue is accounted for in accordance with ASC 606, "Revenue from Contracts with Customers." Subscription fees are generally billed monthly or annually and represent a single performance obligation to provide continuous access to subscription-based services over the subscription period. Subscription revenue is recognized on a straight-line basis over the applicable subscription term.
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
The Company records a provision for write-offs using the allowance method. The allowance method for lease merchandise write-offs estimates the merchandise losses incurred but not yet identified by management as of the end of the accounting period based on historical write-off experience. Other qualitative factors, such as current and forecasted customer payment trends, are considered in estimating the allowance. Given the significant uncertainty regarding the impacts of inflation, tariffs, elevated interest rates, and/or unemployment rates on our business, a high level of estimation was involved in determining the allowance as of December 31, 2025. Actual lease merchandise write-offs may differ materially from the allowance as of December 31, 2025. For customer lease agreements that are past due, the Company's policy is to write off lease merchandise after 120 days.
The following table shows the components of the allowance for lease merchandise write-offs, which is included within lease merchandise, net in the consolidated balance sheets:

	Year Ended December 31,
(In Thousands)	2025	2024	2023
Beginning Balance	$51,874	$44,180	$47,118
Net Book Value of Merchandise Written off	(186,196)	(178,778)	(165,153)
Recoveries	8,207	8,134	6,965
Provision for Write-offs	173,115	178,338	155,250
Ending Balance	$47,000	$51,874	$44,180

PROG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Vendor Incentives and Rebates Provided to POS Partners
Progressive Leasing has agreements with some of its POS partners that require additional consideration to be paid to the POS partner, including payments for exclusivity, rebates based on lease volume originations generated through the POS partners, and payments to the POS partners for marketing or other development initiatives to promote additional lease originations through these POS partners. Payments made to POS partners as consideration for them providing exclusivity to Progressive Leasing for lease-to-own transactions with customers of the POS partner are expensed on a straight-line basis over the exclusivity term. Rebates are accrued over the period the POS partner is earning the rebate, which is typically based on quarterly or annual lease origination volumes. Payments made to POS partners for marketing or development initiatives are expensed on a straight-line basis over the period the POS partner is earning the funds or the specified marketing term. Progressive Leasing expensed $38.9 million, $34.4 million, and $28.5 million for such additional consideration to POS partners, for the years ended December 31, 2025, 2024 and 2023, respectively. Expenses related to additional consideration provided to POS partners are classified within operating expenses in the consolidated statements of earnings.
Advertising
The Company expenses advertising costs as incurred. Total advertising costs amounted to $23.0 million, $19.9 million and $17.1 million for the years ended December 31, 2025, 2024 and 2023, respectively, and are classified within operating expenses in the consolidated statements of earnings.
Stock-Based Compensation
The Company has stock-based employee compensation plans, which are more fully described in Note 13 to these consolidated financial statements. The fair value of each share of restricted stock units ("RSUs"), restricted stock awards ("RSAs") and performance share units ("PSUs") awarded is equal to the market value of a share of the Company's common stock on the grant date. The Company uses a Monte Carlo simulation model to estimate the grant date fair value of PSUs that will be earned based on the relative performance of the Company's total shareholder return ("TSR") compared to the TSR of the S&P 600 Small Cap Index. The Company estimates the fair value for the options granted on the grant date using a Black-Scholes-Merton option-pricing model. The Company estimates the fair value of awards issued under the Company's employee stock purchase plan ("ESPP") using a series of Black-Scholes pricing models that consider the components of the lookback feature of the plan, including the underlying stock, call option and put option. The design of awards issued under the Company's ESPP is described in more detail in Note 13 to these consolidated financial statements.
Deferred Income Taxes
Deferred income taxes represent primarily temporary differences between the amounts of assets and liabilities for financial and tax reporting purposes. The Company's largest temporary differences arise principally from the use of accelerated depreciation methods on lease merchandise for tax purposes.
Earnings Per Share
Earnings per share is computed by dividing net earnings by the weighted average number of shares of common stock outstanding during the period. The computation of diluted earnings per share includes the dilutive effect of stock options, RSUs, RSAs, PSUs and awards issuable under the Company's ESPP (collectively, "share-based awards") as determined under the treasury stock method. The following table shows the calculation of dilutive share-based awards:

	Year Ended December 31,
(Shares In Thousands)	2025	2024	2023
Weighted Average Shares Outstanding	40,091	42,584	46,034
Dilutive Effect of Share-Based Awards	772	965	516
Diluted Weighted Average Shares Outstanding	40,863	43,549	46,550
Approximately 446,000, 440,000 and 833,000 weighted-average share-based awards were excluded from the computation of diluted earnings per share during the years ended December 31, 2025, 2024 and 2023, respectively, as the awards would have been antidilutive for the periods presented.
Cash and Cash Equivalents
The Company classifies highly liquid investments with maturity dates of three months or less when purchased as cash equivalents. The Company maintains its cash and cash equivalents in a limited number of banks. Bank balances typically

PROG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
exceed coverage provided by the Federal Deposit Insurance Corporation. However, due to the size and strength of the banks in which the balances are held, any exposure to loss is believed to be minimal.
Accounts Receivable
Accounts receivable consist primarily of receivables due from customers of Progressive Leasing and amounted to $74.2 million and $80.2 million, net of allowances, as of December 31, 2025 and 2024, respectively.
The Company maintains an accounts receivable allowance, which primarily relates to its Progressive Leasing operations. The Company's policy is to record an allowance for uncollectible renewal payments based on historical collection experience. Other qualitative factors, such as current and forecasted business trends, are considered in estimating the allowance. Given the significant uncertainty regarding the impacts of inflation, elevated interest rates, and/or unemployment rates on our business, a high level of estimation was involved in determining the allowance as of December 31, 2025. Therefore, actual future accounts receivable write-offs may differ materially from the allowance. The provision for uncollectible renewal payments is recorded as a reduction of lease revenues and fees within the consolidated statements of earnings. For customer lease agreements that are past due, the Company's policy is to write off lease receivables after 120 days.
The following table shows the components of the accounts receivable allowance:

	Year Ended December 31,
(In Thousands)	2025	2024	2023
Beginning Balance	$71,607	$64,128	$69,262
Net Book Value of Accounts Written Off	(381,330)	(360,739)	(348,728)
Recoveries	41,868	37,609	39,015
Accounts Receivable Provision	336,661	330,609	304,579
Ending Balance	$68,806	$71,607	$64,128
During the year ended December 31, 2025, Progressive Leasing began a program of selling portfolios of its charged-off lease receivables. The first sale under this program closed in November 2025, and the Company received cash of $6.7 million, and recognized a gain of the same amount as the charged-off receivables had a carrying amount of zero.

PROG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Loans Receivable, Net
Gross loans receivable primarily represents amounts due to our Four segment. The allowance and unamortized fees represent estimated uncollectible amounts and unamortized affiliate merchant fee discounts. Loans receivable, net, includes $84.4 million and $34.9 million of outstanding receivables from customers of Four as of December 31, 2025 and 2024, respectively, with the remainder relating to our other strategic operations.
Expected lifetime losses on loans receivable are recognized upon loan acquisition, which results in recognition of credit losses and requires the Company to make its best estimate of lifetime losses at the time of acquisition. Four segments its loans receivable by delinquency status and evaluates loans receivable collectively for impairment when similar risk characteristics exist.
The Company calculates the Four allowance for loan losses based on internal historical loss information. ASC 326 requires the consideration of reasonable and supportable forecasts of future economic conditions in determining allowances for loan losses. In determining the potential adjustments to the allowance for macroeconomic conditions and forecasted economic data, Four management considers significant current economic trends, market factors, and quarterly forecasts. However, management has concluded that, based on the approximate six-week life of each loan, future macroeconomic conditions and forecasted economic data do not generally have a significant effect on the estimate of the allowance for credit losses on such short-term loans. The Company may also consider other qualitative factors in estimating the allowance, as necessary.
The allowance for loan losses is maintained at a level considered appropriate to cover expected lifetime losses of principal and fees on active loans in the loans receivable portfolio, and the appropriateness of the allowance is evaluated at each period end. Four's delinquent loans receivable are those that are past due based on their contractual billing dates. Loans receivable are charged off at the end of the month after the loans receivable become 90 days past due.
Four extends or declines credit on an individual transaction basis using its proprietary decisioning platform, without using customer credit ratings. Four instead uses an internal model based on factors such as banking data and user history to generate internal proprietary risk scores. Four assigns an internal risk score of either A, B, or C, with an A rating representing the highest credit quality.
Property and Equipment
The Company records property and equipment at cost. Depreciation and amortization are computed on a straight-line basis over the estimated useful lives of the respective assets, which range from three to 12 years for leasehold improvements and from one to seven years for other depreciable property and equipment.
Costs incurred to develop software for internal use are capitalized and amortized over the estimated useful life of the software, which ranges from three to five years. The Company develops software for use in its Progressive Leasing and Four operations and related to other strategic initiatives. The Company uses an agile development methodology in which feature-by-feature updates are made to its software. Certain costs incurred during the application development stage of an internal-use software project are capitalized when management, with the relevant authority, authorizes and commits to funding a feature update and it is probable that the project will be completed and the software will be used to perform the function intended. Capitalization of costs ceases when the feature update is substantially complete and ready for its intended use. All costs incurred during preliminary project and post-implementation project stages are expensed. Generally, the life cycle for each feature update implementation is one to six months.
Gains and losses related to dispositions and retirements are recognized as incurred. Maintenance and repairs are also expensed as incurred, and leasehold improvements are capitalized and amortized over the lesser of the lease term or the asset's useful life. Depreciation expense for property and equipment is included in operating expenses in the accompanying consolidated statements of earnings and was $8.0 million, $8.4 million and $8.5 million during the years ended December 31, 2025, 2024 and 2023, respectively. Amortization of previously capitalized internal use software development costs, which is a component of depreciation expense for property and equipment, was $6.9 million, $6.6 million and $5.2 million during the years ended December 31, 2025, 2024 and 2023, respectively.
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

PROG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Prepaid Expenses and Other Assets
Prepaid expenses and other assets consist of the following:

	December 31,
(In Thousands)	2025	2024
Prepaid Expenses	$28,885	$37,673
Prepaid Lease Merchandise	14,233	12,540
Prepaid Software Expenses	10,321	9,356
Unamortized Initial Direct Costs on Lease Agreement Originations	6,838	7,883
Other Assets	10,366	5,741
Prepaid Expenses and Other Assets	$70,643	$73,193
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
Goodwill
Goodwill represents the excess of the purchase price paid over the fair value of the identifiable net tangible and intangible assets acquired in connection with business acquisitions. Progressive Leasing and Four have goodwill as of December 31, 2025. Impairment occurs when the reporting unit's carrying value exceeds its fair value. The Company's goodwill is not amortized but is subject to an impairment test at the reporting unit level annually as of October 1 and more frequently if events or circumstances indicate that an impairment may have occurred. Factors which could necessitate an interim impairment assessment include a sustained decline in the Company's stock price, prolonged negative industry or economic trends and significant underperformance relative to historical results, projected future operating results, or the Company failing to successfully execute on one or more elements of Progressive Leasing's and/or Four's strategic plans.
The Company completed qualitative assessments for its annual goodwill impairment test for both Progressive Leasing and Four as of October 1, 2025. The qualitative assessments did not present any indicators of impairment and the Company concluded that no impairment had occurred. The Company determined that there were no events that occurred or circumstances that changed during the fourth quarter of 2025 that would more likely than not reduce the fair value of Progressive Leasing or Four below their carrying amounts.
Other Intangibles
Other intangibles represent identifiable intangible assets acquired as a result of the Progressive Leasing and Four acquisitions, which the Company recorded at the estimated fair value as of the respective acquisition dates. The Company amortizes the definite-lived intangible assets acquired as a result of the Progressive Leasing and Four acquisitions on a straight-line basis over periods ranging from two to 12 years for technology, Four's trade name, and merchant relationships.
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
Indefinite-lived intangible assets are not amortized but are subject to an impairment test annually and when events or circumstances indicate that impairment may have occurred. The Company performs the impairment test for its indefinite-lived intangible assets on October 1 in conjunction with its annual goodwill impairment test. The Company completed its indefinite-lived intangible asset impairment test as of October 1, 2025 and concluded that no impairment had occurred.

PROG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consist of the following:

	December 31,
(In Thousands)	2025	2024
Accounts Payable	$18,504	$13,018
Accrued Salaries and Benefits	16,201	20,652
Accrued Sales and Personal Property Taxes	9,588	11,073
Income Taxes Payable	1,177	5,450
Uncertain Tax Positions	2,695	785
Accrued Vendor Rebates	13,212	11,704
Other Accrued Expenses and Liabilities	35,094	26,888
Accounts Payable and Accrued Expenses	$96,471	$89,570
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
As a result of the cybersecurity incident, Progressive Leasing was named a defendant in multiple lawsuits which alleged, among other things, various damages arising out of the incident. All of those lawsuits were consolidated into a single action in the United States District Court for the District of Utah (the "District Court"). On June 30, 2025, the parties reached an agreement, subject to District Court approval, to resolve all of the alleged claims in the litigation in exchange for a settlement payment of $3.3 million. The District Court approved that settlement on February 6, 2026. The full amount of the settlement will be paid by the Company's cybersecurity insurance. At December 31, 2025, the settlement amount is included in accounts payable and accrued expenses, along with a corresponding insurance recovery receivable included in prepaid expenses and other assets on the Company's consolidated balance sheets. The Company did not incur any significant expenses relating to the cybersecurity incident in the years ended December 31, 2025 and 2024.
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

PROG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Recent Accounting Pronouncements
Adopted
In December 2023, the FASB issued ASU 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures." The amended guidance will improve the transparency of income tax disclosures by requiring specific categories in the effective tax rate reconciliation and the disclosure of income taxes paid disaggregated by jurisdiction, along with other disclosure requirements. It is effective for fiscal years beginning after December 15, 2024, and can be applied on a prospective or retrospective basis. Early adoption is permitted. The Company adopted this pronouncement for the year ended December 31, 2025 on a retrospective basis, and included additional disclosures in Note 9. There was no impact on our financial position and/or results of operations.
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
In July 2025, the FASB issued ASU 2025-05, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets" ("ASU 2025-05"), which provides a practical expedient related to the estimation of expected credit losses for current accounts receivable and current contract assets that arise from transactions accounted for under ASC 606: "Revenue from Contracts with Customers." The practical expedient permits an entity to assume that current conditions as of the balance sheet date do not change for the remaining life of the current accounts receivable and current contract assets. ASU 2025-05 is effective for annual and interim periods beginning after December 15, 2025 on a prospective basis, with early adoption permitted. The Company is currently evaluating the effect that this standard will have on its consolidated financial statements and related disclosures.
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
In December 2025, the FASB issued ASU 2025-11, "Interim Reporting (Topic 270): Narrow-Scope Improvements," which clarifies the guidance in Topic 270 to improve the consistency of interim financial reporting. The ASU provides a comprehensive list of required interim disclosures and introduces a disclosure principle requiring entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. ASU 2025-11 is effective for fiscal years beginning after December 15, 2027, including interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2025-11.
NOTE 2: DISCONTINUED OPERATIONS AND SALE OF VIVE
Description of the Discontinued Operation
As discussed in Note 1 on October 20, 2025, PROG Holdings completed the sale of substantially all of Vive's loans receivable portfolio to Fortiva, an affiliate of Atlanticus, for total net consideration of $143.9 million. The sale included the related cardholder agreements and records, and all servicing and collection rights, which had a net carrying value of $114.6 million. Although the Company did not sell all of Vive's assets, the portfolio that was sold constituted Vive's primary operating assets and revenue-generating activity. In conjunction with the sale, the Company determined that Vive would cease operations and began an orderly wind-down of its activities and obligations.
This divestiture represents a strategic shift that will have a major effect on the Company's operations and financial results. Vive was a significant part of the Company's overall ecosystem and had been a reportable segment of the Company. The Company has no plans to continue or restart a credit-card based product offering. Accordingly, all direct revenues and expenses of Vive's

PROG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
operations have been classified within earnings (loss) from discontinued operations, net of income tax, within the Company's consolidated statements of earnings for all periods presented, as Vive met the criteria for presentation as a discontinued operation under ASC 205-20, "Presentation of Financial Statements - Discontinued Operations." Historically, certain corporate overhead costs were allocated to Vive; however, such costs are excluded from discontinued operations, as they are not directly attributable to the disposal and will continue to be incurred by the Company subsequent to the wind-down of Vive's operations. All of Vive's operating assets and liabilities are included as assets of discontinued operations or liabilities of discontinued operations on the Company's consolidated balance sheets, as applicable.
In order to facilitate an orderly transition and wind-down of operations, the Company entered into a Transition Services Agreement ("TSA") with Fortiva. Under the TSA, Vive agreed to continue providing certain servicing, processing, and administrative functions on a short-term interim basis to facilitate an orderly transition of the Vive portfolio to Fortiva. The Company receives fixed monthly fees under the TSA during the transition period. Consistent with ASC 205-20, the related revenues and expenses associated with the TSA are presented within discontinued operations, as they represent activities that are directly related to the completion of the wind-down of Vive's operations. Payments received for transition services were $2.6 million during the year ended December 31, 2025.
Following the cut-off date of the sale, Vive continued to originate new credit card receivables, generally for short periods of time under existing merchant agreements, until origination services could be transferred to Fortiva. These newly originated receivables are temporarily owned by Vive and are expected to be sold in early 2026. Because these activities are directly related to the disposed credit card business and occurred only to facilitate the transition of merchant relationships, the related revenues and expenses are included in discontinued operations.
As part of the disposal and wind-down of Vive's operations, the Company terminated certain of Vive's employees. Severance and other employee-related exit costs of approximately $1.9 million were recognized in accordance with ASC 420-10, "Exit or Disposal Cost Obligations," when the termination plan was communicated and the costs were probable and reasonably estimable. Additionally, $1.8 million of contract termination expenses and $1.0 million of fixed asset impairments relating to the discontinuation of Vive's operations were incurred. These costs are also included within discontinued operations for the year ended December 31, 2025, as they are directly associated with the discontinuation of Vive's business, and are included in operating expenses in the table below.
Results of Discontinued Operations
The following table summarizes the major classes of line items constituting the operations of Vive, which are included within the earnings (loss) from discontinued operations, net of income tax, in the consolidated statements of earnings and the operating and investing cash flows of the discontinued operations:

	Year Ended December 31,
(In Thousands)	2025	2024	2023
Total Revenues	$49,924	$64,415	$68,912
Provision for Credit Losses	31,090	37,311	36,097
Operating Expenses	24,705	26,932	25,896
Operating (Loss) Profit	(5,871)	172	6,919
Gain on Sale of Receivables[1]	37,031	—	—
Interest Income	10	—	—
Earnings from Discontinued Operations Before Income Tax	31,170	172	6,919
Income Tax Expense from Discontinued Operations	8,734	234	1,971
Earnings (Loss) from Discontinued Operations, Net of Income Tax	$22,436	$(62)	$4,948

Cash Flows[2]:
Cash Provided by Operating Activities from Discontinued Operations	$33,191	$34,876	$35,494
Cash Provided by (Used in) Investing Activities from Discontinued Operations	$108,481	$(28,483)	$(15,967)
1 Includes gain on sale to Fortiva in October 2025 and gain on sale of charged-off receivables in December 2025. Gain on Sale of Receivables is net of $0.8 million of third-party transaction costs related to the sale transactions.
2 Vive did not generate cash flows from financing activities for the periods presented.

PROG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company recognized a gain of approximately $28.5 million on the sale to Fortiva, measured as the $143.9 million total net consideration less the net carrying amount of the receivables sold and transaction costs.
In December 2025, Vive sold a portfolio of previously charged-off receivables, which were not included in the sale to Fortiva, for $8.5 million of cash. Vive recognized a gain of $8.5 million on this sale.
Assets and Liabilities of Discontinued Operations
The following table summarizes the major classes of assets and liabilities of discontinued operations as of December 31, 2025 and 2024:

	December 31,
(In Thousands)	2025	2024
Assets:
Cash and Cash Equivalents	$—	$4,735
Accounts Receivable, Net	17	19
Loans Receivable, Net	9,570	107,857
Property and Equipment, Net	—	1,399
Operating Lease Right-of-Use Assets	—	156
Deferred Income Tax Assets	2,671	17,266
Prepaid Expenses and Other Assets	1,292	5,037
Total Assets of Discontinued Operations	$13,550	$136,469
Liabilities:
Accounts Payable and Accrued Expenses	$6,831	$3,620
Operating Lease Liabilities	—	189
Total Liabilities of Discontinued Operations	$6,831	$3,809
Reconciliation of Cash and Cash Equivalents
Cash and cash equivalents reported in the consolidated statements of cash flows include amounts classified within assets of discontinued operations in the consolidated balance sheets. The following table reconciles cash and cash equivalents per the consolidated statements of cash flows to the amounts presented in the consolidated balance sheets:

	December 31,
(In Thousands)	2025	2024
Cash and Cash Equivalents from Continuing Operations	$308,774	$90,920
Cash and Cash Equivalents from Discontinued Operations	—	4,735
Total Cash and Cash Equivalents per Consolidated Statements of Cash Flows	$308,774	$95,655
Accounting Policies
The revenues and expenses of discontinued operations were recognized and measured in accordance with the Company's accounting policies, as described in Note 1.

PROG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 3: GOODWILL AND INTANGIBLE ASSETS
Indefinite-Lived Intangible Assets
The following table summarizes information related to indefinite-lived intangible assets at December 31:

	December 31,
(In Thousands)	2025	2024
Trade Name	$53,000	$53,000
Goodwill:
Goodwill - Progressive Leasing	$288,801	$288,801
Goodwill - Four	7,260	7,260
Total Goodwill	$296,061	$296,061
Indefinite-lived Intangible Assets	$349,061	$349,061
Definite-Lived Intangible Assets
The following table summarizes information related to definite-lived intangible assets at December 31:

	2025			2024
(In Thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Acquired Internal-Use Software	$14,000	$(14,000)	$—	$14,000	$(14,000)	$—
Technology	70,000	(69,600)	400	70,000	(68,800)	1,200
Merchant Relationships	181,586	(177,271)	4,315	181,586	(162,187)	19,399
Other Intangibles[1]	587	(528)	59	587	(411)	176
Total	$266,173	$(261,399)	$4,774	$266,173	$(245,398)	$20,775
1 Other intangibles consists of the Four trade name.
Total amortization expense of definite-lived intangible assets included in operating expenses in the accompanying consolidated statements of earnings was $16.0 million, $17.9 million and $22.7 million during the years ended December 31, 2025, 2024 and 2023, respectively. As of December 31, 2025, estimated future amortization expense for the year ended December 31, 2026 was expected to be $4.8 million, at which point all existing intangible assets would become fully amortized.
NOTE 4: FAIR VALUE MEASUREMENT
Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table summarizes financial liabilities measured at fair value on a recurring basis:

	December 31, 2025			December 31, 2024
(In Thousands)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Deferred Compensation Liability	$—	$3,431	$—	$—	$2,599	$—
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

PROG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Financial Assets and Liabilities Not Measured at Fair Value for Which Fair Value is Disclosed
Four's loans receivable, net of an allowance for loan losses and unamortized fees, are included within loans receivable, net in the consolidated balance sheets and approximated fair value based on a discounted cash flow methodology. The carrying value of loans receivable from our other strategic operations also approximates fair value based on a discounted cash flow methodology due to the short durations of these loans.
On November 26, 2021, the Company entered into an indenture in connection with its offering of $600.0 million aggregate principal amount of its Senior Notes due 2029. The Senior Notes are carried at amortized cost in the consolidated balance sheets and are measured at fair value for disclosure purposes. The fair value of the Senior Notes was estimated based on quoted market prices in less active markets and has been classified as Level 2 in the fair value hierarchy.
The following table summarizes the fair value of the Company's fixed-rate debt:

	December 31, 2025			December 31, 2024
(In Thousands)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Senior Notes	$—	$592,140	$—	$—	$573,720	$—
NOTE 5: PROPERTY AND EQUIPMENT
The following is a summary of the Company's property and equipment:

	December 31,
(In Thousands)	2025	2024
Leasehold Improvements	$5,255	$5,255
Fixtures, Equipment and Vehicles	16,316	27,595
Internal-Use Software	31,781	44,134
Internal-Use Software - In Development	721	727
Property and Equipment, Gross	54,073	77,711
Less: Accumulated Depreciation and Amortization[1]	(34,547)	(57,667)
Property and Equipment, Net	$19,526	$20,044
1Accumulated amortization of internal-use software development costs amounted to $14.6 million and $27.4 million as of December 31, 2025 and 2024, respectively.

PROG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 6: LOANS RECEIVABLE
The following is a summary of the Company's loans receivable, net:

	December 31,
(In Thousands)	2025	2024
Loans Receivable, Gross	$108,894	$49,392
Unamortized Fees	(928)	(1,036)
Loans Receivable, Amortized Cost	107,966	48,356
Allowance for Loan Losses	(17,318)	(9,228)
Loans Receivable, Net of Allowances and Unamortized Fees[1]	$90,648	$39,128
1 Loans Receivable, Net of Allowances and Unamortized Fees attributable to Four was $84.4 million and $34.9 million as of December 31, 2025 and 2024, respectively.
Four extends or declines credit on an individual transaction basis using its proprietary decisioning platform, without using customer credit ratings. Four instead uses an internal model based on factors such as banking data and user history to generate internal proprietary risk scores. Four groups its internal risk scores into three categories that range from A to C, with an A rating representing the highest credit quality.
Below is a summary of the credit quality of Four's loan portfolio as of December 31, 2025 and 2024 by proprietary risk category as determined at the time of loan origination:

	December 31,
	2025	2024
Four - Proprietary Risk Category:
Category A	19.6%	26.9%
Category B	48.5%	48.6%
Category C	31.9%	24.5%
The table below presents credit quality indicators of the amortized cost of loans receivable by origination year:

As of December 31, 2025 (In Thousands)	2025	2024 and Prior	Total
Four - Proprietary Risk Category:
Category A	$19,657	$—	$19,657
Category B	48,570	—	48,570
Category C	31,919	—	31,919
Other Strategic Operations	7,820	—	7,820
Total Amortized Cost	$107,966	$—	$107,966

Gross Charge-offs by Origination Year for the Year Ended December 31, 2025	$28,339	$9,356	$37,695
Included in the table below is an aging of the loans receivable, gross balance:

	December 31,
Aging Category	2025	2024
1-30 Days Past Due	12.5%	12.9%
31-59 Days Past Due	3.9%	4.0%
60 or More Days Past Due	2.9%	1.6%
Past Due Loans Receivable	19.3%	18.5%
Current Loans Receivable	80.7%	81.5%
Balance of Loans Receivable 90 or More Days Past Due and Still Accruing Interest and Fees	$—	$—

PROG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The table below presents the components of the allowance for loan losses from continuing operations:

	Year Ended December 31,
(In Thousands)	2025	2024
Beginning Balance	$9,228	$2,828
Provision for Loan Losses	40,339	18,639
Charge-offs	(37,695)	(13,652)
Recoveries	5,446	1,413
Ending Balance	$17,318	$9,228
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
Operating lease costs are recorded on a straight-line basis within operating expenses in the consolidated statements of earnings. The Company did not have any subleases in which it remained as the primary obligor during 2025 or 2024. The Company's total operating lease cost is comprised of the following:

	Year Ended December 31,
(In Thousands)	2025	2024
Operating Lease cost:
Operating Lease cost classified within Operating Expenses[1]	$1,560	$1,873
Total Operating Lease cost:	$1,560	$1,873
1 Short-term and variable lease expenses were not significant during the years ended December 31, 2025 and 2024. Short-term lease expense is defined as leases with a lease term of greater than one month, but not greater than 12 months.
Additional information regarding the Company's leasing activities as a lessee is as follows:

	Year Ended December 31,
(In Thousands)	2025	2024
Cash Paid for amounts included in measurement of Lease Liabilities:
Operating Cash Flows for Operating Leases	$4,455	$5,473
Total Cash paid for amounts included in measurement of Lease Liabilities	4,455	5,473
Right-of-Use Assets obtained in exchange for new Operating Lease Liabilities	144	648

PROG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Supplemental balance sheet information related to leases is as follows:

		December 31,
(In Thousands)	Balance Sheet Classification	2025	2024
Assets
Total Lease Assets[1]	Operating Lease Right-of-Use Assets	$2,740	$3,879
Liabilities
Total Lease Liabilities	Operating Lease Liabilities	$7,263	$11,307
1 Operating lease right-of-use assets as of December 31, 2024 reflect impairment charges of $4.5 million that were recorded as part of the restructuring activities during 2024. For further details related to the restructuring activities, see Note 11. There were no impairments of lease assets in 2025.
Many of the Company's real estate leases contain renewal options for additional periods ranging from two to three years. The Company currently does not have any real estate leases in which it considers the renewal options to be reasonably certain of exercise, as the Company's leases contain contractual renewal rental rates that are considered to be in line with market rental rates and there are not significant economic penalties or business disruptions incurred by not exercising any renewal options.
The Company uses its incremental borrowing rate as the discount rate for its leases, as the implicit rate in the lease is not readily determinable. Below is a summary of the weighted-average discount rate and weighted-average remaining lease term for the Company's operating leases:

	December 31,
	2025		2024
	Weighted Average Discount Rate	Weighted Average Remaining Lease Term (in years)	Weighted Average Discount Rate	Weighted Average Remaining Lease Term (in years)
Operating Leases	4.2%	1.54	4.0%	2.38
Under the short-term lease exception provided within ASC 842, the Company does not record a lease liability or right-of-use asset for any leases that have a lease term of 12 months or less at commencement. Below is a summary of undiscounted operating lease liabilities that have initial terms in excess of one year as of December 31, 2025. The table also includes a reconciliation of the future undiscounted cash flows to the present value of operating lease liabilities included in the consolidated balance sheets.

(In Thousands)	Total
2026	$4,230
2027	3,000
2028	213
2029	—
2030	—
Thereafter	—
Total Undiscounted Cash Flows	7,443
Less: Interest	(180)
Present Value of Lease Liabilities	$7,263

PROG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 8: INDEBTEDNESS
Below is a summary of the Company's debt, net of applicable unamortized debt issuance costs:

	December 31,
(In Thousands)	2025	2024
Senior Unsecured Notes, 6.000%, due November 2029	$600,000	$600,000
Revolving Facility Outstanding[1]	—	50,000
Less: Unamortized Debt Issuance Costs	(5,139)	(6,437)
Total Debt, Net of Unamortized Debt Issuance Costs	$594,861	$643,563
1 No balance outstanding at December 31, 2025, variable interest rate of 8.25% on outstanding balance as of December 31, 2024. Unamortized debt issuance costs related to the Revolving Facility were $2.6 million and $3.2 million as of December 31, 2025 and 2024, respectively. These amounts were included within prepaid expenses in the consolidated balance sheets.
Senior Unsecured Notes
On November 26, 2021, the Company entered into an indenture with the guarantors party thereto and U.S. Bank National Association, as trustee, in connection with the Company's offering of $600.0 million aggregate principal amount of its 6.00% senior unsecured notes due 2029. The Senior Notes were issued at 100.0% of their par value. The Senior Notes are general unsecured obligations of the Company and are guaranteed by certain of the Company's existing and future domestic subsidiaries.
The Senior Notes bear an annual interest rate of 6.00% and interest payments are payable semi-annually on May 15 and November 15 of each year, which commenced on May 15, 2022. The Senior Notes will mature on November 15, 2029.
The net proceeds from the Senior Notes were used to fund the purchase price, and related fees and expenses, of the Company's tender offer to purchase $425.0 million of the Company's common stock in 2022. The remaining proceeds were used for additional share repurchases during the year ended December 31, 2023.
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
Revolving Facility
On November 24, 2020, the Company entered into a credit agreement with a consortium of lenders providing for a $350.0 million senior secured revolving credit facility (the "Revolving Facility"). Under the credit agreement, as amended, all borrowings and commitments of the Revolving Facility will mature or terminate on November 15, 2029. The Company expects that the Revolving Facility will be used to provide for working capital and capital expenditures, to finance future permitted acquisitions, and for other general corporate purposes. The Company incurred a total of $5.1 million of lender and legal fees related to the Revolving Facility and amendments thereto, which were recorded within prepaid expenses and other assets in the consolidated balance sheets and will be deferred and amortized through the maturity date. The Company had no outstanding borrowings under the Revolving Facility as of December 31, 2025.
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
The Company pays a commitment fee on unused balances, which ranges from 0.25% to 0.40% as determined by the Company's ratio of total net debt to EBITDA as defined by the Revolving Facility. As of December 31, 2025, the amount available under the Revolving Facility was $350.0 million.

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
At December 31, 2025, the Company was in compliance with all covenants related to its debt.
Below is a summary of future principal maturities of our Senior Unsecured Notes and Revolving Facility due as of December 31, 2025:

(In Thousands)
2026	$—
2027	—
2028	—
2029	600,000
2030	—
Thereafter	—
Total	$600,000
NOTE 9: INCOME TAXES
The following is a summary of the Company's income tax expense (benefit) from continuing operations:

	Year Ended December 31,
(In Thousands)	2025	2024	2023
Current Income Tax Expense (Benefit):
Federal	$349	$19,548	$76,334
State	7,442	(46)	12,157
	7,791	19,502	88,491
Deferred Income Tax Expense (Benefit):
Federal	39,923	(49,249)	(32,989)
State	2,453	(4,128)	(90)
	42,376	(53,377)	(33,079)
Income Tax Expense (Benefit)	$50,167	$(33,875)	$55,412
Income tax expense attributable to discontinued operations was $8.7 million, $0.2 million, and $2.0 million for the years ended December 31, 2025, 2024 and 2023, related to the discontinuation of the operations of Vive, and is reflected in earnings (loss) from discontinued operations, net of income tax on the Company's consolidated statements of earnings.

PROG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Significant components of the Company's deferred income tax liabilities and assets are as follows:

	December 31,
(In Thousands)	2025	2024
Deferred Income Tax Liabilities:
Property and Equipment	$129,903	$71,803
Goodwill and Other Intangibles	56,950	51,913
Operating Lease Right-of-Use Assets	680	960
Total Deferred Income Tax Liabilities	187,533	124,676
Deferred Income Tax Assets:
Accrued Liabilities and Other Reserves	34,036	35,062
Customer Deposits and Advance Payments	8,179	9,034
Operating Lease Liabilities	1,800	2,799
Tax Credit Carryforwards	7,662	7,833
Net Operating Loss Carryforwards	33,883	4,162
Stock-Based Compensation	4,943	5,311
Other, Net	2,180	1,352
Total Deferred Income Tax Assets	92,683	65,553
Less: Valuation Allowance	(6,741)	(5,991)
Net Deferred Income Tax Liabilities	$101,591	$65,114
One Big Beautiful Bill Act
On July 4, 2025, the United States enacted tax reform legislation through the One Big Beautiful Bill Act ("OBBBA"). The OBBBA makes permanent key elements of the Tax Cuts and Jobs Act of 2017, including 100% bonus depreciation on qualified property acquired and placed into service after January 19, 2025.
Partnership Deemed Liquidation
During the year ended December 31, 2024, the Company made a tax election to convert a subsidiary of the Company from a corporation to a disregarded entity which resulted in the deemed liquidation of the Company's investment in a wholly-owned partnership for tax purposes. As a result of the election, the Company reversed a deferred tax liability related to the investment in partnership and recognized a non-cash deferred tax benefit of $27.8 million.

PROG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Effective Tax Rate Reconciliation
The Company's effective tax rate differs from the statutory United States Federal income tax rate as follows for continuing operations:

	Year Ended December 31,
(In Thousands)	2025		2024		2023
Federal Tax at Statutory Rate	$36,649	21.0%	$34,322	21.0%	$39,754	21.0%
State Tax Expense, Net of Federal Benefit[1]	6,783	3.9	8,035	4.9	9,342	4.9
Foreign Tax Effects - Other Foreign Jurisdictions	92	—	158	0.1	(8)	—
Tax Credits - Other	17	—	(67)	—	(131)	(0.1)
Nontaxable or Nondeductible Items
Executive Compensation	2,080	1.2	1,680	1.0	284	0.2
Other	388	0.2	(257)	(0.2)	321	0.2
Changes in Unrecognized Tax Benefits	1,591	0.9	(51,724)	(31.6)	3,681	1.9
Other Adjustments
Partnership Dissolution	—	—	(27,767)	(17.0)	—	—
Deferred Tax Adjustments	1,941	1.1	—	—	2,181	1.2
Other	626	0.4	1,745	1.1	(12)	—
Effective Income Tax Expense (Benefit) and Rate	$50,167	28.7%	$(33,875)	(20.7)%	$55,412	29.3%
1 State taxes in CA, NY, PA, IL, TX, and NC for 2025 and TX, CA, DE, and PA for 2024 and CA, TX, NC, MI, PA, NY and IL for 2023 made up the majority (greater than 50%) of the tax effect in this category.
Reconciling items exceeding 5% of earnings before income taxes multiplied by the statutory rate are presented separately in the table above.
The effective tax rate reconciliation is based on net earnings from continuing operations. Income tax expense (benefit) attributable to discontinued operations is excluded from the reconciliation in accordance with ASC 740, "Accounting for Income Taxes." Certain tax impacts related to discontinued operations, including tax on the gain on sale of receivables and related valuation allowance adjustments are reflected in discontinued operations and are not included in the reconciliation above.
At December 31, 2025, the Company had $26.7 million of tax-effected federal net operating loss carryforwards that may be carried forward indefinitely. The Company also had $7.2 million of tax-effected state net operating loss carryforwards and $3.8 million of state tax credit carryforwards, which will begin to expire in 2026 and 2027, respectively.
The Company files a federal consolidated income tax return in the United States, and the separate legal entities file in various states. With few exceptions, the Company is no longer subject to federal, state and local tax examinations by tax authorities for years before 2022.

PROG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Income Taxes Paid
The following table presents income taxes paid (net of refunds) for the periods presented:

	Year Ended December 31,
(In Thousands)	2025	2024	2023
Federal	$40,000	$44,281	$87,913
Foreign
Puerto Rico	—	—	801
State
California	1,617	1,437	1,552
Illinois	*	574	1,218
Louisiana	*	336	*
Maryland	*	*	1,081
New Mexico	312	*	*
New York	*	670	889
Oregon	*	302	*
Pennsylvania	850	451	769
Tennessee	331	*	737
Texas	1,186	1,357	*
New York City	305	*	*
Other	1,192	432	5,473
Total Income Taxes Paid (Net of Refunds Received)	$45,793	$49,840	$100,433
*Jurisdiction below the threshold for the period presented
The Company disaggregates state income taxes paid by individual jurisdiction when state income taxes paid represent more than 5% of total income taxes paid for the period; remaining state payments are included in Other. Income taxes paid include amounts relating to both continuing and discontinued operations.
Uncertain Tax Positions
The following table summarizes the activity related to the Company's uncertain tax positions for the periods presented (does not include accrued interest):

	Year Ended December 31,
(In Thousands)	2025	2024	2023
Balance at January 1,	$732	$46,200	$46,407
Additions Based on Tax Positions Related to the Current Year	1,315	—	81
Prior Year Reductions	—	(3)	—
Statute of Limitation Expirations	(29)	(45,103)	(288)
Settlements	—	(362)	—
Balance at December 31,	$2,018	$732	$46,200
As of December 31, 2025 and 2024, uncertain tax positions (inclusive of accrued interest) were $2.7 million and $0.8 million, respectively, and are included within accounts payable and accrued expenses in the consolidated balance sheets.
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

PROG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
$44.8 million from taxes payable, previously recognized in December 2019, to an uncertain tax position as of December 31, 2021.
The Company's policy is to recognize potential interest and penalties related to uncertain tax positions as a component of income tax expense (benefit), and recognized accrued interest related to this uncertain tax position accordingly.
During September 2024, the statute of limitations for the taxing authority to examine the uncertain tax position relating to the FTC settlement expired. The Company therefore recognized a net income tax benefit of $53.6 million relating to the uncertain tax position reversal, which included the reversal of the associated accrued interest. As a result, the Company had no accrued interest related to the FTC settlement as of December 31, 2024 or December 31, 2025.
As of December 31, 2025 and 2024, the amount of uncertain tax benefits that, if recognized, would affect the effective tax rate is $2.1 million and $0.6 million, respectively, including interest and penalties.
During the year ended December 31, 2025, the Company recognized a net expense of $0.6 million related to penalties and interest. During the years ended December 31, 2024 and 2023, the Company recognized a net benefit of $8.7 million and an expense of $4.1 million, respectively, related to penalties and interest. The Company had $0.7 million and $0.1 million of accrued interest and penalties at December 31, 2025 and 2024, respectively. The Company recognizes potential interest and penalties related to uncertain tax benefits as a component of income tax expense.
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
At December 31, 2025 and 2024, the Company had accrued $3.8 million and $0.5 million, respectively for pending legal and regulatory matters for which it believes losses are probable and the amount of the loss can be reasonably estimated. The Company records its best estimate of the loss to legal and regulatory liabilities in accounts payable and accrued expenses in the consolidated balance sheets. The Company estimates the aggregate range of reasonably possible loss in excess of accrued liabilities for such probable loss contingencies is immaterial. Those matters for which a probable loss cannot be reasonably estimated are not included within the estimated ranges.
At December 31, 2025, the Company estimated that the aggregate range of loss for all material pending legal and regulatory proceedings for which a loss is reasonably possible, but less likely than probable (i.e., excluding the contingencies described in the preceding paragraph), is immaterial. Those matters for which a reasonable estimate is not possible are not included within estimated ranges and, therefore, the estimated ranges do not represent the Company's maximum loss exposure. The Company's estimates for legal and regulatory accruals, aggregate probable loss amounts and reasonably possible loss amounts are all subject to the uncertainties and variables described above.
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

PROG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
During the third quarter of 2024, Progressive Leasing received a written request from the FTC to evidence Progressive Leasing’s compliance with the FTC Settlement by providing the FTC with information and documents, including those related to customer complaints and advertising and marketing materials. The FTC’s request is not a civil investigative demand. The Company fully cooperated with the FTC in responding to the FTC’s request for information and documents.
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
As a result of the cybersecurity incident, Progressive Leasing was named a defendant in multiple lawsuits which alleged, among other things, various damages arising out of the incident. All of those lawsuits were consolidated into a single action in the United States District Court for the District of Utah (the "District Court"). On June 30, 2025, the parties reached an agreement, subject to District Court approval, to resolve all of the alleged claims in the litigation in exchange for a settlement payment of $3.3 million. That settlement was approved by the District Court on February 6, 2026. The full amount of the settlement will be paid by the Company's cybersecurity insurance. As of December 31, 2025, the settlement amount is included in accounts payable and accrued expenses, along with a corresponding insurance recovery receivable included in prepaid expenses and other assets on the Company's consolidated balance sheets. The Company did not incur any significant expenses relating to the cybersecurity incident in the years ended December 31, 2025 and 2024.
In October 2025, a putative class action, Sterling Kelly v. Prog Services, Inc. d/b/a MoneyApp, was filed against the Company's MoneyApp business in the Third Judicial District Court, Salt Lake County, Utah, alleging that MoneyApp's cash advance offering violates the federal Military Lending Act and Truth in Lending Act, due to MoneyApp offering its customers the option of expediting the receipt of their cash advances by paying a voluntary expediting fee. In November 2025, MoneyApp successfully removed the lawsuit to the federal District Court of Utah, Central Division. MoneyApp believes it has substantial defenses against the claims alleged in the lawsuit and intends to contest this matter vigorously.
Other Contingencies
At December 31, 2025, the Company had non-cancelable commitments of $27.7 million primarily related to certain consulting and information technology services agreements, software licenses, hardware and software maintenance. Payments under these commitments are scheduled to be $21.6 million in 2026, $5.8 million in 2027, and $0.3 million in 2028, with no amounts committed thereafter.
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

PROG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 11. RESTRUCTURING EXPENSES
During 2022, the Company initiated restructuring activities intended to reduce expenses, consolidate certain segment corporate headquarters, and align the cost structure of the business with the Company's near-term revenue outlook. The Company continued such activities during 2023, 2024 and 2025 and recorded restructuring expenses of $2.8 million, $20.8 million, and $12.5 million for the years ended December 31, 2025, 2024, and 2023, respectively, resulting in aggregate expenses of $44.5 million since the inception of the restructuring activities in 2022. These costs were primarily comprised of early contract termination costs, employee severance, a reduction of management and information technology office space and impairment of capitalized software for our other strategic initiatives and products.
The following tables summarize restructuring charges recorded within operating expenses in the consolidated statements of earnings from continuing operations for the years ended December 31, 2025, 2024 and 2023:

	Year Ended December 31,
	2025			2024			2023
(In Thousands)	Progressive Leasing	Other	Total	Progressive Leasing	Other	Total	Progressive Leasing	Total
Severance	$584	$—	$584	$4,253	$628	$4,881	$2,958	$2,958
Right-of-Use Asset Impairment[1]	—	—	—	4,515	—	4,515	—	—
Property and Equipment Impairment	—	2,209	2,209	1,503	—	1,503	—	—
Early Contract Termination Costs	—	—	—	7,750	2,000	9,750	9,575	9,575
Other Restructuring Activities	5	—	5	189	—	189	—	—
Total Restructuring Expenses	$589	$2,209	$2,798	$18,210	$2,628	$20,838	$12,533	$12,533
1 To determine the amount of impairment for vacated office space, the fair value of the right-of-use asset is calculated based on the present value of the estimated net cash flows related to the right-of-use asset.
The following table summarizes the accrual and payment activity related to the restructuring program for the years ended December 31, 2025, 2024 and 2023:

(In Thousands)	Severance	Early Contract Termination Costs	Other Restructuring Activities	Total
Balance at January 1, 2023	$3,061	$—	$42	$3,103
Charges	2,958	9,600	(25)	12,533
Cash Payments	(3,344)	(7,100)	(17)	(10,461)
Balance at December 31, 2023	2,675	2,500	—	5,175
Charges	4,881	9,750	189	14,820
Cash Payments	(7,084)	(10,650)	(189)	(17,923)
Balance at December 31, 2024	472	1,600	—	2,072
Charges	584	—	5	589
Cash Payments	(680)	(200)	(5)	(885)
Balance at December 31, 2025	$376	$1,400	$—	$1,776
The Company will continue to monitor the impacts of changes in macroeconomic conditions on its businesses and may take additional steps to further adjust the Company's cost structure based on unfavorable changes in these conditions, which may result in further restructuring charges in future periods.

PROG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 12: SHAREHOLDERS' EQUITY
Share repurchases are conducted under authorizations made from time to time by the Company's Board of Directors. The authorization effective November 3, 2021 provided the Company with the ability to repurchase shares up to a maximum amount of $1 billion. On February 21, 2024, the Company's Board of Directors reauthorized the repurchase of Company common stock at an aggregate purchase price of up to $500.0 million under the Company's existing share repurchase program, with such reauthorized share repurchase program to be extended for a period of three years from February 21, 2024, or until the $500.0 million aggregate purchase price of Company common stock purchased pursuant to the reauthorized share repurchase program has been met, whichever occurs first. At December 31, 2025, the Company held 42,502,844 shares in its treasury and had the authority to purchase additional shares up to its remaining authorization limit of $309.6 million.
In 2025, the Company repurchased 1,835,792 shares of its common stock for $51.8 million. During 2024, the Company repurchased 3,480,871 shares of its common stock for $138.7 million. During 2023, the Company repurchased 4,691,274 shares of its common stock for $139.6 million. These amounts do not include any excise tax that may be assessed on those repurchases.
The holders of common stock are entitled to receive dividends and other distributions in cash or stock of the Company as and when declared by the Company's Board of Directors out of legally available funds. Certain unvested time-based restricted stock units issued by the Company also entitle participants to accrue dividends during the vesting period.
The Company has 1,000,000 shares of preferred stock authorized. The shares are issuable in series with terms for each series fixed by, and such issuance subject to approval by, the Board of Directors. As of December 31, 2025, no preferred shares have been issued.
NOTE 13: STOCK-BASED COMPENSATION
Description of Plans
The Company grants stock options, RSUs, RSAs and PSUs to certain employees and directors of the Company under the 2015 Equity and Incentive Award Plan (the "2015 Plan"). The 2015 Plan was originally approved by the Company's shareholders in May 2015 and was amended and restated with shareholder approval in February 2019. In May 2021, the 2015 Plan was amended, with shareholder approval, to increase the number of shares of common stock authorized for issuance under the 2015 Plan from 8,000,000 shares to 10,980,000 shares. Beginning in 2015, as part of the Company's long-term incentive compensation program ("LTIP Plan") and pursuant to the Company's 2015 Plan, the Company granted a mix of stock options, time-based restricted stock and performance share units to key executives and managers and also granted time-based restricted stock units to non-employee directors of the Company. As of December 31, 2025, the aggregate number of common stock shares that may be issued or transferred under the 2015 Plan is 2,333,071.
Stock-based Compensation Expense
The Company has elected a policy to estimate forfeitures in determining the amount of stock compensation expense. Total stock-based compensation expense for both continuing operations and discontinued operations is presented in the allocation table below.
Allocation Between Continuing and Discontinued Operations
On October 20, 2025, the Company completed the sale of the primary assets of Vive, which is presented as discontinued operations in the consolidated financial statements. In accordance with ASC 718 and ASC 205-20, stock-based compensation expense is allocated to discontinued operations for employees who were directly attributable to the discontinued segment, and to continuing operations for all other employees.
The allocation was based on the proportion of awards held by employees of the discontinued segment, as well as the service periods rendered prior to and after the disposal date. The following table summarizes stock-based compensation expense by classification between continuing operations and discontinued operations:

Year Ended December 31 (In Thousands)	Continuing Operations	Discontinued Operations	Total
2025	$28,477	$330	$28,807
2024	$27,845	$1,334	$29,179
2023	$23,730	$1,190	$24,920

PROG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The total income tax benefit recognized in the consolidated statements of earnings for stock-based compensation arrangements was $7.2 million, $7.3 million and $6.2 million in the years ended December 31, 2025, 2024 and 2023, respectively. Deficits of recognized compensation costs in excess of tax deductions were $0.1 million, $0.1 million and $0.4 million for the years ended December 31, 2025, 2024 and 2023, respectively. Deficits and benefits related to tax deductions for compensation cost are included in operating cash flows and as a component of income tax expense (benefit) or earnings from discontinued operations, net of tax, in the consolidated statements of earnings, as applicable.
As of December 31, 2025, there was $25.4 million of total unrecognized compensation expense related to non-vested stock-based compensation of directors and employees of PROG Holdings, which is expected to be recognized over an average period of 1.73 years.
Stock Options
Under the Company's 2015 Plan, options granted to date become exercisable after a period of one to three years and unexercised options lapse 10 years after the date of the grant. Unvested options are subject to forfeiture upon termination of service. The Company recognizes compensation expense for options that have a graded vesting schedule on a straight-line basis over the requisite service period. Shares are issued from the Company's treasury shares upon share option exercises.
The Company determines the fair value of stock options on the grant date using a Black-Scholes-Merton option pricing model that incorporates expected volatility, expected option life, risk-free interest rates and expected dividend yields. The expected volatility is based on implied volatilities from traded options on the Company's stock and the historical volatility of the Company's common stock in combination with the volatility of the Company's comparable peer group for the most recent period generally commensurate with the expected estimated life of each respective grant. The expected lives of options are based on the Company's historical option exercise experience. The Company believes that the historical experience method is the best estimate of future exercise patterns. The risk-free interest rates are determined using the implied yield available for zero-coupon United States government issues with a remaining term equal to the expected life of the grant. The expected dividend yields are based on the approved annual dividend rate in effect and the market price of the underlying common stock at the time of grant. For stock options granted in 2023, the annual dividend rate was assumed to be zero, and no assumption for a future dividend rate was included, as the Company did not anticipate paying any dividends at the time of grant.
The Company did not grant any stock options during 2025 and 2024. The Company granted 208,000 stock options during the year ended December 31, 2023. The weighted-average fair value of options granted and the weighted-average assumptions used in the Black-Scholes-Merton option pricing model for such grants were as follows:

2023
Dividend Yield	—%
Expected Volatility	51.6%
Risk-free Interest Rate	4.3%
Expected Term (in years)	4.5
Weighted-average Fair Value of Stock Options Granted	$11.66
The following table summarizes information about stock options outstanding at December 31, 2025:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding December 31, 2025	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Number Exercisable December 31, 2025	Weighted Average Exercise Price
$20.00-30.00	483,622	5.63	$26.42	422,697	$26.67
30.01-40.00	88,344	4.17	34.78	88,344	34.78
40.01-50.00	255,495	3.79	46.70	255,495	46.70
50.01-60.00	5,304	5.34	53.55	5,304	53.55
20.00-60.00	832,765	4.91	33.70	771,840	34.41

PROG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The table below summarizes option activity for the year ended December 31, 2025:

	Options (In Thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in Thousands)	Weighted Average Fair Value
Outstanding at January 1, 2025	847	$33.55
Forfeited/Expired	(9)	24.89
Exercised	(5)	24.70
Outstanding at December 31, 2025	833	33.70	4.91	$1,484	$12.72
Expected to Vest	61	24.70	7.17	290	11.66
Exercisable at December 31, 2025	772	34.41	4.73	1,192	12.80
The aggregate intrinsic value amounts in the table above represent the closing price of the Company's common stock on December 31, 2025 in excess of the exercise price, multiplied by the number of in-the-money stock options as of that same date. Options outstanding that are expected to vest are net of estimated future option forfeitures.
The aggregate intrinsic value of options exercised, which represents the value of the Company's common stock at the time of exercise in excess of the exercise price, was $0.1 million, $0.9 million and $0.1 million during the years ended December 31, 2025, 2024 and 2023, respectively. The total grant-date fair value of options exercised was $0.1 million, $0.4 million and $0.1 million during the years ended December 31, 2025, 2024 and 2023, respectively.
Restricted Stock
Restricted stock units or restricted stock awards (collectively, "restricted stock") may be granted to employees and directors under the 2015 Plan and typically vest over approximately one to three-year periods. Restricted stock grants are settled in stock and may be subject to one or more objective employment or other forfeiture conditions as established at the time of grant. The Company recognizes compensation expense for restricted stock with a graded vesting schedule on a straight-line basis over the requisite service period as such restricted stock is not subject to Company performance metrics. Shares are issued from the Company's treasury shares upon vesting. Any shares of restricted stock that are forfeited may again become available for issuance.
The fair value of restricted stock is generally based on the fair market value of the Company's common stock on the date of grant.
The Company granted 581,000, 646,000 and 574,000 shares of restricted stock at weighted-average fair values of $29.02, $30.67 and $25.69 in the years ended December 31, 2025, 2024 and 2023, respectively. The following table summarizes information about restricted stock activity during 2025:

	Restricted Stock (In Thousands)	Weighted Average Fair Value
Non-vested at January 1, 2025	1,144	$28.98
Granted	581	29.02
Forfeited	(107)	30.07
Vested	(455)	28.20
Non-vested at December 31, 2025	1,163	29.20
The total vest-date fair value of restricted stock described above that vested during the year was $12.8 million, $19.2 million and $8.4 million in the years ended December 31, 2025, 2024 and 2023, respectively.

PROG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Performance Share Units
For performance share units, which are settled in stock, the number of shares earned is determined at the end of the one to three-year performance periods based upon achievement of specified performance conditions. The performance criteria vary by agreement and have included the following performance conditions: (i) adjusted pre-tax profit, (ii) return on investment capital, (iii) consolidated revenues, (iv) segment or business unit revenues, (v) certain business development and technology initiatives, (vi) business unit customer count, (vii) business unit enterprise value, (viii) adjusted EBITDA and/or (ix) the Company's total shareholder return ("TSR") relative to the TSR of the S&P 600 Small Cap Index. When the performance criteria are met, the award is earned and vests assuming continued employment through the specified service period(s). Shares are issued from the Company's treasury shares upon vesting. The number of performance-based shares which could potentially be issued ranges from 0% up to a maximum of 100% or 200% of the target award depending on the specified terms and conditions of the target award.
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
The table below summarizes the assumptions used in the fair value calculation of the TSR awards granted during the years ended December 31, 2025 and 2024:

	2025	2024
Expected Dividend Yield	—%	1.6%
Expected Volatility	55.4%	53.2%
Risk-Free Rate of Interest	4.0%	4.4%
Performance Period (Years)	2.84	2.84
The expected volatility was based on the historical volatility of the Company's stock. The risk-free rate of interest was based on the U.S. Treasury yield curve for the period that is commensurate with the expected life at the time of grant. The expected annual dividend yield was zero during 2025 based on the holders of the awards being entitled to dividend equivalents paid during the period.
The following table summarizes information about performance share unit activity during 2025:

	Performance Share Units (In Thousands)	Weighted Average Fair Value
Non-vested at January 1, 2025	736	$30.54
Granted	417	29.16
Forfeited	(41)	27.65
Vested	(348)	30.02
Performance Factor Adjustment	112	30.86
Non-vested at December 31, 2025	876	30.18
The total vest-date fair value of performance share units described above that vested during the period was $8.5 million, $7.7 million and $2.2 million for the years ended December 31, 2025, 2024 and 2023, respectively.

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
The compensation cost related to the ESPP is measured on the grant date based on eligible employees' expected withholdings and is recognized over each six-month offering period. Total compensation cost recognized in connection with the ESPP was $0.3 million, $0.3 million and $0.4 million for the years ended December 31, 2025, 2024 and 2023, respectively.
The Company issued 52,670, 44,811 and 67,720 shares under the ESPP at weighted average purchase prices of $25.00, $27.56 and $18.72 during the years ended December 31, 2025, 2024 and 2023, respectively. As of December 31, 2025, the aggregate number of shares of common stock that may be issued under the ESPP was 290,285.
NOTE 14: SEGMENTS
Description of Products and Services of Reportable Segments
As of December 31, 2025, the Company has two reportable segments: Progressive Leasing and Four.
Progressive Leasing partners with traditional and e-commerce retailers, mainly in the consumer residential electronics, furniture and appliance, mobile phones and accessories, jewelry, mattresses, and automobile electronics and accessories industries to offer a lease-purchase solution primarily for customers who may not have access to traditional credit-based financing options. It does so by offering leases with weekly, bi-weekly, semi-monthly, and monthly payment frequencies.
Four is a buy-now, pay-later company that allows shoppers to pay for merchandise through four interest-free installments. As of December 31, 2025, Four is a reportable segment, as its financial results are considered significant to the Company's consolidated financial results. Prior year segment information has been recast for comparability to reflect Four as a reportable segment for the years ended December 31, 2024 and 2023. For periods prior to becoming a reportable segment, the revenues, loss before income taxes, and assets of Four were included within Other, along with the Company's other strategic initiatives.
Vive is no longer presented as a reportable segment as it is included in discontinued operations in the consolidated financial statements of the Company. See Note 2 for further information.
While we are currently evaluating the impact of our acquisition of Purchasing Power on our reportable segments, we anticipate that Purchasing Power will become a reportable segment in the first quarter of 2026. Refer to Note 16 for further information about the Purchasing Power acquisition.
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
The Company incurred various corporate overhead expenses for certain executive management, legal, human resources, finance, facilities, audit, risk management, technology, and other overhead functions during the years ended December 31, 2025, 2024, and 2023. Corporate overhead expenses incurred are primarily reflected as expenses of the Progressive Leasing segment and an immaterial amount was allocated to the Four segment and Other based on functional identification. The

PROG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
allocation of corporate overhead costs to Progressive Leasing, Four and Other was consistent with how the CODM analyzed performance and allocated resources among the segments of the Company.
The following is a summary of total assets by segment:

	December 31,
(In Thousands)	2025	2024
Assets:
Progressive Leasing	$1,444,367	$1,283,878
Four	132,337	85,885
Other	20,154	7,535
Total Assets from Continuing Operations	$1,596,858	$1,377,298
Following is a summary of capital expenditures by segment:

	Year Ended December 31,
(In Thousands)	2025	2024	2023
Capital Expenditures:[1]
Progressive Leasing	$7,397	$5,615	$6,160
Four	179	135	254
Other	2,402	2,268	2,601
Total Capital Expenditures from Continuing Operations	$9,978	$8,018	$9,015
1 Capital expenditures primarily consists of internal-use software, as well as computer hardware and furniture and equipment.

PROG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following tables present a summary of segment revenues, significant segment expenses, other segment items, and profit and loss information from continuing operations for the years ended December 31, 2025, 2024, and 2023.

	Year Ended December 31, 2025
(In Thousands)	Progressive Leasing	Four	Other	Total
Revenues:
Lease Revenues and Fees[1]	$2,322,754	$—	$—	$2,322,754
Other Revenues[2]	—	73,722	12,747	86,469
Total Revenues	2,322,754	73,722	12,747	2,409,223

Significant Segment Expenses[3]
Depreciation of Lease Merchandise	1,590,240	—	—	1,590,240
Provision for Lease Merchandise Write-Offs	173,115	—	—	173,115
Selling, General and Administrative	331,783	31,989	14,806	378,578
Provision for Loan Losses	—	32,819	7,520	40,339
Total	2,095,138	64,808	22,326	2,182,272

Other Segment Items:
Depreciation and Amortization[4]	20,600	1,137	2,295	24,032
Restructuring Expenses	589	—	2,209	2,798
Gain on Sale of Receivables	(6,652)	—	—	(6,652)
Interest Expense[5]	40,269	5,272	3,726	49,267
Interest Income[5]	(16,064)	(330)	(619)	(17,013)
Total	38,742	6,079	7,611	52,432

Earnings (Loss) From Continuing Operations Before Income Tax Expense	$188,874	$2,835	$(17,190)	$174,519

[1] Revenue within the scope of ASC 842, "Leases."
[2] Revenue within the scope of ASC 310, "Receivables." Also included within Other Revenues in the Four category is $21.5 million of subscription fee revenue within the scope of ASC 606, "Revenue from Contracts with Customers."

[3] The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.
[4] Excludes depreciation of lease merchandise, which is not included in the CODM's measure of depreciation and amortization.
[5] Intersegment interest income and expense of $9.9 million are included within the amounts shown.

PROG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31, 2024
(In Thousands)	Progressive Leasing	Four	Other	Total
Revenues:
Lease Revenues and Fees[1]	$2,366,489	$—	$—	$2,366,489
Other Revenues[2]	—	27,351	5,241	32,592
Total Revenues	2,366,489	27,351	5,241	2,399,081

Significant Segment Expenses[3]
Depreciation of Lease Merchandise	1,621,101	—	—	1,621,101
Provision for Lease Merchandise Write-Offs	178,338	—	—	178,338
Selling, General and Administrative	309,859	18,236	11,011	339,106
Provision for Loan Losses	—	13,433	5,206	18,639
Total	2,109,298	31,669	16,217	2,157,184

Other Segment Items:
Depreciation and Amortization[4]	23,546	1,417	1,371	26,334
Restructuring Expenses	18,210	—	2,628	20,838
Interest Expense[5]	38,816	750	(114)	39,452
Interest Income[5]	(8,163)	—	—	(8,163)
Total	72,409	2,167	3,885	78,461

Earnings (Loss) From Continuing Operations Before Income Tax Benefit	$184,782	$(6,485)	$(14,861)	$163,436

[1] Revenue within the scope of ASC 842, "Leases."
[2] Revenue within the scope of ASC 310, "Receivables." Also included within Other Revenues in the Four category is $6.2 million of subscription fee revenue within the scope of ASC 606, "Revenue from Contracts with Customers."

[3] The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.
[4] Excludes depreciation of lease merchandise, which is not included in the CODM's measure of depreciation and amortization.
[5] Intersegment interest income and expense of $0.6 million are included within the amounts shown.

PROG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31, 2023
(In Thousands)	Progressive Leasing	Four	Other	Total
Revenues:
Lease Revenues and Fees[1]	$2,333,588	$—	$—	$2,333,588
Other Revenues[2]	—	5,694	70	5,764
Total Revenues	2,333,588	5,694	70	2,339,352

Significant Segment Expenses[3]
Depreciation of Lease Merchandise	1,576,303	—	—	1,576,303
Provision for Lease Merchandise Write-Offs	155,250	—	—	155,250
Selling, General and Administrative	315,088	14,761	10,762	340,611
Provision for Loan Losses	—	3,930	730	4,660
Total	2,046,641	18,691	11,492	2,076,824

Other Segment Items:
Depreciation and Amortization[4]	29,165	1,440	682	31,287
Restructuring Expenses	12,533	—	—	12,533
Interest Expense[5]	38,859	—	593	39,452
Interest Income[5]	(9,881)	—	(165)	(10,046)
Total	70,676	1,440	1,110	73,226

Earnings (Loss) From Continuing Operations Before Income Tax Expense	$216,271	$(14,437)	$(12,532)	$189,302

[1] Revenue within the scope of ASC 842, "Leases."
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
In 2025, the results of the Company's operating segments were impacted by the following items:
•Progressive Leasing earnings before income tax (benefit) expense were impacted by a $6.7 million gain on sale of a portfolio of charged-off receivables.
In 2024, the results of the Company's operating segments were impacted by the following items:
•Progressive Leasing earnings before income tax (benefit) expense were impacted by $18.2 million related primarily to early contract termination costs, operating lease right-of-use asset and other fixed asset impairment charges related to a reduction of office workspace, and employee severance costs associated with the Company's restructuring activities.
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
Compensation deferred under the plan is recorded as a deferred compensation liability, which is recorded in accounts payable and accrued expenses in the consolidated balance sheets. The deferred compensation plan liability was $3.4 million and $2.6 million as of December 31, 2025 and 2024, respectively. Liabilities under the plan are recorded at amounts due to participants, based on the fair value of participants' selected investments, which consist of equity and debt "mirror" funds. The obligations are unsecured general obligations of the Company and the participants have no right, interest or claim in the assets of the Company, except as unsecured general creditors. The Company has established a rabbi trust to fund obligations under the plan, primarily with cash and money market funds. The value of the assets within the rabbi trust was $3.4 million and $2.6 million as of December 31, 2025 and 2024, respectively, and is included in prepaid expenses and other assets in the consolidated balance sheets. Benefits paid to employees of the Company were not material during the years ended December 31, 2025, 2024 and 2023.
Effective January 1, 2018, the Company implemented a discretionary match within the nonqualified Deferred Compensation Plan. The match allows eligible employees to receive 100% matching by the Company on the first 3% of contributions and 50% on the next 2% of contributions for a total of a 4% match. The annual match for an individual employee is not to exceed $14,000, $13,800 and $13,200 in 2025, 2024 and 2023, respectively, and is subject to a three-year cliff vesting schedule. The deferred compensation expense related to the Company's matching contributions was not material for the years ended December 31, 2025, 2024 and 2023.
401(k) Defined Contribution Plan
The Company maintains a 401(k) savings plan for all its employees. Effective January 1, 2015, the 401(k) savings plan was amended to allow employees to contribute up to 75% of their annual compensation in accordance with federal contribution limits with 100% matching by the Company on the first 3% of contributions and 50% on the next 2% of contributions for a total of a 4% match. The Company's expense related to the plan was $3.1 million in 2025, $2.9 million in 2024 and $2.8 million in 2023.
Employee Stock Purchase Plan
See Note 13 to these consolidated financial statements for more information regarding the Company's compensatory ESPP.

PROG HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 16: SUBSEQUENT EVENTS
On December 1, 2025, the Company entered into a Unit Purchase Agreement (the "Purchase Agreement") with PROG Beach LLC, a wholly owned subsidiary of the Company, and Purchasing Power Parent LLC (the "Seller") and related entities, under which the Company agreed to acquire all issued and outstanding equity interests of P-Squared LLC ("Purchasing Power") from Purchasing Power Parent, LLC. The acquisition of Purchasing Power, a leading voluntary employee benefit program provider, allowing employees to purchase brand-name products and services through either automatic payroll deductions or allotments, was completed on January 2, 2026 (the "Closing Date").
The Company paid the Seller aggregate consideration of $420.0 million in cash, subject to customary adjustments. In addition, Purchasing Power has $338.6 million of non-recourse funding debt under its securitization and warehouse facilities that remained in place following the closing of the acquisition.
Management expects the acquisition to meaningfully expand the Company’s platform by broadening consumers’ access to flexible, budget-friendly payment options across high-demand categories, and to strengthen the Company’s partner ecosystem through Purchasing Power’s more than 360 employer partnerships and benefit-broker distribution channel.
In conjunction with the acquisition, on January 2, 2026, the Company entered into a fourth amendment to the Revolving Facility, under which the Company obtained a $125.0 million incremental term loan, the proceeds of which, together with $135.0 million of proceeds from additional borrowings under the revolving facility along with cash on hand, were used to finance the acquisition of Purchasing Power and related costs.
The acquisition will be accounted for as a business combination under ASC 805, "Business Combinations." The Company has not completed the initial accounting for the acquisition as of the date these financial statements were issued. Accordingly, the Company is unable to provide certain disclosures related to the acquisition, including the allocation of the purchase price to the assets acquired and liabilities assumed, because the valuation and related analyses are not yet complete. The Company incurred approximately $2.2 million of acquisition-related costs in the year ended December 31, 2025 related to this transaction.
On February 6, 2026, the Company repaid approximately $24.0 million of non-recourse funding debt under the securitization and warehouse facilities using cash on hand. On February 17, 2026, the Company repaid approximately $200.0 million of non-recourse funding debt under the securitization and warehouse facilities using available cash on hand and proceeds from a $50.0 million draw on its Revolving Facility. In connection with this repayment, the Company is in the process of entering into a new securitization transaction, under which a subsidiary of the Company may incur, if the transaction is consummated, approximately $225.0 million of non-recourse funding debt in the form of an issuance of asset-backed notes. Such notes have not been issued as of the date of these consolidated financial statements, but the Company expects this transaction to close shortly after the issuance of these financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
An evaluation of the Company's disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, was carried out by management, with the participation of the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as of the end of the period covered by this Annual Report on Form 10-K. Based on management's evaluation, the CEO and CFO concluded that the Company's disclosure controls and procedures were effective as of December 31, 2025 to provide reasonable assurance that the objectives of disclosure controls and procedures are met.
Reports of Management and Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting
Management has assessed, and the Company's independent registered public accounting firm, Ernst & Young LLP, has audited, the Company's internal control over financial reporting as of December 31, 2025. The unqualified reports of management and Ernst & Young LLP thereon are included in Item 8 of this Annual Report on Form 10-K and are incorporated by reference herein.
Changes in Internal Control Over Financial Reporting
During the three months ended December 31, 2025, as part of a multi-phase implementation of a new enterprise resource planning ("ERP") system that began during the second quarter of 2025 and is expected to continue into 2026, the Company began utilizing certain aspects of the new ERP system. The new ERP replaces legacy systems and is designed to, among other things, streamline and enhance the Company's financial and accounting processes through a comprehensive, integrated solution. In connection with the implementation, certain existing internal controls were modified or removed, and new internal controls and procedures were designed and implemented to align with the new ERP system. This implementation resulted in changes to certain internal controls over financial reporting. The Company performed additional testing and monitoring procedures during and after the go-live to ensure appropriate operations of controls. Additional phases of the implementation are planned for 2026, and we will continue to evaluate quarterly whether these changes materially affect our internal control over financial reporting.
Except as described above, there were no changes in the Company's internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, during the Company's fourth fiscal quarter of 2025 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
During the quarter ended December 31, 2025, none of our directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement."
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
ITEM 11. EXECUTIVE COMPENSATION
The information required in response to this Item is contained under the captions "Compensation Discussion and Analysis," "Summary Compensation Table," "Grants of Plan-Based Awards in Fiscal Year 2025," "Outstanding Equity Awards at 2025 Fiscal Year-End," "Options Exercised and Stock Vested in Fiscal Year 2025," "Nonqualified Deferred Compensation as of December 31, 2025," "Potential Payments Upon Termination or Change-in-Control," "Non-Management Director Compensation in 2025," "Components of Our 2025 Executive Compensation Programs," "Base Salaries," "Annual Cash Incentive Awards," "Long-Term Equity Incentive Awards," "2015 Equity and Incentive Plan," "Compensation Committee Interlocks and Insider Participation" and "Compensation Committee Report" in the Proxy Statement. These portions of the Proxy Statement are hereby incorporated by reference.
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

Consolidated Balance Sheets—December 31, 2025 and 2024
Consolidated Statements of Earnings—Years ended December 31, 2025, 2024 and 2023
Consolidated Statements of Shareholders’ Equity—Years ended December 31, 2025, 2024 and 2023
Consolidated Statements of Cash Flows—Years ended December 31, 2025, 2024 and 2023
Notes to Consolidated Financial Statements
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

2.2†*	Unit Purchase Agreement, dated December 1, 2025, by and among PROG Holdings, Inc., PROG Beach, LLC, Purchasing Power Parent, LLC and P-Squared, LLC.

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

10.4*
Fourth Amendment to Credit Agreement, dated January 2, 2026, entered into among Progressive Finance Holdings, LLC, PROG Holdings, Inc. and other Guarantors party thereto, the Lenders party thereto and JPMorgan Chase Bank, N.A., as the Administrative Agent.

10.5	Consent Agreement dated February 21, 2020 (incorporated by reference to Exhibit 10.1 of Aaron's, Inc.'s Current Report on Form 8-K filed with the SEC on February 25, 2020).
10.6	Consent Order, dated April 22, 2020 (incorporated by reference to Exhibit 10.1 of Aaron's, Inc.'s Current Report on Form 8-K filed with the SEC on April 23, 2020).
10.7†*	Sale and Purchase Agreement, dated October 20, 2025, by and among PROG Holdings, Inc., Vive Financial LLC and Fortiva Funding LLC.

Management Contracts and Compensatory Plans or Arrangements
10.8
Employees Retirement Plan, as amended and restated, effective January 1, 2016 (incorporated by reference to Exhibit 10.7 of Aaron's, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 filed with the SEC on August 4, 2016).

10.9
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

10.11
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

10.13	Deferred Compensation Plan, 2020 Amendment and Restatement (incorporated by reference to Exhibit 10.5 of the Registrant's Current Report on Form 8-K filed with the SEC on October 16, 2020).
10.14
Executive Severance Pay Plan of PROG Holdings, Inc., Effective November 8, 2023 (incorporated by reference to Exhibit 10.17 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on February 21, 2024).

10.15
Form of Severance and Change In Control Agreement, effective July 29, 2021 (incorporated by reference to Exhibit 10.2 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 filed with the SEC on July 29, 2021).

10.16
Form of Indemnification Agreement (incorporated by reference to Exhibit 10.29 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on February 26, 2021).

10.17
PROG Holdings, Inc. Amended and Restated 2015 Equity and Incentive Plan, 2022 Amendment and Restatement (incorporated by reference to Appendix B to the Company's Definitive Proxy Statement filed with the SEC on April 26, 2022).

10.18	PROG Holdings, Inc. Amended Employee Stock Purchase Plan (incorporated by reference to Appendix C to the Company's Definitive Proxy Statement filed with the SEC on April 26, 2022).

10.19*
Form of Performance Share Award Agreement under the PROG Holdings, Inc. Amended and Restated 2015 Equity and Incentive Plan (with PROG Holdings, Inc. adjusted revenue and adjusted pre-tax income as the performance metrics).

10.20*	Form of Performance Share Award Agreement under the PROG Holdings, Inc. Amended and Restated 2015 Equity and Incentive Plan (with relative total shareholder return as the performance metric).
10.21*	Form of Restricted Stock Unit Award Agreement under the PROG Holdings, Inc. Amended and Restated 2015 Equity and Incentive Plan.
19†
PROG Holdings, Inc. Insider Trading Policy (incorporated by reference to Exhibit 19 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on February 19, 2025).

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
ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 18, 2026.

PROG Holdings, Inc.

By:	/s/ BRIAN GARNER
Brian Garner
Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 18, 2026.

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