Form 10-Q
period 2026-03-31
PROG Holdings, Inc.
filed 2026-04-29
CIK 1808834

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ________________________________
 FORM 10-Q
________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED March 31, 2026
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

Large Accelerated Filer	☒		Accelerated Filer	☐

Non-Accelerated Filer	☐	(Do not check if a smaller reporting company)	Smaller Reporting Company	☐

Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act				☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
    Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class	Shares Outstanding as of April 24, 2026
Common Stock, $0.50 Par Value	40,065,564

PROG HOLDINGS, INC.

PART I – FINANCIAL INFORMATION
ITEM 1.FINANCIAL STATEMENTS
PROG HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	March 31, 2026	December 31, 2025
Assets	(in thousands, except share data)
Cash and cash equivalents	$69,386	$308,774
Restricted cash	10,116	—
Receivables (net of allowances and unearned interest income of $80,638 in 2026 and $68,806 in 2025; includes $203,043 recorded at fair value in 2026)[1]	387,586	74,228
Other receivables (net of allowances and unearned interest income of $3,344 in 2026 and $0 in 2025; includes $20,891 recorded at fair value in 2026)[1]	34,588	—
Lease merchandise (net of accumulated depreciation and allowances of $412,002 in 2026 and $407,104 in 2025)	531,292	609,009
Loans receivable (net of allowances and unamortized fees of $18,055 in 2026 and $18,246 in 2025)	71,000	90,648
Property and equipment, net	21,817	19,526
Goodwill and other intangibles, net	771,676	353,835
Income tax receivable	26,601	47,894
Deferred income tax assets	19,311	19,561
Prepaid expenses and other assets	86,649	73,383
Assets of discontinued operations	12,490	13,550
Total assets	$2,042,512	$1,610,408
Liabilities and shareholders' equity
Accounts payable and accrued expenses	$136,967	$96,471
Debt, net[1]	936,122	594,861
Deferred income tax liabilities	147,922	121,152
Other liabilities	43,759	44,676
Liabilities of discontinued operations	3,387	6,831
Total liabilities	1,268,157	863,991
Commitments and contingencies (note 8)
Shareholders' equity
Common stock, par value $0.50 per share: authorized: 225,000,000 shares at March 31, 2026 and December 31, 2025; shares issued: 82,078,654 at March 31, 2026 and December 31, 2025	41,039	41,039
Additional paid-in capital	348,486	363,583
Retained earnings	1,624,879	1,594,685
	2,014,404	1,999,307
Less: treasury shares at cost
Common stock: 42,014,857 shares at March 31, 2026 and 42,502,844 at December 31, 2025	(1,240,049)	(1,252,890)
Total shareholders' equity	774,355	746,417
Total liabilities and shareholders' equity	$2,042,512	$1,610,408
1 As of March 31, 2026, receivables included $375.1 million of contractual amounts outstanding of consolidated VIEs that can only be used to settle their obligations, and debt included $293.7 million of liabilities of consolidated VIEs for which creditors have no recourse to the Company. See Note 1.
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

PROG HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three months ended March 31,
	2026	2025
	(in thousands, except per share data)
Revenues
Lease revenues and fees	$596,864	$651,557
Product and service revenues	106,406	—
Other revenue	39,404	16,871
	742,674	668,428
Costs and expenses
Depreciation of lease merchandise	409,010	460,443
Cost of product sales	62,506	—
Provision for lease merchandise write-offs	43,651	48,018
Operating expenses	150,200	98,124
Provision for credit losses	24,167	5,501
	689,534	612,086
Gain on sale of lease receivables	6,457	—
Gain on change in fair value of receivables	5,712	—
Operating profit	65,309	56,342
Interest expense	(18,389)	(9,963)
Interest income	643	873
Earnings from continuing operations before income tax expense	47,563	47,252
Income tax expense	11,345	12,662
Net earnings from continuing operations	36,218	34,590
(Loss) earnings from discontinued operations, net of tax	(164)	128
Net earnings	$36,054	$34,718
Basic earnings per share
Continuing operations	$0.91	$0.85
Discontinued operations	—	—
Total basic earnings per share	$0.91	$0.85
Diluted earnings per share
Continuing operations	$0.89	$0.83
Discontinued operations	—	—
Total diluted earnings per share	$0.89	$0.83
Cash dividend declared per share
Common stock	$0.14	$0.13
Weighted average shares outstanding
Basic	39,898	40,841
Diluted	40,810	41,851
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

PROG HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended March 31,
	2026	2025
	(in thousands)
Operating activities
Net earnings	$36,054	$34,718
Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation of lease merchandise	409,010	460,443
Other depreciation and amortization	14,150	6,122
Provisions for accounts receivable and credit losses	100,150	98,958
Stock-based compensation	7,642	7,902
Gain on change in fair value of receivables	(5,712)	—
Deferred income taxes	7,756	(9,928)
Gain on sale of receivables	(7,030)	—
Non-cash lease expense	(732)	(1,025)
Other changes, net	964	(15)
Changes in operating assets and liabilities, net of effects of the acquisition:
Additions to lease merchandise	(389,976)	(385,254)
Book value of lease merchandise sold or disposed	58,682	49,654
Accounts receivable	(32,901)	(70,947)
Prepaid expenses and other assets	(802)	5,533
Income tax receivable and payable	21,269	22,200
Accounts payable and accrued expenses	(44,499)	(3,761)
Customer deposits and advance payments	(2,326)	(4,671)
Cash provided by operating activities	171,699	209,929
Investing activities
Investments in loans receivable	(284,863)	(165,883)
Proceeds from loans receivable	293,997	163,753
Funding of other receivables	(19,419)	—
Collections from other receivables	18,821	—
Purchases of property and equipment	(3,149)	(1,962)
Proceeds from sale of property and equipment	584	—
Acquisition of business, net of cash acquired	(391,845)	—
Cash used in investing activities	(385,874)	(4,092)
Financing activities
Proceeds from debt	546,178	—
Repayments on debt	(541,108)	(50,000)
Dividends paid	(5,609)	(5,265)
Acquisition of treasury stock	—	(26,119)
Issuance of stock under stock option and employee purchase plans	187	325
Cash paid for shares withheld for employee taxes	(10,117)	(7,048)
Debt issuance costs	(4,628)	(84)
Cash used in financing activities	(15,097)	(88,191)
(Decrease) increase in cash, cash equivalents and restricted cash	(229,272)	117,646
Cash, cash equivalents and restricted cash at beginning of period	308,774	95,655
Cash, cash equivalents and restricted cash at end of period	$79,502	$213,301
Net cash (received) paid during the period:
Interest	$8,722	$509
Income taxes	$(17,687)	$300
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

PROG HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. BASIS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of Business
PROG Holdings, Inc. ("we," "our," "us," the "Company," or "PROG Holdings") is a financial technology holding company that provides transparent and competitive payment options to consumers. On January 2, 2026, the Company acquired 100% of the equity interests of P-Squared, LLC and its subsidiaries ("Purchasing Power"). The results of Purchasing Power are included in the Company's condensed consolidated financial statements beginning on the acquisition date.
As of March 31, 2026, PROG Holdings has three reportable segments: (i) Progressive Leasing, an in-store, app-based, and e-commerce point-of-sale lease-to-own solutions provider; (ii) Purchasing Power, a voluntary employee benefit program provider, allowing employees to purchase brand-name products and services through either automatic payroll deductions or allotments and (iii) Four Technologies, Inc. ("Four"), a modern cloud-native mobile app which offers Buy Now, Pay Later ("BNPL") payment options to consumers through the Four platform.
Our Progressive Leasing segment provides consumers with lease-purchase solutions through its point-of-sale partner locations and e-commerce website partners in the United States and Puerto Rico (collectively, "POS partners"), as well as through its direct-to-consumer app, PROG Marketplace, which allows consumers to shop hundreds of retailers at their convenience. It does so by purchasing merchandise from the POS partners desired by customers and, in turn, leasing that merchandise to the customers through a cancellable lease-to-own transaction. Progressive Leasing has no stores of its own, but rather offers lease-purchase solutions to the customers of traditional and e-commerce retailers.
Our Purchasing Power segment is a voluntary employee benefit program provider allowing employees of its employer-clients to purchase brand-name products and services from Purchasing Power and then pay for those purchases through either automatic payroll deductions or allotments. Millions of employees nationwide have access to Purchasing Power's innovative purchasing options.
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
PROG Holdings' ecosystem of financial technology offerings also includes MoneyApp, a mobile application that offers customers interest-free cash advances. MoneyApp is not a reportable segment as its financial results are not significant to the Company's condensed consolidated financial results.
Basis of Presentation
The preparation of the Company's condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States ("U.S. GAAP") for interim financial information requires management to make estimates and assumptions that affect the amounts reported in these condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Management does not believe these estimates or assumptions will change significantly in the future absent unidentified and unforeseen events, such as the possible direct or indirect impacts associated with elevated inflation, higher fuel costs, increasing unemployment rates, and/or the impact of tariffs.
The accompanying unaudited condensed consolidated financial statements do not include all information required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments, which are of a normal recurring nature, considered necessary for a fair presentation have been included in the accompanying unaudited condensed consolidated financial statements. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2025 (the "2025 Annual Report") filed with the United States Securities and Exchange Commission on February 18, 2026. The results of operations for the three months ended March 31, 2026 are not necessarily indicative of operating results for the full year.
The Company presents its condensed consolidated balance sheets in order of liquidity, which is consistent with industry practice for financial services and lease-to-own businesses and is meaningful given the nature of the Company's receivable-driven operations.

PROG HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Principles of Consolidation
The condensed consolidated financial statements include the accounts of PROG Holdings, Inc. and its subsidiaries, each of which is wholly-owned. Intercompany balances and transactions between consolidated entities have been eliminated.
The Company consolidates certain variable interest entities ("VIEs") associated with its securitization and financing activities when it is determined to be the primary beneficiary. The Company is considered the primary beneficiary of these entities when it has both (i) the power to direct the activities that most significantly impact the entities' economic performance and (ii) the obligation to absorb losses or the right to receive benefits that could potentially be significant.
Discontinued Operations
Vive Financial ("Vive"), an omnichannel provider of second-look revolving credit products, had been an operating segment of the Company prior to October 20, 2025, when the Company sold Vive's loans receivable portfolio. In conjunction with the sale, the Company determined that Vive would cease operations and began an orderly wind-down of its activities and obligations, which represents a strategic shift that will have a major effect on the Company's operations and financial results. Accordingly, Vive's results are presented as discontinued operations in the Company's condensed financial statements for all periods presented.
The results of Vive are presented separately in the condensed consolidated statements of operations, net of tax, and assets and liabilities of discontinued operations are presented separately on the condensed consolidated balance sheets. Unless otherwise noted, amounts and disclosures throughout these notes relate to the Company's continuing operations.
Acquisition of Purchasing Power
On January 2, 2026, the Company acquired Purchasing Power for total consideration of approximately $424.2 million in cash. The acquisition has been accounted for as a business combination under Accounting Standards Codification ("ASC") 805, "Business Combinations." The Company has recognized the identifiable assets acquired and liabilities assumed at their preliminary estimated fair values as of the acquisition date. The excess of the purchase price over the estimated fair value of the net assets acquired has been recorded as goodwill.
The purchase price allocation is preliminary and subject to adjustment during the measurement period, which may extend up to one year from the acquisition date. The Company continues to evaluate, among other items, the fair value of acquired receivables and intangible assets, including client relationships, broker relationships, developed technology and trade names.
Purchasing Power's operations are included within the Company's continuing operations beginning January 2, 2026. Refer to Note 2 for further information.
Accounting Policies and Estimates
See Note 1 to the consolidated financial statements in the 2025 Annual Report for an expanded discussion of accounting policies and estimates.
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

	Three months ended March 31,
(shares in thousands)	2026	2025
Weighted average shares outstanding	39,898	40,841
Dilutive effect of share-based awards	912	1,010
Weighted average diluted shares outstanding	40,810	41,851
Approximately 569,000 and 316,000 weighted-average share-based awards were excluded from the computation of diluted earnings per share during the three months ended March 31, 2026 and 2025, respectively, as the awards would have been anti-dilutive for the periods presented.

PROG HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Revenue Recognition
The Company generates revenue from multiple sources, including leasing arrangements, contracts with customers, and financing and fee income, which are presented within revenues in the condensed consolidated statements of earnings. The Company recognizes revenue in accordance with applicable accounting guidance based on the nature of the underlying transactions, including ASC 842 "Leases," ASC 606, "Revenue from Contracts with Customers," and ASC 310, "Receivables."
The Company's material revenue for each reportable segment is described below:
Progressive Leasing
All customer leasing arrangements entered into by Progressive Leasing are accounted for as operating leases under ASC 842. Lease revenue is recognized on a straight-line basis over the estimated lease term.
Initial lease payments made by the customer at lease inception are recorded as deferred revenue and are recognized as lease revenue on a straight-line basis over the estimated lease term. All other customer lease billings are in arrears; accordingly, lease revenue is earned prior to the payment due date and is recorded net of related sales taxes as earned. Cash collected in advance of being due or earned is presented as deferred revenue within customer deposits and advance payments in the accompanying condensed consolidated balance sheets.
Payment due date terms include weekly, bi-weekly, semi-monthly and monthly frequencies. Revenue recorded prior to the payment due date results in unbilled receivables, which are recognized in accounts receivable, net of allowances, in the accompanying condensed consolidated balance sheets. Unbilled receivables represent earned but not yet billed lease payments. Lease revenues are recorded net of a provision for uncollectible lease renewal payments.
Initial direct costs related to lease purchase agreements are capitalized as incurred and amortized as operating expense over the estimated lease term. The capitalized costs have been classified within prepaid expenses and other assets in the accompanying condensed consolidated balance sheets.
Purchasing Power
The Company recognizes revenue generated by Purchasing Power in accordance with ASC 606. Purchasing Power generates revenue through the sale of both products and services. Sales of products generally involve customers purchasing such products directly from Purchasing Power, while sales of services, including sales of product protection plans and travel-related services, are conducted through third parties. Sales of products and services are completed through retail installment arrangements with contractual repayment terms of six, twelve, or eighteen months. Although these installment contracts do not bear a stated interest rate, receivables generated from eighteen-month retail installment sales and certain other customer receivables related to services result in imputed interest revenue that is recognized over the contractual repayment term of receivables pursuant to ASC 606 or ASC 310, respectively.
Revenue from the sale of products and services is recognized at a point in time when Purchasing Power satisfies its performance obligation. For product sales, this occurs upon the transfer of control of the product from Purchasing Power to the customer, which is generally when the product has been delivered to the customer. For sales of services, Purchasing Power is deemed to have satisfied its performance obligation when it has arranged for the underlying service with the applicable third party for the end-customer.
Revenue is recognized net of estimated returns and allowances based on historical experience. Actual returns within policy guidelines are recorded as a reduction to the sales returns allowance. In addition, revenue is recognized net of the related sales taxes.
For purposes of ASC 606, the Company determines whether Purchasing Power is serving as a principal or an agent with respect to the distinct performance obligation involved in delivering the product or service to the customer. Pursuant to ASC 606, when Purchasing Power is classified as a principal (primarily for product sales), revenue is presented on a gross basis and when Purchasing Power is classified as an agent (primarily for sales of services), revenue is presented on a net basis.

PROG HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The Company applies the practical expedient permitted under ASC 606 for customer contracts with an original expected duration of one year or less and, accordingly, does not adjust the transaction price for contracts qualifying for this expedient. For all Purchasing Power contracts with repayment terms greater than twelve months, the Company adjusts the transaction price for the effects of imputed interest, pursuant to ASC 606, although those contracts do not charge interest. For agent transactions, receivables attributable to amounts remitted to third parties, including payments to principals, taxes, and fees, are accounted for as other receivables and presented separately on the condensed consolidated balance sheets and do not qualify for the practical expedient under ASC 606. The Company imputes interest using an annual rate of generally 20%, which approximates market‑based rates that would be charged to customers with similar credit risk profiles in standalone financing arrangements at contract inception, pursuant to ASC 606 or ASC 835-30, "Interest." The imputed interest is recognized over the contractual term of the receivables using the effective interest method and recorded as other revenue in the condensed consolidated statements of earnings.
The unearned portion of imputed interest is recorded as a reduction of the related receivables in the condensed consolidated balance sheets.
Four and other strategic operations
The Company recognizes revenue generated from merchant fees, processing fees and affiliate commissions charged in connection with its interest-free installment loans originated through Four's BNPL platform and our other strategic operations. Affiliate and other fees represent Four's primary source of revenue and are integral to the economics of the underlying consumer loans. Accordingly, these fees are recognized as an adjustment to the yield of the related receivables under ASC 310.
In addition, the Company earns subscription revenue from certain consumer applications. Subscription revenue is accounted for in accordance with ASC 606 and represents a performance obligation to provide continuous access to services over the subscription term, which is satisfied over time.
See Note 9 to the condensed consolidated financial statements for additional information regarding the Company's revenue arrangements, including the related disaggregation of revenue.
Accounts Receivable
Accounts receivable consist primarily of receivables due from customers of Progressive Leasing and trade accounts receivable of Purchasing Power.
Progressive Leasing - Accounts Receivable and Allowance
Progressive Leasing accounts receivable represent lease payments due from customers under lease agreements and are presented net of the accounts receivable allowance.
The Company's policy is to record an allowance for accounts receivable based on historical collection experience. Other qualitative factors, such as current and forecasted business trends, are considered in estimating the allowance. Given the significant uncertainty regarding the impacts of inflation, elevated interest rates, unemployment rates, and tariffs on our business, a level of estimation was involved in determining the allowance. Therefore, actual future accounts receivable write-offs may differ materially from the allowance. The accounts receivable provision is recorded as a reduction of lease revenues and fees within the condensed consolidated statements of earnings. For customer lease agreements that are past due, the Company's policy is to write off lease receivables after 120 days.
Purchasing Power - Acquired Receivables Portfolio
The Company elected the fair value option for the receivables portfolio acquired in the Purchasing Power acquisition in accordance with ASC 825, "Financial Instruments." The election was made to align the subsequent measurement of these receivables with their initial recognition at fair value in purchase accounting and to provide a measurement approach that reflects current economic conditions and expected cash flows. Changes in the fair value of acquired receivables attributable to the passage of time, credit performance, discount rates, prepayments, and other valuation assumptions, are recognized as gain on change in fair value of receivables on the Company's condensed consolidated statements of earnings. As these receivables are measured at fair value, no allowance for credit losses is recorded.

PROG HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Purchasing Power - Receivables Originated Post-Acquisition and Allowance for Credit Losses
Receivables originated after the acquisition date are recorded at amortized cost and classified based on the nature of the underlying transaction. The portion of customer receivables attributable to product sales where the Company is (i) deemed a principal and (ii) service‑based revenues where the Company is deemed an agent are classified as accounts receivable. For eighteen-month retail installment sale agreement receivables, the Company imputes interest over the contractual term in accordance with ASC 606 using an effective interest method. The resulting accretion is recognized as other revenue in the condensed consolidated statements of earnings.
The Company estimates expected credit losses on these receivables in accordance with ASC 326, "Credit Losses," using a lifetime expected loss methodology. The Company has elected the practical expedient that permits an entity to assume that current conditions as of the balance sheet date do not change for the remaining life for the six- and twelve-month installment sale receivables. The practical expedient is not applicable for eighteen-month retail installment sale receivables. The lifetime expected loss allowance incorporates historical loss experience and current portfolio characteristics, and for eighteen-month retail installment sale receivables, a reasonable and supportable forecast of future economic conditions. For periods beyond which economic forecasts are considered reasonable and supportable, expected credit losses revert to historical loss experience. Receivables are charged off against the allowance for credit losses when they are deemed uncollectible, which is generally when amounts are more than 150 days past due.
The Company monitors the credit quality of its Purchasing Power receivables based on the characteristics of customers, clients, and the related collection mechanism. The primary credit quality indicator is whether the receivable relates to a federal government employee or a non-federal government employee. Receivables associated with federal government employees are subject to different risk characteristics, as such individuals may elect to discontinue the allotment deduction arrangements under applicable law. As a result, these receivables may exhibit greater variability in collection patterns compared to non-federal government receivables, which are generally supported by more stable payroll deduction mechanisms. The Company evaluates credit performance and loss expectations for these populations separately and incorporates these distinctions into its estimate of expected credit losses.
Delinquency status is evaluated at the customer contract level. Accordingly, accounts receivable and other receivables share the same aging characteristics, as they represent components of the same underlying receivable.
Credit risk is influenced by the nature of the employer, employment stability, and regulatory factors affecting payroll deduction arrangements, including those applicable to federal government employees. The Company manages credit risk through ongoing monitoring of employers' financial health, monitoring of the customer receivable portfolio performance, and collection activities. The Company's maximum exposure to credit risk is generally represented by the gross carrying amount of its receivables.
Other Receivables
Other receivables primarily represent amounts billed by Purchasing Power to end-customers that are not associated with revenue recognized under ASC 606, including the portion of customer receivables that are service-related costs, sales taxes, and other pass-through charges. Other receivables include both balances acquired as part of the Purchasing Power acquisition and receivables originated subsequent to the acquisition date.
Purchasing Power - Acquired Other Receivables Portfolio
The Company elected the fair value option for other receivables acquired in the Purchasing Power acquisition in accordance with ASC 825. This election aligns the subsequent measurement of these receivables with their initial recognition at fair value in purchase accounting and reflects current economic conditions and expected cash flows. Changes in fair value attributable to the passage of time, credit performance, discount rates, prepayments, and other valuation assumptions are recognized within gain on change in fair value of receivables on the Company's condensed consolidated statements of earnings. As these receivables are measured at fair value, no allowance for credit losses is recorded.
Purchasing Power – Other Receivables Originated Post-Acquisition and Allowance for Credit Losses
Other receivables originated subsequent to the acquisition date are recorded at amortized cost within the scope of ASC 310 as they represent contractual rights to receive cash that do not arise from revenue-generating activities. Because these receivables do not bear a stated market rate of interest, the Company imputes interest over the contractual term in accordance with ASC 310 and ASC 835-30, using an effective interest method. The resulting accretion is recognized as other revenue in the condensed consolidated statements of earnings.

PROG HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Although these receivables arise in connection with the Company's operating activities, they are accounted for under ASC 310. Accordingly, cash flows related to the origination and collection of these receivables are classified within investing activities in the condensed consolidated statements of cash flows.
Other receivables originated subsequent to the acquisition date are evaluated for expected credit losses in accordance with the Company's allowance for credit losses policy described above, except that the practical expedient relating to the assumption of current conditions does not apply to these receivables. Write-offs are recorded in accordance with the Company's policy for Purchasing Power accounts receivable discussed above.
Contract Balances
Receivables recognized from contracts with customers consist of trade accounts receivable related to Purchasing Power product and service revenues and are presented net of an allowance for credit losses. These receivables represent amounts due from customers for the transfer of goods or services. Receivables classified as other receivables and receivables measured at fair value are excluded from contract balances, as they do not represent consideration for the transfer of goods or services under ASC 606.
The Company may also recognize contract liabilities, which consist primarily of deferred revenue related to product or service arrangements for which consideration has been received in advance of performance. Revenue recognized during the period that was included in contract liabilities at the beginning of the period was not material, and contract liabilities were not material at the end of the period.
The Company applies the practical expedient for contracts with an original expected duration of one year or less and, accordingly, does not disclose remaining performance obligations for such contracts.
Shipping and Handling Costs
Shipping and handling charges billed to Purchasing Power customers are recognized within product sales and services revenue and the corresponding expense is recognized within cost of product sales in the condensed consolidated statements of earnings.
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
The Company records a provision for write-offs using the allowance method. The allowance method for lease merchandise write-offs estimates the merchandise losses incurred but not yet identified by management as of the end of the accounting period based on historical write-off experience. Other qualitative factors, such as current and forecasted customer payment trends, are considered in estimating the allowance. Given the significant uncertainty regarding the impacts of inflation, including higher fuel costs, tariffs, elevated interest rates, and unemployment rates on our business, a high level of estimation was involved in determining the allowance as of March 31, 2026. Actual lease merchandise write-offs may differ materially from the allowance as of March 31, 2026. For customer lease agreements that are past due, the Company's policy is to write off lease merchandise after 120 days.
The following table shows the components of the allowance for lease merchandise write-offs, which is included within lease merchandise, net in the condensed consolidated balance sheets:

	Three months ended March 31,
(in thousands)	2026	2025
Beginning balance	$47,000	$51,874
Net book value of merchandise written off	(42,090)	(46,645)
Recoveries	1,815	1,823
Provision for write-offs	43,651	48,018
Ending balance	$50,376	$55,070

PROG HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Vendor Incentives and Rebates Provided to POS Partners
Progressive Leasing has agreements with some of its POS partners that require additional consideration to be paid to the POS partner, including payments for exclusivity, rebates based on lease volume originations generated through the POS partners, and payments to the POS partners for marketing or other development initiatives to promote additional lease originations through these POS partners. Payments made to POS partners as consideration for them providing exclusivity to Progressive Leasing for lease-to-own transactions with customers of the POS partner are expensed on a straight-line basis over the exclusivity term. Rebates are accrued over the period the POS partner is earning the rebate, which is typically based on quarterly or annual lease origination volumes. Payments made to POS partners for marketing or development initiatives are expensed on a straight-line basis over the period the POS partner is earning the funds or the specified marketing term. Progressive Leasing expensed $8.3 million and $9.1 million for such additional consideration to POS partners during the three months ended March 31, 2026 and 2025, respectively. Expenses related to additional consideration provided to POS partners are classified within operating expenses in the condensed consolidated statements of earnings.
Cash, cash equivalents, and restricted cash
The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents.
Restricted cash consists of amounts held in segregated accounts in connection with the Company's financing and securitization arrangements, primarily related to the Purchasing Power business. These amounts are subject to contractual restrictions under the related financing agreements and are not available for general corporate purposes. Restricted cash primarily includes collections on receivables and reserve balances that are required to be maintained to support the related funding structures and satisfy contractual obligations.
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets to the total amount shown in the condensed consolidated statements of cash flows:

	Three months ended March 31,
(in thousands)	2026	2025
Cash and cash equivalents	$69,386	$213,301
Restricted cash	10,116	—
Total cash, cash equivalents and restricted cash per statement of cash flows	$79,502	$213,301
Loans Receivable, Net
Gross loans receivable primarily represents amounts due to our Four segment. The allowance and unamortized fees represent estimated uncollectible amounts and unamortized affiliate merchant fee discounts. Loans receivable, net, includes $65.5 million and $84.4 million of outstanding receivables from customers of Four as of March 31, 2026 and December 31, 2025, respectively, with the remainder relating to our other strategic operations.
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

PROG HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Four extends or declines credit on an individual transaction basis using its proprietary decisioning platform, without using customer credit ratings. Four instead uses an internal model based on factors such as banking data and user history to generate internal proprietary risk scores. Four assigns an internal risk score of either A, B or C, with an A rating representing the highest credit quality.
Prepaid Expenses and Other Assets
Prepaid expenses and other assets consist of the following:

(in thousands)	March 31, 2026	December 31, 2025
Prepaid expenses	$36,599	$28,885
Prepaid lease merchandise	11,326	14,233
Prepaid software expenses	15,106	10,321
Unamortized initial direct costs on lease agreement originations	6,286	6,838
Operating lease right-of-use assets	4,716	2,740
Inventories	2,554	—
Other assets	10,062	10,366
Prepaid expenses and other assets	$86,649	$73,383
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
Right‑of‑use assets and lease liabilities related to operating leases are included in prepaid expenses and other assets and other liabilities on the condensed consolidated balance sheets. Lease balances were not material for the periods presented. Inventories relate to Purchasing Power and consist of customer-directed goods in transit for which Purchasing Power assumes ownership during the shipment process and to a lesser extent, returned merchandise. Inventories are stated at the lower of cost or net realizable value.
Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consist of the following:

(in thousands)	March 31, 2026	December 31, 2025
Accounts payable	$43,215	$18,504
Accrued salaries and benefits	25,627	16,201
Accrued sales and personal property taxes	15,024	9,588
Income taxes payable	1,082	1,177
Uncertain tax positions	3,524	2,695
Accrued vendor rebates	6,242	13,212
Other accrued expenses and liabilities	42,253	35,094
Accounts payable and accrued expenses	$136,967	$96,471
Debt
The Company's debt consists of corporate borrowings and asset-backed financing arrangements. Debt is recorded at amortized cost, net of unamortized debt issuance costs and original issue discounts, if any. Debt issuance costs are presented as a direct reduction of the related debt liability, except for costs associated with revolving credit facilities, which are recorded within other assets. These costs are amortized to interest expense over the contractual term of the related arrangements using the effective interest method.
Certain of the Company's financing arrangements are secured by receivables and related cash flows and are accounted for as secured borrowings, as the underlying assets remain on the Company's condensed consolidated balance sheets.

PROG HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Variable-rate debt instruments bear interest based on market indices, including SOFR, plus an applicable margin. As a result, the carrying value of such instruments generally approximates fair value.
Debt may be modified or extinguished from time to time. Modifications are evaluated in accordance with applicable accounting guidance to determine whether they should be accounted for as a continuation of the existing arrangement or as an extinguishment. Gains and losses on extinguishment, when incurred, are recognized in earnings. See Note 7 below and Note 8 to the consolidated financial statements in the 2025 Annual Report for further information regarding the Company's indebtedness.
Variable Interest Entities – Securitizations and Credit Facilities
Purchasing Power finances a portion of its receivable origination activities through a warehouse credit facility and a securitization transaction, which utilize special purpose entities ("SPEs"), including bankruptcy-remote limited liability companies ("LLCs") formed for financing and securitization purposes.
Under its warehouse credit facility, Purchasing Power's receivables are transferred to the related bankruptcy-remote SPEs from the originating entity, and the SPEs issue notes to third‑party lenders secured by the underlying receivables and related cash flows. Funding is provided to the SPEs pursuant to contractual advance rates, and the SPEs remit proceeds to Purchasing Power to acquire receivables and finance originations. Borrowings under this facility are generally revolving in nature and are repaid using collections on the underlying receivables or through take‑out financing in connection with new securitization transactions.
In a securitization transaction, Purchasing Power transfers receivables to the related bankruptcy‑remote SPE that issues multiple classes of asset‑backed notes to third‑party noteholders. Proceeds from these issuances are used to acquire receivables and finance originations and/or repay existing financing arrangements. The securitization structures include customary credit‑enhancement features, including over-collateralization, priority of payments (cash flow waterfalls), and reserve accounts.
The Company has determined that the SPEs used in Purchasing Power's warehouse credit facility and its securitization are variable interest entities ("VIEs") under ASC 810, "Consolidation." The equity investment in these entities is not sufficient to permit the entities to finance their activities without additional subordinated financial support, and the activities that most significantly impact their economic performance are directed through contractual arrangements rather than through equity voting rights. The Company has concluded that Purchasing Power is the primary beneficiary of these VIEs because it has both:
•Power — the Company has the power to direct the activities that most significantly impact the economic performance of the VIEs through its role as sole member of the SPEs, which provides unilateral authority over their operations, and through its role as servicer of the underlying receivables; and
•Economics — the Company has the obligation to absorb losses and the right to receive benefits that could potentially be significant through its retained residual interests, including subordinated note positions, exposure to overcollateralization requirements, and rights to excess cash flows after payment of noteholder obligations.
Accordingly, the VIEs are consolidated in the Company's condensed consolidated financial statements, and the related receivables, warehouse facility borrowings, and asset‑backed notes issued in the securitization transaction are included in the condensed consolidated balance sheets.
The Company is not contractually required and does not currently intend to provide additional financial support to these VIEs beyond its existing contractual obligations. Although these VIEs are consolidated, they are separate legal entities, and as of March 31, 2026, certain of their assets and liabilities are included in the Company's condensed consolidated balance sheets, including receivables with a total contractual balance of approximately $375.1 million, which are included within receivables and other receivables, restricted cash of $9.3 million, and indebtedness of approximately $293.7 million. The assets of the VIEs, including receivables and restricted cash, are subject to contractual restrictions and may only be used to settle obligations of the respective VIEs. The creditors of the VIEs do not have recourse to the assets or general credit of the Company or its other subsidiaries.
Goodwill and Other Intangible Assets
Goodwill represents the excess of the purchase price paid over the fair value of the identifiable net tangible and intangible assets acquired in connection with business acquisitions. Progressive Leasing, Purchasing Power and Four have goodwill as of March 31, 2026.

PROG HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Goodwill is not amortized but is tested for impairment at the reporting unit level annually as of October 1 and more frequently if events or circumstances indicate that the carrying value of a reporting unit may exceed its fair value. Factors which could necessitate an interim impairment assessment include, but are not limited to, a sustained decline in the Company's stock price, adverse industry or economic conditions, significant underperformance relative to historical or projected future operating results, or changes in the Company's strategic plans.
The Company determined that there were no events or circumstances that occurred during the three months ended March 31, 2026 that would more likely than not reduce the fair value of Progressive Leasing, Purchasing Power or Four below their carrying amounts.
Intangible assets consist primarily of client and retail partner relationships, trade names, broker relationships, and developed technology acquired in business combinations. Intangible assets with finite useful lives are amortized on a straight-line basis over their estimated useful lives, which reflects the pattern in which the economic benefits of the assets are expected to be consumed. Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. Recoverability is assessed by comparing the carrying value of the asset to the estimated undiscounted future cash flows expected to result from the use and eventual disposition of the asset. If the carrying amount exceeds those cash flows, an impairment loss is recognized based on the excess of carrying value over fair value.
Indefinite-lived intangible assets, which consist of certain trademarks and trade names, are not amortized and are tested for impairment annually or more frequently if indicators of impairment exist.
Indefinite-Lived Intangible Assets
The following table summarizes information related to indefinite-lived intangible assets at March 31, 2026 and December 31, 2025:

(in thousands)	March 31, 2026	December 31, 2025
Trade Name	$53,000	$53,000
Goodwill
Progressive Leasing	$288,801	$288,801
Purchasing Power	110,653	—
Four	7,260	7,260
Total goodwill	$406,714	$296,061
Indefinite-lived intangible assets	$459,714	$349,061
Definite-Lived Intangible Assets
The following table summarizes information related to definite-lived intangible assets at March 31, 2026 and December 31, 2025:

	March 31, 2026			December 31, 2025
(in thousands)	Gross	Accumulated amortization	Net	Gross	Accumulated amortization	Net
Client relationships	$258,000	$(6,450)	$251,550	$—	$—	$—
Retail partner and broker relationships	205,587	(181,642)	23,945	181,586	(177,271)	4,315
Trademarks and trade names	29,587	(920)	28,667	587	(528)	59
Internally developed technology	92,000	(84,200)	7,800	84,000	(83,600)	400
Total	$585,174	$(273,212)	$311,962	$266,173	$(261,399)	$4,774

PROG HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Stock-Based Compensation
During the three months ended March 31, 2026, the Company issued 506,400 restricted stock units and 246,703 performance share units to certain employees. The restricted stock units vest over one to three-year periods. The performance share units, for which various business, strategic and compliance goals are the performance metrics, also vest over one- to three-year periods, if they are earned at the end of their one-year performance period. The weighted average fair value of the restricted stock and performance share awards was $36.66, which was based on the fair market value of the Company's common stock on the dates of grant. The Company also issued 124,429 performance share units which may be earned after a three-year vesting period by achieving specified levels of total shareholder return ("TSR") of the Company's common stock relative to the TSR of the S&P 600 Small Cap Index. The fair value of the TSR performance share units was $59.12, which was based on a grant date value using a Monte Carlo simulation model. The Company will recognize the grant date fair value of the restricted stock units and TSR performance share units as stock-based compensation expense over the requisite service period determined in accordance with the terms of the grant agreement. The Company will recognize the grant date fair value of the performance units as stock-based compensation expense over the estimated vesting period based on the Company's projected assessment of the performance conditions that are probable of being achieved in accordance with ASC 718, "Stock-based Compensation."
Shareholders' Equity
Changes in shareholders' equity for the three months ended March 31, 2026 and 2025 are as follows:

	Treasury stock		Common stock		Additional paid-in capital	Retained earnings	Total shareholders' equity
(in thousands)	Shares	Amount	Shares	Amount
Balance, December 31, 2025	(42,503)	$(1,252,890)	82,079	$41,039	$363,583	$1,594,685	$746,417
Cash dividends, $0.14 per share	—	—	—	—	—	(5,860)	(5,860)
Stock-based compensation	—	—	—	—	7,651	—	7,651
Reissued shares	488	12,841	—	—	(22,748)	—	(9,907)
Net earnings	—	—	—	—	—	36,054	36,054
Balance, March 31, 2026	(42,015)	$(1,240,049)	82,079	$41,039	$348,486	$1,624,879	$774,355

	Treasury stock		Common stock		Additional paid-in capital	Retained earnings	Total shareholders' equity
(in thousands)	Shares	Amount	Shares	Amount
Balance, December 31, 2024	(41,263)	$(1,218,746)	82,079	$41,039	$358,538	$1,469,450	$650,281
Cash dividends, $0.13 per share	—	—	—	—	—	(5,465)	(5,465)
Stock-based compensation	—	—	—	—	7,806	—	7,806
Reissued shares	474	14,338	—	—	(21,062)	—	(6,724)
Repurchased shares	(936)	(26,168)	—	—	—	—	(26,168)
Net earnings	—	—	—	—	—	34,718	34,718
Balance, March 31, 2025	(41,725)	$(1,230,576)	82,079	$41,039	$345,282	$1,498,703	$654,448

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
The Company measures a liability related to its non-qualified deferred compensation plan, which represents benefits accrued for plan participants and is valued at the quoted market prices of the participants' investment election, at fair value on a recurring basis. Receivables associated with the Purchasing Power acquired portfolio are measured at fair value on a recurring basis pursuant to the Company's election of the fair value option under ASC 825. The Company maintains certain financial assets and liabilities that are not measured at fair value but for which fair value is disclosed.
The fair values of the Company's other current financial assets and liabilities, including cash and cash equivalents, certain receivables and accounts payable, approximate their carrying values due to their short-term nature. See Note 6 for more information.

PROG HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Recent Accounting Pronouncements
Adopted
In December 2023, the FASB issued ASU 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures." The amended guidance will improve the transparency of income tax disclosures by requiring specific categories in the effective tax rate reconciliation and the disclosure of income taxes paid disaggregated by jurisdiction, along with other disclosure requirements. It is effective for fiscal years beginning after December 15, 2024, and can be applied on a prospective or retrospective basis. Early adoption is permitted. The Company adopted this pronouncement for the year ended December 31, 2025 on a retrospective basis. See Note 9 to the consolidated financial statements in the Company's Form 10-K for the year ended December 31, 2025 for additional information. There was no impact on our financial position or results of operations.
In July 2025, the FASB issued ASU 2025-05, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets" ("ASU 2025-05"), which provides a practical expedient related to the estimation of expected credit losses for current accounts receivable and current contract assets that arise from transactions accounted for under ASC 606: "Revenue from Contracts with Customers." The practical expedient permits an entity to assume that current conditions as of the balance sheet date do not change for the remaining life of the current accounts receivable and current contract assets. ASU 2025-05 is effective for annual and interim periods beginning after December 15, 2025 on a prospective basis, with early adoption permitted. The Company adopted this guidance on January 1, 2026 on a prospective basis. The practical expedient is primarily applicable to Purchasing Power's six- and twelve-month retail installment agreements classified as accounts receivable. There was no material impact on our financial position or results of operations.
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
In December 2025, the FASB issued ASU 2025-11, "Interim Reporting (Topic 270): Narrow-Scope Improvements," which clarifies the guidance in Topic 270 to improve the consistency of interim financial reporting. The ASU provides a comprehensive list of required interim disclosures and introduces a disclosure principle requiring entities to disclose events since the end of the last annual reporting period that have had a material impact on the entity. ASU 2025-11 is effective for fiscal years beginning after December 15, 2027, including interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2025-11.

PROG HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 2. ACQUISITION
Acquisition Overview
On January 2, 2026 (the "Acquisition Date"), PROG Beach, LLC ("PROG Beach"), a wholly owned subsidiary of the Company, acquired 100% of the issued and outstanding equity interests of Purchasing Power from Purchasing Power Parent, LLC (the "Seller") pursuant to a Unit Purchase Agreement dated December 1, 2025. Purchasing Power is a voluntary employee benefit program provider that allows employees of participating organizations to purchase brand‑name products and services through payroll deduction or allotment arrangements.
The transaction has been accounted for as a business combination under ASC 805, "Business Combinations." Purchasing Power's results of operations have been included in the Company's condensed consolidated financial statements from the Acquisition Date.
Management expects the acquisition to meaningfully expand the Company's platform by broadening consumers' access to flexible, inclusive and convenient payment options across high-demand categories and to strengthen the Company's partner ecosystem through Purchasing Power's more than 360 employer partnerships and benefit-broker distribution channel.
Consideration Transferred
The total consideration transferred for purposes of ASC 805 was $424.2 million. The consideration was paid entirely in cash and consisted of the following components:

(in thousands)	Amount
Cash paid to Seller	$216,220
Indebtedness of the Seller settled in cash by the Company at closing[1]	199,283
Transaction-related costs of the Seller paid by the Company at closing	6,724
Amounts placed in escrow for general representations and warranties	2,000
Total consideration transferred[1]	$424,227
1 Total consideration transferred comprises a $420 million negotiated purchase price plus $4.2 million of asset-backed indebtedness of the Seller that was repaid by the Company at closing.
The consideration transferred did not include any contingent consideration. The escrow arrangement relates only to general representations and warranties that were valid as of the Acquisition Date and, accordingly, was included in consideration transferred rather than accounted for as contingent consideration, as the amounts are not contingent on future events.
The Company incurred $9.7 million of acquisition-related costs during the three months ended March 31, 2026, which were recorded within operating expenses in the condensed consolidated statements of earnings, and are not included in consideration transferred. The Company incurred approximately $2.2 million of acquisition-related costs in the year ended December 31, 2025 related to this transaction.
Fair Value Measurement
The fair values of acquired assets and assumed liabilities were determined using valuation techniques that require significant management judgment, including the use of unobservable inputs. The valuation methodologies applied were consistent with those that a market participant would use in measuring fair value.
Receivables were measured at fair value using discounted cash flow methodologies that considered expected cash collections, default assumptions, prepayment behavior, and market‑based discount rates. The gross contractual amounts receivable and the expected credit losses are reflected in the fair value measurement; accordingly, no allowance for credit losses was recorded at acquisition.
Identifiable intangible assets, including customer relationships, broker network relationships, trade names, and developed technology, were valued using income‑based and cost‑based approaches. Customer relationships and broker network intangibles were valued using the multi‑period excess earnings method, using attrition rates based on historical experience. Trade names were valued using the relief‑from‑royalty method, using royalty rates based on market participant assumptions. Developed technology was valued using the replacement cost method.
These fair value measurements are classified as Level 3 measurements within the fair value hierarchy.
The Company has completed a preliminary allocation of the purchase price to the identifiable assets acquired and liabilities assumed based on their estimated fair values as of the Acquisition Date. The valuation of certain assets and liabilities, including

PROG HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
accounts receivable, identifiable intangible assets, and certain accrued liabilities, is preliminary. Accordingly, the purchase price allocation is subject to adjustment during the measurement period (not to exceed one year from the Acquisition Date) as additional information becomes available and such changes may result in adjustments to goodwill.
Allocation of the Purchase Consideration
The following table summarizes the preliminary allocation of the purchase consideration to the estimated fair values of the assets acquired and liabilities assumed as of January 2, 2026:

(in thousands)	Amounts recognized as of acquisition date (January 2, 2026)
Aggregate purchase price	$424,227
Estimated fair value of identifiable assets acquired and liabilities assumed
Cash and cash equivalents	15,125
Restricted cash	17,257
Accounts receivable[1]	355,993
Other receivables[1]	35,143
Property, plant and equipment	1,692
Other intangible assets	319,000
Other assets	15,153
Total identifiable assets acquired	759,363
Accounts payable and accrued expenses	(85,213)
Non-recourse funding debt	(338,608)
Deferred income tax liability	(18,988)
Other liabilities	(2,980)
Total liabilities assumed	(445,789)
Goodwill[2]	110,653
Net assets acquired	$424,227
1 The gross contractual unpaid principal balance of acquired installment accounts receivable and other receivables, which are $324.0 million and $35.1 million, respectively, was $426.3 million, and the Company expects to collect $370.7 million. Accounts receivable also includes $32.0 million of client receivables, which the Company expects will be fully paid.
2 The excess of the purchase consideration over the estimated fair value of the net identifiable assets acquired has been recorded as goodwill.
Goodwill and Other Intangible Assets
Goodwill primarily reflects the expected synergies from combining Purchasing Power's payroll-deduction purchasing platform, employer and broker relationships, and proprietary technology with the Company's existing consumer payment solutions. These synergies include anticipated revenue enhancements from cross-selling the Company's lease-to-own and payment solutions to Purchasing Power's existing employer-sponsored customer base, as well as the ability to offer Purchasing Power's payroll-deduction purchasing capabilities to the Company's existing retail and e-commerce partner network.
In addition, the Company expects to realize operational efficiencies and cost savings through the integration of technology platforms, consolidation of certain corporate and administrative functions, and optimization of funding and servicing operations. Goodwill also reflects the value of the assembled workforce and other intangible benefits that do not qualify for separate recognition under ASC 805. All goodwill recognized has been assigned to the Purchasing Power reporting unit. The goodwill is partially deductible for income tax purposes based on the structure of the acquisition. Approximately $77.9 million of the goodwill is expected to be deductible and amortizable for tax purposes, with the remainder not expected to be deductible.

PROG HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The intangible assets attributable to the acquisition are comprised of the following:

	Fair value (in thousands)	Weighted average life (in years)
Client relationships	$258,000	10.0
Broker relationships	24,000	10.0
Trade name	29,000	20.0
Developed technology	8,000	5.0
Total acquired intangible assets[1]	$319,000
1 Acquired definite-lived intangible assets have a total weighted average life of 10.8 years.
Acquisition Financing
In conjunction with the acquisition, on January 2, 2026, the Company entered into a fourth amendment to its existing credit facility, under which the Company obtained a $125.0 million incremental term loan and borrowed an additional $135.0 million under its revolving facility. The proceeds, together with cash on hand, were used to fund the cash consideration paid at closing and related transaction costs.
In addition, Purchasing Power had approximately $338.6 million of non-recourse funding debt under its securitization and warehouse facilities. This non-recourse funding debt remained in place, and has been recorded at fair value as of the acquisition date and is reflected as liabilities in the preliminary purchase price allocation. The funding debt is secured solely by the related receivables and is non-recourse to the Company's other assets.
See Note 7 for additional information regarding the Company's debt arrangements.
Supplemental Pro Forma Information
The following unaudited pro forma information presents the combined results of operations of the Company as if the acquisition of Purchasing Power had occurred on January 1, 2025:

	Three months ended March 31,
(in thousands)	2026	2025
Total revenues from continuing operations	$742,674	$775,503
Net earnings from continuing operations	$38,696	$25,365
The unaudited pro forma information reflects adjustments directly attributable to the acquisition, including amortization of acquired intangible assets, financing effects, and related tax impacts. The pro forma information does not include the effects of expected synergies, integration activities, or other nonrecurring items, and is not necessarily indicative of future results.
Net cash used in the acquisition, net of cash and restricted cash acquired of $32.4 million, was $391.8 million and is included within investing activities in the condensed consolidated statements of cash flows for the three months ended March 31, 2026.
For the three months ended March 31, 2026, Purchasing Power contributed revenues of $107.1 million and a net loss of $7.5 million to the Company's condensed consolidated results of operations.

PROG HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 3. DISCONTINUED OPERATIONS
Separation and Wind-Down of Vive
On October 20, 2025, PROG Holdings completed the sale of substantially all of Vive's loans receivable portfolio to Fortiva Funding LLC ("Fortiva"). The results of Vive are reported as discontinued operations for all periods presented. See Note 2 to the consolidated financial statements in the Company's Form 10-K for the year ended December 31, 2025 for additional information.
Following the completion of the sale, the Company's remaining activities related to Vive are limited to transition services and temporary arrangements intended to facilitate the orderly transfer of the business to Fortiva and do not represent ongoing operations of the Company.
Continuing Involvement
To facilitate an orderly transition and wind-down of operations, the Company entered into a Transition Services Agreement ("TSA") with Fortiva. Under the TSA, Vive agreed to continue providing certain servicing, processing, and administrative functions on a short-term interim basis. The Company receives fixed monthly fees under the TSA during the transition period. These services are temporary in nature, are directly related to the wind-down of the Vive business, and are expected to cease upon completion of the transition period. Accordingly, the related revenues and expenses associated with the TSA are presented within discontinued operations. No payments were received for transition services during the three months ended March 31, 2026.
Following the cut-off date of the sale, Vive continued to originate new credit card receivables for short periods of time under existing merchant agreements, until origination services could be transferred to Fortiva. These newly originated receivables are temporarily owned by Vive and are expected to be sold before the end of 2026. Because these activities are directly related to the disposed credit card business and occurred only to facilitate the transition of merchant relationships, the related revenues and expenses are included in discontinued operations.
Summarized Financial Information of Discontinued Operations
The following table summarizes the major classes of line items constituting the operations of Vive, which are included within the (loss) earnings from discontinued operations, net of income tax, in the condensed consolidated statement of earnings and the operating and investing cash flows of the discontinued operations.

	Three months ended March 31,
(in thousands)	2026	2025
Revenues	$1,070	$15,660
Operating loss	(103)	(21)
Loss from discontinued operations before income tax	(164)	(21)
Income tax expense (benefit) from discontinued operations	—	(149)
(Loss) earnings from discontinued operations, net of tax	$(164)	$128

Cash flows[1]:
Cash (used in) provided by operating activities - discontinued operations	$(3,783)	$7,852
Cash provided by (used in) investing activities - discontinued operations	$1,265	$(5,105)
1 Vive did not generate cash flows from financing activities for the periods presented.

PROG HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table summarizes the major classes of assets and liabilities of discontinued operations as of March 31, 2026 and December 31, 2025:

(in thousands)	March 31, 2026	December 31, 2025
Assets
Accounts receivable, net	$—	$17
Loans receivable, net	9,222	9,570
Deferred tax assets	2,671	2,671
Prepaid expenses and other assets	597	1,292
Total assets of discontinued operations	$12,490	$13,550
Liabilities
Accounts payable and accrued expenses	$3,317	$6,831
Income tax payable	70	—
Total liabilities of discontinued operations	$3,387	$6,831

PROG HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 4. ACCOUNTS RECEIVABLE AND OTHER RECEIVABLES
Accounts receivable and other receivables consist of the following:

(in thousands)	March 31, 2026	December 31, 2025
Accounts receivable
Progressive Leasing accounts receivable:
Progressive Leasing accounts receivable	$128,152	$136,234
Less: accounts receivable allowance	(68,270)	(68,806)
Progressive Leasing accounts receivable, net	59,882	67,428

Four affiliate and interchange fees receivable	7,344	6,800

Purchasing Power accounts receivable
Accounts receivable - acquired portfolio (at fair value)	203,043	—
Accounts receivable - post-acquisition portfolio	99,760	—
Less: allowance for credit losses - post-acquisition portfolio	(11,030)	—
Less: unearned interest income - post-acquisition portfolio	(1,338)	—
Client and miscellaneous receivables	29,925	—
Purchasing Power accounts receivable, net	320,360	—

Total accounts receivable, net	$387,586	$74,228

Other receivables - Purchasing Power
Other receivables - acquired portfolio (at fair value)	20,891	—
Other receivables - post-acquisition portfolio	17,041	—
Less: allowance for credit losses - post-acquisition portfolio	(1,931)	—
Less: unearned interest income - post-acquisition portfolio	(1,413)	—
Total other receivables, net	$34,588	$—
Progressive Leasing
Progressive Leasing accounts receivable represent lease payments due from customers and are presented net of an accounts receivable allowance.
The following table summarizes activity in the lease receivable allowance related to Progressive Leasing:

	Three months ended March 31,
(in thousands)	2026	2025
Beginning balance	$68,806	$71,607
Net book value of accounts receivable written off	(88,378)	(94,210)
Recoveries	11,927	11,878
Accounts receivable provision	75,915	84,593
Ending balance	$68,270	$73,868

PROG HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Purchasing Power
Purchasing Power receivables consist of amounts acquired in the acquisition of Purchasing Power, LLC on January 2, 2026 and receivables originated subsequent to the acquisition date. These receivables are classified as either accounts receivable or other receivables based on the nature of the underlying transaction, consistent with the Company's accounting policies described in Note 1.
Receivables acquired in the acquisition, including both accounts receivable and other receivables, are measured at fair value in accordance with the fair value option. During the three months ended March 31, 2026, the Company recognized a $5.7 million gain on change in the fair value of receivables, which includes $6.6 million of interest income accretion offset by $0.9 million of changes in the fair value. Receivables originated subsequent to the acquisition date are measured at amortized cost. Additional information regarding measurement and income or loss recognition is included in Note 1.
Accounts receivable
Accounts receivable represent amounts due from customers associated with product sales and commission-based service revenues and are presented net of an allowance for credit losses and unearned interest income.
Other receivables
Other receivables represent amounts billed to end users that are not associated with revenue recognized under ASC 606, including the portion of customer receivables that are service-related costs, sales taxes, and other pass-through charges. These amounts arise in connection with transactions in which the Company facilitates the sale of third-party services as an agent in the transaction and subsequently collects the total contractual consideration from the end-customer.
Other receivables include both acquired and originated balances. Originated other receivables are presented separately and interest is imputed over the contract terms. Cash flows associated with originated other receivables are classified as investing activities in the condensed consolidated statements of cash flows.
Allowance for credit losses
The allowance for credit losses for Purchasing Power receivables originated post-acquisition, including both accounts receivable and other receivables, reflects management's estimate of lifetime expected credit losses and is determined in accordance with the Company's policy described in Note 1.
The following table summarizes activity in the allowance for credit losses related to Purchasing Power post-acquisition receivables:

	Three months ended March 31, 2026
(in thousands)	Accounts receivable	Other receivables
Beginning balance	$—	$—
Net book value of accounts written off	—	—
Recoveries	—	—
Provision for credit losses	11,030	1,931
Ending balance	$11,030	$1,931
The following table presents the amortized cost basis of Purchasing Power receivables originated post-acquisition, disaggregated by credit quality indicator, as of March 31, 2026:

(in thousands)	Originated post-acquisition accounts receivables			Originated post-acquisition other receivables
Aging category	Federal	Non-Federal	March 31, 2026	Federal	Non-Federal	March 31, 2026
1-30 days past due	$535	$2,999	$3,534	$132	$358	$490
31-59 days past due	162	434	596	28	48	76
60 or more days past due	4	21	25	—	3	3
Past due receivables	$701	$3,454	$4,155	$160	$409	$569
Current receivables	$9,323	$86,282	$95,605	$2,615	$13,857	$16,472

PROG HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 5. LOANS RECEIVABLE
The following is a summary of the Company's loans receivable, net:

(in thousands)	March 31, 2026	December 31, 2025
Loans receivable, gross	$89,055	$108,894
Unamortized fees	(461)	(928)
Loans receivable, amortized cost	88,594	107,966
Allowance for loan losses	(17,594)	(17,318)
Loans receivable, net of allowances and unamortized fees[1]	$71,000	$90,648
1 Loans receivable, net of allowances and unamortized fees attributable to Four was $65.5 million and $84.4 million as of March 31, 2026 and December 31, 2025, respectively.
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
Below is a summary of the credit quality of Four's loan portfolio as of March 31, 2026 and December 31, 2025 by proprietary risk category as determined at the time of loan origination:

	March 31, 2026	December 31, 2025
Four - proprietary risk category:
Category A	27.3%	19.6%
Category B	50.0%	48.5%
Category C	22.7%	31.9%
The table below presents credit quality indicators of the amortized cost of the Company's loans receivable by origination year:

As of March 31, 2026 (in thousands)	2026	2025 and Prior	Total
Four - proprietary risk category:
Category A	$20,096	$2,245	$22,341
Category B	36,774	4,107	40,881
Category C	16,661	1,861	18,522
Other strategic operations	6,850	—	6,850
Total amortized cost	$80,381	$8,213	$88,594

Gross charge-offs by origination year for the three months ended March 31, 2026	$1,877	$11,788	$13,665
Included in the table below is an aging of the loans receivable, gross balance:

(dollar amounts in thousands)
Aging category	March 31, 2026	December 31, 2025
1-30 days past due	10.8%	12.5%
31-59 days past due	5.3%	3.9%
60 or more days past due	10.0%	2.9%
Past due loans receivable	26.1%	19.3%
Current loans receivable	73.9%	80.7%
Balance of loans receivable 90 or more days past due and still accruing interest and fees	$—	$—

PROG HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The table below presents the components of the allowance for loan losses:

	Three months ended March 31,
(in thousands)	2026	2025
Beginning balance	$17,318	$9,228
Provision for credit losses	11,206	5,501
Charge-offs	(13,665)	(6,047)
Recoveries	2,735	747
Ending balance	$17,594	$9,429

PROG HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 6. FAIR VALUE MEASUREMENT
Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table summarizes financial assets and liabilities measured at fair value on a recurring basis:

(in thousands)	March 31, 2026			December 31, 2025
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Purchasing Power accounts receivable - acquired portfolio	$—	$—	$203,043	$—	$—	$—
Purchasing Power other receivables - acquired portfolio	$—	$—	$20,891	$—	$—	$—
Deferred compensation liability	$—	$3,449	$—	$—	$3,431	$—
Receivables associated with the Purchasing Power acquired portfolio are measured at fair value on a recurring basis pursuant to the Company's election of the fair value option under ASC 825. The fair value of these receivables is estimated using a discounted cash flow methodology that incorporates significant unobservable inputs, including expected cash collections, default rates, and market-based discount rates commensurate with the credit risk of the underlying borrowers. Changes in fair value attributable to the passage of time, credit performance, discount rates, and other assumptions, are recognized within gain on change in the fair value of receivables.
The Company maintains the PROG Holdings, Inc. Deferred Compensation Plan, which is an unfunded, non-qualified deferred compensation plan for a select group of management, highly compensated employees and non-employee directors. The liability is recorded in accounts payable and accrued expenses in the condensed consolidated balance sheets. The liability represents benefits accrued for plan participants and is valued at the quoted market prices of the participants' investment elections, which consist of equity and debt "mirror" funds. As such, the Company has classified the deferred compensation liability as a Level 2 liability.
Financial Assets and Liabilities Not Measured at Fair Value for Which Fair Value is Disclosed
Four's loans receivable, net of an allowance for loan losses and unamortized fees, are included within loans receivable, net in the condensed consolidated balance sheets and approximated fair value based on a discounted cash flow methodology. The carrying value of loans receivable from our other strategic operations approximates fair value based on a discounted cash flow methodology due to the short durations of these loans.
Purchasing Power receivables originated subsequent to the acquisition date generally have contractual terms of 12 months or less, and the Company believes the carrying value of these receivables approximates fair value due to their short duration. For receivables with contractual terms exceeding 12 months, the Company records the receivables at the present value of expected future cash flows using a discount rate reflective of the underlying transaction at inception. The Company believes these discount rates approximate current market rates for similar instruments, and there have not been significant changes in credit risk or market conditions since origination. Accordingly, the carrying value of these receivables approximates their fair value.
The Company's debt is carried at amortized cost in the condensed consolidated balance sheets and is measured at fair value for disclosure purposes. The fair value of the Senior Notes was estimated based on quoted market prices in less active markets and has been classified as Level 2 in the fair value hierarchy.
The fair value of the Company's term loan and revolving credit facility, when outstanding, approximates carrying value due to their variable interest rates, which reset periodically based on market indices (e.g., SOFR). The fair value of the Company's asset-backed and securitization debt is estimated using discounted cash flow models that incorporate significant unobservable inputs, including market spreads for comparable instruments, expected cash flows, and credit performance assumptions. Accordingly, these instruments are classified as Level 3 in the fair value hierarchy.
The following table summarizes the fair value of the Company's fixed-rate debt:

(in thousands)	March 31, 2026			December 31, 2025
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Senior notes	$—	$570,000	$—	$—	$592,140	$—
Asset-backed debt	$—	$—	$219,736	$—	$—	$—

PROG HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 7: INDEBTEDNESS
The Company's debt consists of the following:

(in thousands)	Interest rate	Maturity	March 31, 2026	December 31, 2025
Corporate debt
Senior unsecured notes	6.00%	November 2029	$600,000	$600,000
Term Loan A	Variable[1]	November 2029	50,000	—
Revolving facility outstanding	Variable[2]	November 2029	—	—
Less: unamortized debt issuance costs			(5,304)	(5,139)
Total corporate debt, net			644,696	594,861

Asset-backed debt
Class A - Series 2023-A	Variable[3]	April 2030	58,498	—
Class B - Series 2023-A	Variable[3]	April 2030	15,180	—
Class A - Series 2026-A	4.37%	August 2030	122,680	—
Class B - Series 2026-A	4.81%	August 2030	32,010	—
Class C - Series 2026-A	5.25%	August 2030	29,330	—
Class D - Series 2026-A	5.40%	August 2030	20,230	—
Class E - Series 2026-A	7.54%	August 2030	15,750	—
Less: Unamortized debt issuance costs			(2,252)	—
Total asset-backed debt, net			291,426	—

Total debt, net			$936,122	$594,861
1 Term Loan A bears interest at either a base rate or term SOFR plus an applicable margin based on the Company's leverage ratio.
2 The Revolving Facility bears interest at either a base rate or term SOFR plus an applicable margin based on the Company's leverage ratio.
3 The 2023-A facility bears interest on Class A at 2.05% plus the greater of the CP Rate (as defined in the agreement) or the floor rate of 0% and for Class B at 8.25% plus the greater of the term SOFR plus 0.1% or the floor rate of 3.0%.
Corporate Debt
Senior Unsecured Notes
The Senior Notes are general unsecured obligations of the Company and are guaranteed by certain of the Company's existing and future domestic subsidiaries. There were no changes to the Company's Senior Unsecured Notes during the three months ended March 31, 2026.
Credit Facility
On January 2, 2026, the Company entered into a Fourth Amendment to its existing credit agreement (the "Credit Facility"), which, among other things, modified the terms of the revolving credit facility (the "Revolving Facility") and provided for a new $125.0 million term loan (the "Term Loan A"). The amendment was accounted for as a modification in accordance with ASC 470-50, as the terms were not substantially different.
The Credit Facility contains financial covenants, which include requirements that the Company maintain ratios of (i) total net debt to EBITDA as defined by the Credit Facility of no more than (a) 3.25:1.00, as of the last day of each Fiscal Quarter ending during the period from January 1, 2026 to and including December 31, 2026, (b) 3.00:1.00, as of the last day of each Fiscal Quarter ending during the period from January 1, 2027 to and including December 31, 2027, and (c) 2.50:1.00, as of the last day of each Fiscal Quarter ending thereafter; and (ii) consolidated interest coverage of no less than 3.00:1.00.
The Company maintains a $350.0 million senior unsecured Revolving Facility which matures on November 15, 2029. Borrowings bear interest, at the Company's election, at either a base rate or a term SOFR rate plus an applicable margin based on the Company's leverage ratio. The Revolving Facility includes a commitment fee on unused capacity.
As of March 31, 2026, there were no outstanding borrowings under the Revolving Facility, with $350.0 million remaining available for borrowing. Borrowings and repayments under the Revolving Facility during the quarter primarily related to

PROG HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
short‑term liquidity needs surrounding the acquisition and related transactions. Unamortized debt issuance costs related to the Revolving Facility were $3.4 million and $2.6 million as of March 31, 2026 and December 31, 2025, respectively. These amounts were included within prepaid expenses and other assets in the condensed consolidated balance sheets and are amortized over the term of the facility using the effective interest method.
The Term Loan A matures November 15, 2029 and amortizes through quarterly principal payments, with the remaining balance due at maturity. Borrowings bear interest at either a base rate or a term SOFR rate plus an applicable margin determined by the Company's leverage ratio.
During the three months ended March 31, 2026, the Company made a voluntary prepayment of $75.0 million on the Term Loan A, reducing the outstanding principal balance to $50.0 million. Debt issuance costs are presented as a direct reduction of the carrying amount of the debt and amortized using the effective interest method over the contractual term of the loan in accordance with ASC 835-30.
Securitization and Asset-Backed Debt
In connection with the acquisition of Purchasing Power on January 2, 2026, the Company assumed certain non-recourse funding debt arrangements, including securitization and warehouse credit facilities, which were recorded at fair value in accordance with ASC 805. Fair value was determined using discounted cash flow models incorporating market spreads for comparable instruments (Level 3 input).
These arrangements are accounted for as secured borrowings, as the related receivables remain on the Company's condensed consolidated balance sheets. See Note 1 for additional information regarding the structure, consolidation, and nature of VIEs.
The asset-backed debt is secured by receivables and related collections held by the applicable securitization entities. These assets are restricted and are not available to satisfy the claims of the Company's general creditors. As of March 31, 2026, the carrying values of the receivables pledged as collateral for these arrangements was approximately $375.1 million. Restricted cash held by the securitization entities, including collections and reserve accounts, was approximately $9.3 million.
Collections on the underlying receivables are applied pursuant to contractual priority of payments provisions. These provisions generally require that cash flows be applied to servicing fees, interest on outstanding notes, and principal repayments, with any remaining amounts distributed to the Company.
The securitization and warehouse arrangements include customary covenants and performance-based triggers, including requirements related to collateral performance, overcollateralization levels, and excess spread. If certain triggers are breached, the arrangements may enter a rapid amortization period, during which principal collections are used to accelerate repayment of outstanding debt and distributions to the Company may be limited. As of March 31, 2026, the Company was in compliance with all such covenants and no early amortization events had occurred.
Subsequent to its acquisition of Purchasing Power, the Company repaid and terminated certain securitization and warehouse funding arrangements assumed in the acquisition. These transactions were accounted for as extinguishments of debt. No material gain or loss was recognized, as the reacquisition prices approximated the carrying values at the time of extinguishment, which were based on the fair values recognized at the acquisition date.
On February 26, 2026, a wholly-owned securitization entity issued $220.0 million aggregate principal amount of asset-backed notes (the "Series 2026-A Facility") to third parties in a private placement transaction. The notes are recorded at their principal amount, net of debt issuance costs, which are amortized over the expected life of the notes using the effective interest method.

PROG HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Debt Activity
The following table presents a summary of debt activity for the three months ended March 31, 2026 (balances in the activity table reflect gross principal amounts and exclude unamortized debt issuance costs):

(in thousands)
Debt instrument	Beginning balance	Acquisition	New borrowings	Debt paydowns	Ending balance
Corporate debt
Senior unsecured notes	$600,000	$—	$—	$—	$600,000
Term Loan A	—	—	125,000	(75,000)	50,000
Revolving facility[1]	—	—	185,000	(185,000)	—
Total corporate debt	600,000	—	310,000	(260,000)	650,000

Asset-backed debt
Series 2023-A facility	—	107,500	16,178	(50,000)	73,678
PPF1 facility	—	30,748	—	(30,748)	—
PPF 2024-A	—	200,360	—	(200,360)	—
Series 2026-A facility	—	—	220,000	—	220,000
Total asset-backed debt	—	338,608	236,178	(281,108)	293,678

Total debt	$600,000	$338,608	$546,178	$(541,108)	$943,678
1 The new borrowings on the revolving facility included $135.0 million used for the acquisition of Purchasing Power and an additional $50 million for other working capital needs. The aggregated new revolving facility borrowings of $185 million were repaid during the three months ended March 31, 2026.
Financial Covenants
As of March 31, 2026, the Company was in compliance with all financial covenants under its debt agreements, including the maximum total net leverage ratio and minimum interest coverage ratio requirements.
Maturity Schedule
Below is a summary of future principal maturities of our debt due as of March 31, 2026:

(in thousands)
2027	$—
2028	—
2029	650,000
2030	293,678
2031	—
Thereafter	—
Total	$943,678
Interest Expense
Interest on asset-backed financing relates to the Company's securitization and warehouse funding arrangements, which are secured by the underlying receivables and are generally non-recourse to the Company's other assets. Interest on corporate debt relates to borrowings under the Company's senior unsecured notes, term loan, and revolving credit facility. Amortization of debt issuance costs is recognized as interest expense over the respective terms of the related debt instruments using the effective interest method. Interest expense consists of the following:

PROG HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three months ended March 31,
(in thousands)	2026	2025
Interest on corporate debt	$12,278	$9,476
Interest on asset-backed financing	4,792	—
Amortization of debt issuance costs	1,319	487
Total interest expense	$18,389	$9,963

PROG HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 8. COMMITMENTS AND CONTINGENCIES
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
At March 31, 2026 and December 31, 2025, the Company had accrued $0.5 million and $3.8 million, respectively for pending legal and regulatory matters for which it believes losses are probable and the amount of the loss can be reasonably estimated. The Company records its best estimate of the loss to legal and regulatory liabilities in accounts payable and accrued expenses in the condensed consolidated balance sheets. The Company estimates the aggregate range of reasonably possible loss in excess of accrued liabilities for such probable loss contingencies is immaterial. Those matters for which a probable loss cannot be reasonably estimated are not included within the estimated ranges.
At March 31, 2026, the Company estimated that the aggregate range of loss for all material pending legal and regulatory proceedings for which a loss is reasonably possible, but less likely than probable (i.e., excluding the contingencies described in the preceding paragraph), is immaterial. Those matters for which a reasonable estimate is not possible are not included within estimated ranges and, therefore, the estimated ranges do not represent the Company's maximum loss exposure. The Company's estimates for legal and regulatory accruals, aggregate probable loss amounts and reasonably possible loss amounts are all subject to the uncertainties and variables described above.
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
During the third quarter of 2024, Progressive Leasing received a written request from the FTC to evidence Progressive Leasing's compliance with the FTC Settlement by providing the FTC with information and documents, including those related to customer complaints and advertising and marketing materials. The FTC's request is not a civil investigative demand. The Company fully cooperated with the FTC in responding to the FTC’s request for information and documents.
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

PROG HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
As a result of the cybersecurity incident, Progressive Leasing was named a defendant in multiple lawsuits which alleged, among other things, various damages arising out of the incident. All of those lawsuits were consolidated into a single action in the United States District Court for the District of Utah (the "District Court"). On June 30, 2025, the parties reached an agreement, subject to District Court approval, to resolve all of the alleged claims in the litigation in exchange for a settlement payment of $3.3 million. That settlement was approved by the District Court on February 6, 2026. The full amount of the settlement was paid by the Company's cybersecurity insurance during the three months ended March 31, 2026.
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

PROG HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 9. REVENUE RECOGNITION
The Company generates revenue from multiple sources, including leasing arrangements (ASC 842), contracts with customers (ASC 606), and financing and fee income (ASC 310). Revenue is disaggregated below by source.
Revenue Disaggregation
The Company disaggregates revenue based on the nature of its revenue‑generating activities and the applicable accounting guidance, which management believes depicts how economic factors affect the amount, timing, and uncertainty of revenue and cash flows. Revenue is disaggregated by major revenue stream and accounting guidance, as presented in the table below, and by performance obligations, as management believes these categories depict how economic factors affect revenue and cash flows.

(in thousands)	Three months ended March 31,
Revenue category	2026	2025
Lease revenue pursuant to ASC 842
Progressive Leasing operating lease revenue	$596,864	$651,557
Total lease revenue	596,864	651,557
Product, service, and other revenue pursuant to ASC 606
Purchasing Power product sales (principal)	100,571	—
Purchasing Power service revenue (agent)	5,835	—
Four subscription fee and other service revenue	10,521	3,713
Total product, service, and other revenue	116,927	3,713
Finance and fee income pursuant to ASC 310
Four and other operations financing revenue	28,154	13,158
Imputed interest income on Purchasing Power receivables	729	—
Total finance and fee income	28,883	13,158
Total revenues	$742,674	$668,428

PROG HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 10. RESTRUCTURING EXPENSES
During 2022, the Company initiated restructuring activities intended to reduce expenses, consolidate certain segment corporate headquarters, and align the cost structure of the business with the Company's near-term revenue outlook. The Company has incurred aggregate expenses of $48.4 million since the inception of the restructuring activities in 2022. These costs were primarily comprised of early contract termination costs, employee severance, a reduction of management and information technology space and impairment of capitalized software for our other strategic initiatives and products. The Company will continue to monitor the impacts of changes in macroeconomic conditions on its businesses and may take additional steps to further adjust the Company's cost structure based on unfavorable changes in these conditions, which may result in further restructuring charges in future periods.
The Company had no restructuring activities during the three months ended March 31, 2025. The following tables summarize restructuring charges recorded within operating expenses in the condensed consolidated statements of earnings for the three months ended March 31, 2026:

	Three months ended March 31, 2026
(in thousands)	Progressive Leasing	Purchasing Power	Four	Other	Total
Severance	$526	$3,343	$—	$—	$3,869
Other restructuring activities	—	—	—	3	3
Total restructuring expenses	$526	$3,343	$—	$3	$3,872
The following table summarizes the accrual and payment activity related to the restructuring program for the three months ended March 31, 2026 and 2025:

(in thousands)	Severance	Early contract termination costs	Other restructuring activities	Total
Balance at December 31, 2025	$376	$1,400	$—	$1,776
Charges	3,869	—	3	3,872
Cash payments	(1,337)	(1,400)	(3)	(2,740)
Balance at March 31, 2026	$2,908	$—	$—	$2,908

(in thousands)	Severance	Early contract termination costs	Other restructuring activities	Total
Balance at December 31, 2024	$472	$1,600	$—	$2,072
Charges	—	—	—	—
Cash payments	(245)	—	—	(245)
Balance at March 31, 2025	$227	$1,600	$—	$1,827

PROG HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 11. SEGMENTS
As of March 31, 2026, the Company has three reportable segments: Progressive Leasing, Purchasing Power and Four.
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
Purchasing Power is a voluntary employee benefit program provider allowing employees of its employer-clients to purchase brand-name products and services from Purchasing Power and then pay for those purchases through either automatic payroll deductions or allotments. Millions of employees nationwide have access to Purchasing Power's purchasing options.
Four is a buy-now, pay-later company that allows shoppers to pay for merchandise through four interest-free installments. As of December 31, 2025, Four was a reportable segment, as its financial results were considered significant to the Company's consolidated financial results. Prior year segment information has been recast for comparability to reflect Four as a reportable segment for the year ended December 31, 2025. For the periods prior to becoming a reportable segment, the revenues, loss before income taxes, and assets of Four were included within Other, along with the Company's other strategic initiatives.
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
The Company incurred various corporate overhead expenses for certain executive management, legal, human resources, finance, facilities, audit, risk management, technology, and other overhead functions during the three months ended March 31, 2026 and 2025. Corporate overhead expenses incurred are primarily reflected as expenses of Progressive Leasing, and to a lesser extent, Purchasing Power. An immaterial amount was allocated to Four, Purchasing Power, and our other strategic operations based on functional identification. The allocation of corporate overhead costs to Progressive Leasing, Purchasing Power, Four and Other was consistent with how the CODM analyzed performance and allocated resources among the segments of the Company.

PROG HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following is a summary of total assets by segment:

(in thousands)	March 31, 2026	December 31, 2025
Assets:
Progressive Leasing	$1,093,179	$1,444,367
Purchasing Power	810,946	—
Four	103,791	132,337
Other	22,106	20,154
Total assets from continuing operations	$2,030,022	$1,596,858
The following is a summary of capital expenditures by segment:

	Three months ended March 31,
(in thousands)	2026	2025
Capital expenditures:[1]
Progressive Leasing	$1,325	$1,219
Purchasing Power	1,419	—
Four	44	34
Other	361	690
Total capital expenditures from continuing operations	$3,149	$1,943
1 Capital expenditures primarily consists of internal-use software, as well as computer hardware and furniture and equipment.

PROG HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following tables present a summary of segment revenues, significant segment expenses, other segment items, and profit and loss information for the three months ended March 31, 2026 and 2025.

	Three months ended March 31, 2026
(in thousands)	Progressive Leasing	Purchasing Power	Four	Other	Total
Revenues:
Lease revenues and fees	$596,864	$—	$—	$—	$596,864
Product and service revenues	—	106,406	—	—	106,406
Other revenues	—	729	34,967	3,708	39,404
Total revenues	596,864	107,135	34,967	3,708	742,674

Significant segment expenses[1]
Depreciation of lease merchandise	409,010	—	—	—	409,010
Cost of product sales	—	62,506	—	—	62,506
Provision for lease merchandise write-offs	43,651	—	—	—	43,651
Selling, general and administrative	81,260	28,385	12,654	9,879	132,178
Provision for credit losses	—	12,961	9,597	1,609	24,167
Total	533,921	103,852	22,251	11,488	671,512

Other segment items:
Depreciation and amortization[2]	5,311	8,085	253	501	14,150
Restructuring expenses	526	3,343	—	3	3,872
Gain on sale of lease receivables	(6,457)	—	—	—	(6,457)
Gain on change in fair value of receivables	—	(5,712)	—	—	(5,712)
Interest expense[3]	12,099	5,214	1,073	3	18,389
Interest income[3]	(496)	(147)	—	—	(643)
Total	10,983	10,783	1,326	507	23,599

Earnings (loss) before income tax expense	$51,960	$(7,500)	$11,390	$(8,287)	$47,563
1 The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.
2 Excludes depreciation of lease merchandise, which is not included in the CODM's measure of depreciation and amortization.
3 Intersegment interest income and expense of $2.2 million are included within the amounts shown.

PROG HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three months ended March 31, 2025
(in thousands)	Progressive Leasing	Purchasing Power	Four	Other	Total
Revenues:
Lease revenues and fees	$651,557	$—	$—	$—	$651,557
Other revenues	—	—	14,429	2,442	16,871
Total revenues	651,557	—	14,429	2,442	668,428

Significant segment expenses[1]
Depreciation of lease merchandise	460,443	—	—	—	460,443
Provision for lease merchandise write-offs	48,018	—	—	—	48,018
Selling, general and administrative	82,180	—	6,688	3,281	92,149
Provision for credit losses	—	—	4,146	1,355	5,501
Total	590,641	—	10,834	4,636	606,111

Other segment items:
Depreciation and amortization[2]	5,128	—	392	455	5,975
Interest expense[3]	9,964	—	1,233	694	11,891
Interest income[3]	(2,801)	—	—	—	(2,801)
Total	12,291	—	1,625	1,149	15,065

Earnings (loss) before income tax expense	$48,625	$—	$1,970	$(3,343)	$47,252
1 The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.
2 Excludes depreciation of lease merchandise, which is not included in the CODM's measure of depreciation and amortization.
3 Intersegment interest income and expense of $2.1 million are included within the amounts shown.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Special Note Regarding Forward-Looking Information: Except for historical information contained herein, the matters set forth in this Form 10-Q are forward-looking statements. These statements are based on management’s current expectations and plans, which involve risks and uncertainties. Such forward-looking statements generally can be identified by the use of forward-looking terminology such as "delivering," "driving," "advancing," "expectation," "target," "uncertainty," "outlook," "assumes" and similar expressions. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the filing date of this Quarterly Report and which involve risks and uncertainties that may cause actual results to differ materially from those set forth in these statements. These risks and uncertainties include factors that could cause our actual results and financial condition to differ materially from those expressed or implied in our forward-looking statements. Such risks and uncertainties include, among others, those discussed in "Item 1A. Risk Factors" in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (the "2025 Annual Report") and in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2026. Except as required by law, the Company undertakes no obligation to update these forward-looking statements to reflect subsequent events or circumstances after the filing date of this Quarterly Report.
The following discussion should be read in conjunction with the condensed consolidated financial statements as of and for the three months ended March 31, 2026 and 2025, including the notes to those statements, appearing elsewhere in this report. We also suggest that management's discussion and analysis appearing in this report be read in conjunction with the management's discussion and analysis and consolidated financial statements included in our 2025 Annual Report.
Business Overview
PROG Holdings, Inc. ("we," "our," "us," the "Company," or "PROG Holdings") is a financial technology holding company that provides transparent and competitive payment options to consumers. PROG Holdings has three reportable segments as of March 31, 2026: (i) Progressive Leasing, an in-store, app-based, and e-commerce point-of-sale lease-to-own solutions provider; (ii) Purchasing Power, a voluntary employee benefit program provider, allowing employees to purchase brand-name products and services from Purchasing Power and then pay for those purchases through either automatic payroll deductions or allotments; and (iii) Four Technologies, Inc. ("Four"), which offers Buy Now, Pay Later ("BNPL") payment options to consumers through the Four platform.
Vive Financial ("Vive"), an omnichannel provider of second-look revolving credit products, had been an operating segment prior to October 20, 2025. On that date, the Company sold substantially all of Vive's loan receivables portfolio and began the process of discontinuing its remaining operations. Vive is reported as discontinued operations in our condensed consolidated financial statements for all periods presented. All of Vive's revenues and expenses, other than allocated corporate overhead, are excluded from the results of continuing operations.
Our Progressive Leasing segment provides consumers with lease-purchase solutions through its point-of-sale partner locations and e-commerce website partners (collectively, "POS partners"), as well as through its direct-to-consumer app, PROG Marketplace. It does so by purchasing merchandise from the POS partners desired by customers and, in turn, leasing that merchandise to the customers through a cancellable lease-to-own transaction. Progressive Leasing has no stores of its own, but rather offers lease-purchase solutions to the customers of traditional and e-commerce retailers.
Our Purchasing Power segment is a voluntary employee benefit program that allows employees of participating employer-clients to purchase brand-name products and services and pay for those purchases over time through payroll deductions or allotments. Products available through the platform include consumer electronics, home goods, furniture, appliances, and other merchandise, as well as certain services. Millions of employees nationwide have access to Purchasing Power's purchasing solutions. We acquired Purchasing Power on January 2, 2026, and its results are included in our condensed consolidated financial statements beginning on the acquisition date.
Four allows shoppers to pay for merchandise through four interest-free installments. Four's proprietary platform capabilities and its base of customers and retailers expand and diversify PROG Holdings' ecosystem of financial technology offerings by introducing another payment solution to its customers. Shoppers use Four to purchase furniture, clothing, electronics, health and beauty products, footwear, jewelry, and other consumer goods from retailers across the United States. The average ticket size of a Four transaction is significantly smaller than a transaction with Progressive Leasing or Purchasing Power.
PROG Holdings also owns MoneyApp, a mobile application that offers customers interest-free cash advances. MoneyApp is not a reportable segment in 2026 as its financial results are not expected to be significant to the Company's condensed consolidated financial results. MoneyApp's financial results are reported within "Other" for segment reporting purposes.

Acquisition of Purchasing Power
On January 2, 2026, we completed the acquisition of Purchasing Power for $424.2 million in cash. In addition, Purchasing Power had approximately $338.6 million of non-recourse funding debt that remained in place following the closing of the acquisition. The results of Purchasing Power are included in our condensed consolidated financial statements beginning on the acquisition date. Results for periods prior to the acquisition date are not included in this MD&A. See Note 2 of the condensed consolidated financial statements for additional information.
Macroeconomic and Business Environment
We believe the increased cost of living and recent rise in fuel costs has continued to have a disproportionate negative effect on our customers' disposable income, negatively affecting demand for many products offered by our businesses, as well as in customer payment performance. We believe the significant increase in inflation resulting from the war in Iran and related geopolitical disruption has further pressured our customers' budgets and unfavorably impacted consumer confidence within our customer base, resulting in a decrease in demand for the types of larger-ticket, durable consumer goods offered by many of our retail partners and by our Purchasing Power business.
Progressive Leasing
Progressive Leasing entered 2026 with a smaller lease portfolio, as measured by its gross leased asset balance, compared to 2025, which resulted in a decrease in lease revenues when compared to the first quarter of 2025. The Company continues to operate in a challenging macroeconomic environment due to the factors described above. In addition, American Signature, Inc., one of Progressive Leasing's POS partners, filed for bankruptcy in November 2025, which will result in the permanent closure of many of its stores in 2026, which has had and will continue to have an unfavorable impact on Progressive Leasing's GMV, revenue, and earnings from continuing operations before income tax in 2026.
Customer payment delinquencies were elevated at the end of 2024 and during the first quarter of 2025, which prompted us to tighten our decisioning posture to maintain a healthy lease portfolio during the quarter ended March 31, 2025. That tighter decisioning posture remained in place during the full first quarter of 2026. While that action benefited our lease portfolio performance and helped us achieve a provision for lease merchandise write-offs of 7.3% of lease revenues in the first quarter of 2026, it also had an unfavorable impact on Progressive Leasing's GMV during the periods subsequent to the change.
Purchasing Power
We believe customer demand for the larger-ticket products and services sold by Purchasing Power also has been adversely impacted by the macroeconomic headwinds affecting Progressive Leasing's performance. However, we expect that Purchasing Power's recent focus on improving eligible employee-customer penetration, and its addition of several new employer-clients, will help offset the impacts of such decreases in demand.
While customer payment delinquencies and write-offs for Purchasing Power are generally lower than those of Progressive Leasing due to Purchasing Power's payroll deduction and allotment repayment model, the recent federal government workforce disruptions, including DOGE workforce reductions and multiple government shutdowns, have resulted in elevated delinquencies and write-offs with Purchasing Power's current and former federal government employee-customers. We continue to monitor these conditions, as well as any potential additional layoffs impacting Purchasing Power's customers, as prolonged fiscal uncertainty at the federal government level or such layoffs could pose additional risk to Purchasing Power's receivables performance.
Four
Due to the average ticket size of a BNPL transaction with Four being significantly lower than a transaction with Progressive Leasing and Purchasing Power, we believe demand for products purchased through the use of Four is not as impacted by the macroeconomic headwinds discussed above to the same degree as demand for larger-ticket products.

Highlights
The following summarizes significant financial highlights from the three months ended March 31, 2026:
•We reported consolidated revenues of $742.7 million, which was an 11.1% increase compared to the $668.4 million we reported for the first quarter of 2025. The increase in consolidated revenues was primarily due to the $107.1 million of total revenues contributed by Purchasing Power, which we acquired on January 2, 2026. Additionally, revenues at Four increased by $20.5 million due to continued growth in BNPL transactions at Four. These increases were offset by a $54.7 million decrease in revenue at Progressive Leasing, which was driven primarily by a smaller gross leased asset balance throughout the first quarter of 2026 when compared to the same period in the prior year.
•GMV from Four increased by $160.1 million, due to an increase in Four loan originations in the first quarter of 2026 compared to the first quarter of 2025, as a result of the continued growth in that business. GMV decreased by $9.0 million for Progressive Leasing in the first quarter of 2026, compared to the same period in the prior year. The decrease in GMV for Progressive Leasing was due to several factors, including the tightening of our decisioning posture, which was reflected for the full first quarter in 2026 compared to only a portion of the first quarter in 2025. We believe the reduction in GMV was also driven by inflationary pressures, elevated cost of living and fuel costs, and an uncertain macroeconomic outlook, all of which have negatively impacted consumer confidence and demand for our lease-to-own offering. GMV relating to Purchasing Power was included for the first time, as the acquisition was completed on January 2, 2026.
•Earnings from continuing operations before income taxes increased to $47.6 million compared to $47.3 million in the same period in 2025. The increase was primarily driven by increased earnings at Four and Progressive Leasing, partially offset by higher interest expense and transaction expenses relating to the acquisition of Purchasing Power during the quarter.

Key Operating Metrics
Gross Merchandise Volume. We believe GMV is a key performance indicator of our Progressive Leasing, Purchasing Power and Four segments, as it provides the total value of new leases, transaction orders, and loans written into our portfolio over a specified time period. GMV does not represent revenues earned by the Company, but rather is a leading indicator we use in forecasting revenues the Company may earn. Progressive Leasing's GMV is defined as the retail price of merchandise acquired by Progressive Leasing, which it then expects to lease to its customers. GMV for Purchasing Power is defined as the total value of merchandise and services purchased and delivered to customers through its platform. GMV for Four is defined as gross loan originations.
The following table presents our GMV from continuing operations for the Company for the periods presented:

	Three months ended March 31,		Change
(unaudited and in thousands)	2026	2025	$	%
Progressive Leasing	$392,970	$401,962	$(8,992)	(2.2)%
Purchasing Power	132,678	—	132,678	nmf
Four	279,990	119,863	160,127	133.6
Total	$805,638	$521,825	$283,813	54.4%
nmf - calculation is not meaningful
Progressive Leasing's GMV decreased compared to the first quarter of 2025 due to a lower gross leased asset balance resulting from tightened decisioning in 2025 and retail partner bankruptcies. We believe the reduction in GMV was also driven by inflationary pressures, an elevated cost of living, and an uncertain macroeconomic outlook, all of which have negatively impacted consumer confidence and demand for our lease-to-own offering. E-commerce channels generated 25.7% of Progressive Leasing's GMV in the first quarter of 2026 compared to 16.8% in the first quarter of 2025. The increase in Four's GMV is primarily attributable to the continued expansion of the Four BNPL platform, reflecting growth and higher transaction volumes from existing and new customers over the period.
Active Customer Count. Our active customer count represents the total number of customers that have an active lease agreement with Progressive Leasing, an active receivable with Purchasing Power, or an active loan with Four. Active customer counts include customers that may have an active agreement with more than one segment. The following table presents our active customer count from continuing operations for each segment:

As of March 31 (unaudited and in thousands)	2026	2025
Active customer count from continuing operations:
Progressive Leasing	763	828
Purchasing Power	263	—
Four	350	151
The number of active customers for Progressive Leasing decreased due to the tightening of our decisioning posture, and a decrease in consumer demand for many of the durable leasable goods offered by our retail partners, due to the continued elevated costs of living and inflationary pressures facing our customers. The increase in the number of customers for Four was the result of continued growth in BNPL transactions, which have a significantly smaller transaction size, as compared to our Progressive Leasing business.

Key Components of Earnings from Continuing Operations Before Income Tax Expense
In this MD&A section, we discuss the key components of our condensed consolidated results. For the three months ended March 31, 2026 and the comparable prior year periods, some of the key revenue, cost and expense items that affected earnings before income taxes were as follows:
Revenues. We separate our total revenues into three components: (i) lease revenues and fees, (ii) product and service revenues and (iii) other revenues. Lease revenues and fees include all revenues derived from lease agreements from our Progressive Leasing segment. Lease revenues are recorded net of a provision for uncollectible renewal payments. Product and service revenues represent Purchasing Power's sales of products and the commission earned relating to arranging for services, net of estimated returns. Other revenues represents transaction income, subscription revenues, and annual and other fees earned relating to loans in our Four segment and our other strategic businesses, as well as imputed interest income recognized on a portion of Purchasing Power's receivables portfolio.
Depreciation of lease merchandise. Depreciation of lease merchandise reflects the expense associated with depreciating merchandise leased to customers by Progressive Leasing.
Cost of product sales. Cost of product sales represents the cost of merchandise purchased by Purchasing Power from third‑party vendors for resale, along with associated fulfillment and distribution costs.
Provision for lease merchandise write-offs. The provision for lease merchandise write-offs represents the estimated merchandise losses incurred but not yet identified by management and adjustments for changes in estimates for the allowance for lease merchandise write-offs.
Operating expenses. Operating expenses include primarily personnel costs, stock-based compensation, occupancy costs, advertising, decisioning expense, professional services expense, sales acquisition costs, computer software expense, bank charges and processing fees, fixed asset depreciation expense, intangible amortization expense, and restructuring expenses, among other expenses.
Provision for credit losses. The provision for credit losses reflects the expected lifetime credit losses on Purchasing Power's, Four's and other strategic operations receivables, determined using the CECL framework and incorporating historical loss experience, current conditions, and reasonable and supportable forecasts. The provision for credit losses on Purchasing Power's receivables are net of estimated recoveries from its program of selling portfolios of charged-off receivables to third parties.
Gain on sale of lease receivables. Gain on sale of lease receivables reflects income recognized by Progressive Leasing from its program of selling portfolios of charged‑off lease receivables to third-parties.
Gain on change in fair value of receivables. Receivables associated with the Purchasing Power acquired portfolio are measured at fair value on a recurring basis pursuant to the Company's election of the fair value option under ASC 825. Changes in fair value attributable to the passage of time, credit performance, discount rates, and other assumptions, are recognized as a gain or loss on changes in fair value of the receivables.
Interest expense. Interest expense consists of interest incurred on the Company's debt.
Interest income. Interest income consists of interest earned on the Company's deposits in cash and cash equivalents.

Results of Operations – Three months ended March 31, 2026 and 2025

	Three months ended March 31,		Change
(in thousands)	2026	2025	$	%
Revenues
Lease revenues and fees	$596,864	$651,557	$(54,693)	(8.4)%
Product and service revenues	106,406	—	106,406	nmf
Other revenues	39,404	16,871	22,533	133.6
	742,674	668,428	74,246	11.1
Costs and expenses
Depreciation of lease merchandise	409,010	460,443	(51,433)	(11.2)
Cost of product sales	62,506	—	62,506	nmf
Provision for lease merchandise write-offs	43,651	48,018	(4,367)	(9.1)
Operating expenses	150,200	98,124	52,076	53.1
Provision for credit losses	24,167	5,501	18,666	nmf
	689,534	612,086	77,448	12.7
Gain on sale of lease receivables	6,457	—	6,457	nmf
Gain on change in fair value of receivables	5,712	—	5,712	nmf
Operating profit	65,309	56,342	8,967	15.9
Interest expense	(18,389)	(9,963)	(8,426)	84.6
Interest income	643	873	(230)	26.3
Earnings from continuing operations before income tax expense	47,563	47,252	311	0.7
Income tax expense	11,345	12,662	(1,317)	(10.4)
Net earnings from continuing operations	36,218	34,590	1,628	4.7
(Loss) earnings from discontinued operations, net of tax	(164)	128	(292)	nmf
Net earnings	$36,054	$34,718	$1,336	3.8%
nmf - Calculation is not meaningful
Earnings (Loss) from Continuing Operations Before Income Tax Expense
Information about our earnings (loss) from continuing operations before income tax expense by reportable segment is as follows:

(in thousands)	Three months ended March 31,		Change
	2026	2025	$	%
Earnings (loss) before income tax expense
Progressive Leasing	$51,960	$48,625	$3,335	6.9%
Purchasing Power	(7,500)	—	(7,500)	nmf
Four	11,390	1,970	9,420	478.2
Other	(8,287)	(3,343)	(4,944)	nmf
Total earnings (loss) before income tax expense	$47,563	$47,252	$311	0.7%
nmf - Calculation is not meaningful

Progressive Leasing

	Three months ended March 31,				Change
(in thousands)	2026	% of revenue	2025	% of revenue	$	%
Gross merchandise volume	$392,970		$401,962		$(8,992)	(2.2)%

Lease revenues and fees	$596,864		$651,557		$(54,693)	(8.4)%
Depreciation of lease merchandise	409,010		460,443		(51,433)	(11.2)
Gross margin	187,854	31.5%	191,114	29.3%	(3,260)	(1.7)

Provision for lease merchandise write-offs	43,651	7.3	48,018	7.4	(4,367)	(9.1)
Selling, general and administrative	81,260	13.6	82,180	12.6	(920)	(1.1)
Other expenses	5,837	1.0	5,128	0.8	709	13.8
	130,748	21.9	135,326	20.8	(4,578)	(3.4)
Gain on sale of lease receivables	6,457	1.1	—	—	6,457	nmf
Operating profit	63,563	10.6	55,788	8.6	7,775	13.9
Interest expense, net	11,603	1.9	7,163	1.1	4,440	62.0
Earnings from continuing operations before income tax expense	$51,960	8.7%	$48,625	7.5%	$3,335	6.9%
nmf - Calculation is not meaningful
The decrease in leasing revenues was primarily due to a lower gross leased asset balance as a result of the tightening of our decisioning posture during 2025, and a decrease in demand for the durable leasable products offered by many of our retail partners. We believe the inflationary and other macroeconomic factors had a disproportionate negative effect on our customers' disposable income, negatively affecting demand for many products offered by our retail partners.
Gross margin is a key performance measure for our Progressive Leasing segment, which generates lease revenue from transactions that include associated depreciation of the merchandise on lease, making gross margin a meaningful indicator of profit. The increase in Progressive Leasing's gross margin percentage reflects a decline in customers' electing early purchase options, as macroeconomic conditions contributed to customers choosing to extend lease terms rather than exercising early purchase options, which generally result in lower margin realization.
The provision for lease merchandise write-offs decreased $4.4 million compared to the same period in 2025. The provision for lease merchandise write-offs as a percentage of lease revenues decreased to 7.3% during the first quarter of 2026 from 7.4% in the same period in 2025. The decrease was due to a tighter decisioning posture in 2026 as compared to the same period in 2025, as the Company tightened its decisioning during the first quarter of 2025. Given the significant uncertainty regarding the impacts of the war in Iran and related geopolitical disruptions, inflation, tariffs, elevated interest rates, and unemployment rates on our business, and the potential effects of such developments on Progressive Leasing's POS partners, customers, and business going forward, a high level of estimation was involved in determining the allowance as of March 31, 2026. Actual lease merchandise write-offs could differ materially from the allowance for those write-offs.
Selling, general and administrative expense decreased resulting from the following:
–Personnel costs, advertising, and occupancy costs decreased by an aggregate $2.3 million due to cost reduction initiatives during 2025; partially offset by:
–Computer software expense increased $1.6 million relating to platform enhancements and other technology initiatives.
Other expenses increased primarily due to restructuring-related employee severance of $0.5 million.
In February 2026, Progressive Leasing sold a portfolio of charged-off lease receivables to a third-party for $6.5 million in cash and recognized a gain of $6.5 million as the carrying amount of the charged-off receivables had been reduced to zero. There were no similar sales during the three months ended March 31, 2025.
Interest expense, net for the three months ended March 31, 2026 was higher than the same period in 2025 due to an increase in debt used for the acquisition of Purchasing Power on January 2, 2026.

Purchasing Power

	Three months ended March 31,				Change
(in thousands)	2026	% of revenue	2025	% of revenue	$	%
Gross merchandise volume	$132,678		$—		$132,678	nmf

Product and service revenues	$106,406		$—		$106,406	nmf
Other revenues	729		—		729	nmf
Total revenues	107,135		—		107,135	nmf
Cost of product sales	62,506		—		62,506	nmf
Gross margin	44,629	41.7%	—		44,629	nmf

Provision for credit losses	12,961	12.2	—		12,961	nmf
Selling, general and administrative	28,385	26.7	—		28,385	nmf
Other expenses	11,428	10.7	—		11,428	nmf
	52,774	49.6	—		52,774	nmf
Gain on change in fair value of receivables	5,712	5.4	—		5,712	nmf
Operating loss	(2,433)	(2.3)	—		(2,433)	nmf
Interest expense, net	5,067	4.8	—		5,067	nmf
Loss from continuing operations before income tax expense	$(7,500)	(7.0)%	$—		$(7,500)	nmf
nmf - Calculation is not meaningful
Selling, general and administrative expenses include $1.8 million of costs incurred related to the acquisition of Purchasing Power.
Other expenses include restructuring expense related to employee severance of $3.3 million resulting from cost reduction initiatives that occurred shortly after the Company's acquisition of Purchasing Power.
The gain on change in fair value of receivables of $5.7 million reflects changes in the estimated fair value of Purchasing Power's receivables under the fair value option, including the impact of the passage of time, changes in credit performance, discount rates and other valuation inputs.

Four

	Three months ended March 31,				Change
(in thousands)	2026	% of revenue	2025	% of revenue	$	%
Gross merchandise volume	$279,990		$119,863		$160,127	133.6%

Four revenue	$34,967		$14,429		$20,538	142.3%

Provision for credit losses	9,597	27.4%	4,146	28.7%	5,451	131.5
Selling, general and administrative	12,654	36.2	6,688	46.4	5,966	89.2
Other expenses	253	0.7	392	2.7	(139)	(35.5)
	22,504	64.4	11,226	77.8	11,278	100.5
Operating profit	12,463	35.6	3,203	22.2	9,260	289.1
Interest expense, net	1,073	3.1	1,233	8.5	(160)	(13.0)
Earnings from continuing operations before income tax expense	$11,390	32.6%	$1,970	13.7%	$9,420	478.2%
Revenues at Four increased due to the continued significant growth in BNPL transactions, including growth in the Four+ subscription customers.
Provision for credit losses increased resulting from the growth in new BNPL transactions. Provision for credit losses as a percentage of revenue decreased resulting from improved decisioning and growth in subscription revenues.
Selling, general and administrative costs increased resulting from the following:
–Bank charges and processing fees increased $4.9 million related to higher customer payment transaction volumes; and
–Advertising expense increased $1.4 million resulting from additional marketing efforts to support the continued growth of Four.
Other Operations
Other operations incurred $8.3 million of losses before income tax expense, which is primarily related to costs incurred related to the successful acquisition of Purchasing Power on January 2, 2026.
Income Tax Expense
Income tax expense decreased to $11.3 million for the three months ended March 31, 2026 compared to $12.7 million in the prior year comparable period. The effective income tax rate was 23.9% for the three months ended March 31, 2026 compared to 26.8% for the same period in 2025. The decrease in the effective tax rate was primarily due to the discrete tax benefit related to stock-based compensation vestings in March 2026.

Overview of Financial Position
The major changes in the condensed consolidated balance sheet from December 31, 2025 to March 31, 2026 were driven by the acquisition of Purchasing Power on January 2, 2026, as discussed below:
•Cash and cash equivalents decreased $239.4 million from $308.8 million to $69.4 million during the three months ended March 31, 2026, due primarily to the cash consideration paid in connection with the acquisition of Purchasing Power. For additional information, refer to the "Liquidity and Capital Resources" section below.
•Accounts receivable, net of allowances and unearned interest income, increased $313.4 million compared to December 31, 2025 primarily due to the addition of Purchasing Power's receivable portfolio acquired on January 2, 2026.
•Lease merchandise, net of accumulated depreciation and allowances, decreased $77.7 million during the first quarter of 2026, primarily due to lower Progressive Leasing GMV which reduced lease originations and the related lease merchandise balance.
•Goodwill and other intangible assets, net increased $417.8 million, reflecting preliminary purchase accounting associated with the Purchasing Power acquisition, including the recognition of goodwill and identifiable intangible assets.
•Accounts payable and accrued expenses increased $40.5 million, primarily due to liabilities assumed in the Purchasing Power acquisition. Purchasing Power had $56.0 million of accounts payable and accrued liabilities as of March 31, 2026.
•Deferred income tax liabilities increased $26.7 million resulting from the recognition of deferred income tax liabilities with the acquisition of Purchasing Power.
•Income tax receivables decreased $21.3 million primarily due to federal tax refund received during the quarter ended March 31, 2026, resulting from enactment of tax legislation permitting 100% federal bonus depreciation.
•Debt, net increased $341.3 million primarily due to incremental borrowings incurred in connection with the acquisition of Purchasing Power and non-recourse funding debt of Purchasing Power that remained in place following the acquisition, partially offset by debt repayments during the period.
Overall, the changes in the Company's financial position during the period were primarily driven by the acquisition of Purchasing Power, which resulted in significant increases in assets, liabilities, and debt, partially offset by the use of cash to fund the transaction.

Liquidity and Capital Resources
General
We expect that our primary capital requirements will consist of:
•Reinvesting in our business, including acquiring merchandise to lease to our Progressive Leasing customers, purchasing products and services for resale through installment sales agreements with our Purchasing Power customers, and originating new BNPL transactions with our Four customers. Because we believe these businesses will continue to grow over the long-term, we expect that the need for additional merchandise will remain a major capital requirement;
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
Our capital requirements historically have been financed through:
•cash flows from operations;
•private debt offerings;
•bank debt; and
•stock offerings.
As of March 31, 2026, the Company had $69.4 million of cash, $350.0 million of availability under the Revolving Facility, and $943.7 million of gross indebtedness.
Cash Provided by Operating Activities
Cash provided by operating activities was $171.7 million and $209.9 million during the three months ended March 31, 2026 and 2025, respectively. The $38.2 million decrease in operating cash flows was driven by changes in working capital, primarily a decrease in accounts payable and accrued expenses, which reflects the timing of payments. This was partially offset by improved collections of accounts receivable, which reduced the use of cash compared to the prior year. Other changes in cash provided by operating activities are discussed above in our discussion of results for the three months ended March 31, 2026.
Cash Used in Investing Activities
Cash used in investing activities was $385.9 million and $4.1 million during the three months ended March 31, 2026 and 2025, respectively. The $381.8 million increase in investing cash outflows was primarily the result of the $391.8 million of cash paid for the acquisition of Purchasing Power, net of cash acquired.
Cash Used in Financing Activities
Cash used in financing activities was $15.1 million during the three months ended March 31, 2026 compared to $88.2 million during the same period in 2025. Cash used in financing activities during the three months ended March 31, 2026 was primarily $546.2 million of proceeds from borrowings, offset by $541.1 million of repayments on debt and $5.6 million paid for cash dividends. Cash used in financing activities during the three months ended March 31, 2025 was primarily the repayment of $50.0 million that was drawn on our revolving credit facility during the fourth quarter of 2024, the Company's repurchase of $26.1 million of its common stock and $5.3 million paid for cash dividends.

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
The Company did not repurchase any of its shares during the three months ended March 31, 2026. As of March 31, 2026, we had the authority to purchase additional shares up to our remaining authorization limit of $309.6 million.
Dividends
On February 25, 2026, our Board of Directors declared a quarterly cash dividend in the amount of $0.14 per share of outstanding common stock, which was paid on March 24, 2026. Aggregate dividend payments during the three months ended March 31, 2026 were $5.6 million. While we expect to continue paying quarterly cash dividends in future periods, the future payment of dividends, if permitted, will be at the sole discretion of our Board of Directors and will depend on our capital allocation strategy at that time as well as other factors, including our earnings, financial condition, and other considerations that our Board of Directors deems relevant.
Debt Financing
The Company's debt structure includes a combination of corporate-level borrowings and asset-backed financing arrangements of non-recourse funding debt. Our corporate-level borrowings increased to fund part of the purchase price we paid for the acquisition of Purchasing Power. Purchasing Power's asset-backed financing arrangements remained in place following our acquisition of Purchasing Power on January 2, 2026.
Corporate Debt
The Company maintains a $350.0 million senior revolving credit facility (the "Revolving Facility") that matures on November 15, 2029. Borrowings under the Revolving Facility bear interest, at the Company's election, at either a base rate or term SOFR plus an applicable margin based on the Company's leverage ratio, and the facility includes a commitment fee on unused capacity. As of March 31, 2026, there were no outstanding borrowings under the Revolving Facility and $350.0 million remained available for borrowing. During the three months ended March 31, 2026, borrowings under the Revolving Facility, which were repaid prior to the end of the quarter, were primarily utilized to support short-term liquidity needs in connection with the Purchasing Power acquisition and related transactions.
In connection with the acquisition of Purchasing Power, the Company entered into a Fourth Amendment to its existing credit agreement, which among other changes provided for a new $125.0 million term loan ("Term Loan A") maturing November 15, 2029. Term Loan A bears interest at a variable rate based on SOFR plus an applicable margin determined by the Company's leverage ratio and amortizes through quarterly principal payments, with the remaining balance due at maturity. During the three months ended March 31, 2026, the Company voluntarily repaid $75.0 million of the term loan, resulting in an outstanding balance of $50.0 million at period end.
The Company also has $600.0 million aggregate principal amount of senior unsecured notes due November 2029, which bear interest at a fixed rate of 6.0%. The remaining principal amount of those notes remained unchanged during the period.
Asset-Backed Financing
The securitization and warehouse funding arrangements utilized by Purchasing Power remained in place following the Company's acquisition of Purchasing Power. Those arrangements are structured as non-recourse, asset-backed financings secured by underlying receivables and related cash flows. These arrangements are accounted for as secured borrowings, as the related receivables remain on the Company's balance sheet.
Following its acquisition of Purchasing Power, the Company repaid and terminated certain of those securitization and warehouse facilities, while continuing to utilize asset-backed financing as a key funding source. On February 26, 2026, a wholly-owned securitization entity issued $220.0 million aggregate principal amount of asset-backed notes in a private placement transaction. These notes are secured by receivables held by the securitization entity, with collections applied through a customary priority of payments structure.
As of March 31, 2026, total asset-backed debt was $291.4 million, net of unamortized debt issuance costs. These arrangements include customary performance-based triggers and covenants, and if certain thresholds are not met, may result in rapid amortization of the outstanding debt. As of March 31, 2026, no such events had occurred and we do not expect any such event to occur in future periods.
Debt Activity and Liquidity
Total debt, net increased to $936.1 million as of March 31, 2026 from $594.9 million as of December 31, 2025, primarily driven by (i) borrowings incurred to finance the Purchasing Power acquisition, (ii) the asset-backed non-recourse funding debt that remained in place following the acquisition, and (iii) the issuance of new securitization debt, partially offset by repayments of both corporate and asset-backed borrowings during the period.
The Company's asset-backed financing arrangements are non-recourse to the general credit of the Company and are secured solely by the underlying receivables and related assets held within the securitization entities. Accordingly, these assets are restricted and not available to satisfy the claims of the Company's general creditors.
Covenants
The Company's debt agreements contain customary financial and operating covenants, including leverage and interest coverage requirements. As of March 31, 2026, the Company was in compliance with all such covenants and believes it will continue to be in compliance in the future.
Commitments
Income Taxes
During the three months ended March 31, 2026, we received net income tax refunds of $17.7 million. Within the next nine months, we anticipate making estimated net tax payments of $5.8 million for United States federal income taxes and state income taxes. That expectation includes anticipated favorable impacts on the Company's cash taxes resulting from the One Big Beautiful Bill Act, which was signed into law on July 4, 2025.
Deferred income tax liabilities as of March 31, 2026 were $147.9 million. Deferred income tax liabilities are calculated based on temporary differences between the tax basis of assets and liabilities and their respective book basis, which will result in taxable amounts in future years when the liabilities are settled at their reported financial statement amounts. The results of these calculations do not have a direct connection with the amount of cash taxes to be paid in any future periods.
Leases
We lease management and information technology space for corporate functions under operating leases expiring at various times through 2029. Our corporate and segment management office leases contain renewal options for additional periods ranging from two to five years.
Contractual Obligations and Commitments
Future interest payments on the Company's variable-rate debt are primarily based on the Secured Overnight Financing Rate ("SOFR") plus an applicable margin determined by the Company's leverage ratio. Following the Fourth Amendment to the Company's credit agreement, borrowings under the Revolving Facility and Term Loan A bear interest, at the Company's option, at either (i) SOFR plus a margin generally ranging from 1.5% to 2.8%, or (ii) a base rate plus a margin that is lower than the applicable SOFR-based margin. In addition, the Company is subject to commitment fees on unused revolving commitments, which range from 0.25% to 0.50% based on the Company's total net leverage ratio. The Revolving Facility and Term Loan A mature in November 2029.
As of March 31, 2026, the Company had no outstanding borrowings under the Revolving Facility. Accordingly, future interest obligations under the Revolving Facility will depend on future borrowing activity and prevailing interest rates.
The Company's $600.0 million aggregate principal amount of Senior Notes bear a fixed annual interest rate of 6.0%, payable semi-annually, and mature in November 2029.
In addition, the Company has asset-backed financing arrangements associated with its securitization activities, which are secured by underlying receivables and related cash flows. These arrangements include contractual obligations for interest and principal payments based on the performance and collections of the underlying receivables originated by Purchasing Power and are generally non-recourse to the Company's other assets.
The Company has no long-term contractual obligations to purchase merchandise or other commitments requiring minimum purchases beyond its normal course of business.

Critical Accounting Policies
Our critical accounting policies are described in our Annual Report on Form 10-K for the year ended December 31, 2025. There have been no material changes to those policies during the three months ended March 31, 2026, except as described below.
During the three months ended March 31, 2026, we adopted new accounting policies related to our acquisition of Purchasing Power, including revenue recognition, receivables, and debt-related policies. A detailed description of these policies is included in Note 1 in the accompanying condensed consolidated financial statements.
Recent Accounting Pronouncements
Refer to Note 1 to the condensed consolidated financial statements for a discussion of recently issued accounting pronouncements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As of March 31, 2026, the Company's exposure to market risk is primarily related to interest rate risk on its variable-rate debt, which includes borrowings under its Term Loan A and asset-backed financing arrangements. These borrowings generally bear interest at rates indexed to SOFR or other variable benchmarks, plus an applicable margin, and therefore expose the Company to variability in interest expense as market interest rates change.
As of March 31, 2026, the Company had no outstanding borrowings under its Revolving Facility; however, the facility remains available for future borrowings and, if utilized, would also bear interest at variable rates tied to SOFR or a base rate.
Based on the Company's variable-rate debt outstanding as of March 31, 2026, a hypothetical 1.0% increase or decrease in interest rates would result in a corresponding increase or decrease in annual interest expense of approximately $1.2 million.
The Company does not currently use derivative financial instruments or other market risk sensitive instruments to hedge exposure to interest rate, commodity price, or foreign currency risks, and does not hold such instruments for trading or speculative purposes.

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
This evaluation is performed to determine if our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms. No system of controls, no matter how well designed and operated, can provide absolute assurance that the objectives of the system of controls are met, and no evaluation of controls can provide absolute assurance that the system of controls has operated effectively in all cases. Our disclosure controls and procedures, however, are designed to provide reasonable assurance that the objectives of disclosure controls and procedures are met.
Based on management's evaluation, the CEO and CFO concluded that the Company's disclosure controls and procedures were effective as of the date of the evaluation to provide reasonable assurance that the objectives of disclosure controls and procedures are met.
Changes in Internal Control Over Financial Reporting.
During the three months ended March 31, 2026, as part of a multi-phase implementation of a new enterprise resource planning ("ERP") system that began during the second quarter of 2025 and is expected to continue throughout 2026, the Company began utilizing certain aspects of the new ERP system. The new ERP replaces legacy systems and is designed to, among other things, streamline and enhance the Company's financial and accounting processes through a comprehensive, integrated solution. In connection with the implementation, certain existing internal controls were modified or removed, and new internal controls and procedures were designed and implemented to align with the new ERP system. This implementation resulted in changes to certain internal controls over financial reporting. The Company performed additional testing and monitoring procedures during and after the go-live to ensure appropriate operations of controls. Additional phases of the implementation are planned for 2026, and we will continue to evaluate quarterly whether these changes materially affect our internal control over financial reporting.
On January 2, 2026, we acquired Purchasing Power. We are currently in the process of integrating Purchasing Power into our assessment of our internal control over financial reporting. Management's assessment and conclusions on the effectiveness of our disclosure controls and procedures as of March 31, 2026 excludes an assessment of the internal control over financial reporting of Purchasing Power.
Except as described above, there have been no changes in the Company's internal control over financial reporting during the three months ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II – OTHER INFORMATION
ITEM 1.LEGAL PROCEEDINGS
From time to time, we are party to various legal proceedings arising in the ordinary course of business. While any proceeding contains an element of uncertainty, we do not currently believe that any of the outstanding legal proceedings to which we are a party will have a material adverse impact on our business, financial position or results of operations. However, an adverse resolution of a number of these items may have a material adverse impact on our business, financial position or results of operations. For further information, see Note 8 in the accompanying condensed consolidated financial statements under the heading "Legal and Regulatory Proceedings," which discussion is incorporated by reference in response to this Item 1.
ITEM 1A.RISK FACTORS
The Company does not have any updates to its risk factors disclosure that were previously reported in the 2025 Annual Report.
ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
There were no share repurchases or other unregistered sales of equity securities for the three months ended March 31, 2026.
ITEM 3.DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.OTHER INFORMATION
During the three months ended March 31, 2026, none of our directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement."

ITEM 6.EXHIBITS

EXHIBIT NO.	DESCRIPTION OF EXHIBIT

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

10.22*	Supplemental Indenture and Subsidiary Guarantee dated April 1, 2026.

10.23*	Joinder Agreement dated March 17, 2026.

101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from this Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted in Inline XBRL (included in Exhibit 101)

*Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROG Holdings, Inc.
(Registrant)

Date:	April 29, 2026	By:	/s/ BRIAN GARNER
Brian Garner
Chief Financial Officer
(Principal Financial Officer)

Date:	April 29, 2026	By:	/s/ MATT SEWELL
Matt Sewell
Senior Vice President, Chief Accounting Officer
(Principal Accounting Officer)