Form 10-Q
period 2026-06-30
PROG Holdings, Inc.
filed 2026-07-30
CIK 1808834

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ________________________________
 FORM 10-Q
________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED June 30, 2026
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

Large Accelerated Filer	☒		Accelerated Filer	☐

Non-Accelerated Filer	☐	(Do not check if a smaller reporting company)	Smaller Reporting Company	☐

Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act				☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
    Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class	Shares Outstanding as of July 24, 2026
Common Stock, $0.50 Par Value	39,831,633

PROG HOLDINGS, INC.

PART I – FINANCIAL INFORMATION
ITEM 1.FINANCIAL STATEMENTS
PROG HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	June 30, 2026	December 31, 2025
Assets	(in thousands, except share data)
Cash and cash equivalents	$85,201	$308,774
Restricted cash	7,168	—
Receivables (net of allowances and unearned interest income of $94,401 in 2026 and $68,806 in 2025; includes $106,069 recorded at fair value in 2026)[1]	374,522	74,228
Other receivables (net of allowances and unearned interest income of $7,137 in 2026 and $0 in 2025; includes $10,063 recorded at fair value in 2026)[1]	39,777	—
Lease merchandise (net of accumulated depreciation and allowances of $429,925 in 2026 and $407,104 in 2025)	531,071	609,009
Loans receivable (net of allowances and unamortized fees of $19,808 in 2026 and $18,246 in 2025)	74,312	90,648
Property and equipment, net	24,414	19,526
Goodwill and other intangibles, net	763,089	353,835
Income tax receivable	25,150	47,894
Deferred income tax assets	18,852	19,561
Prepaid expenses and other assets	93,827	73,383
Assets of discontinued operations	10,683	13,550
Total assets	$2,048,066	$1,610,408
Liabilities and shareholders' equity
Accounts payable and accrued expenses	$148,668	$96,471
Debt, net[1]	887,064	594,861
Deferred income tax liabilities	157,177	121,152
Other liabilities	47,012	44,676
Liabilities of discontinued operations	2,805	6,831
Total liabilities	1,242,726	863,991
Commitments and contingencies (note 8)
Shareholders' equity
Common stock, par value $0.50 per share: authorized: 225,000,000 shares at June 30, 2026 and December 31, 2025; shares issued: 82,078,654 at June 30, 2026 and December 31, 2025	41,039	41,039
Additional paid-in capital	357,133	363,583
Retained earnings	1,656,044	1,594,685
	2,054,216	1,999,307
Less: treasury shares at cost
Common stock: 42,247,309 shares at June 30, 2026 and 42,502,844 at December 31, 2025	(1,248,876)	(1,252,890)
Total shareholders' equity	805,340	746,417
Total liabilities and shareholders' equity	$2,048,066	$1,610,408
1 As of June 30, 2026, receivables included $381.4 million of contractual amounts outstanding of consolidated VIEs that can only be used to settle their obligations, and debt included $293.7 million of liabilities of consolidated VIEs for which creditors have no recourse to the Company. See Note 1.
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

PROG HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
	(in thousands, except per share data)
Revenues
Lease revenues and fees	$549,830	$569,674	$1,146,694	$1,221,231
Product and service revenues	128,507	—	234,913	—
Other revenue	41,378	18,829	80,782	35,700
	719,715	588,503	1,462,389	1,256,931
Costs and expenses
Depreciation of lease merchandise	364,311	385,107	773,321	845,550
Cost of product sales	75,702	—	138,208	—
Provision for lease merchandise write-offs	46,499	42,633	90,150	90,651
Operating expenses	143,417	93,409	293,617	191,533
Provision for credit losses	30,667	8,043	54,834	13,544
	660,596	529,192	1,350,130	1,141,278
Gain on sale of lease receivables	4,701	—	11,158	—
Gain on change in fair value of receivables	1,810	—	7,522	—
Operating profit	65,630	59,311	130,939	115,653
Interest expense	(15,217)	(9,794)	(33,606)	(19,757)
Interest income	394	1,645	1,037	2,518
Earnings from continuing operations before income tax expense	50,807	51,162	98,370	98,414
Income tax expense	13,429	13,581	24,774	26,243
Net earnings from continuing operations	37,378	37,581	73,596	72,171
(Loss) earnings from discontinued operations, net of tax	(349)	902	(513)	1,030
Net earnings	$37,029	$38,483	$73,083	$73,201
Basic earnings per share
Continuing operations	$0.93	$0.94	$1.84	$1.78
Discontinued operations	(0.01)	0.02	(0.01)	0.03
Total basic earnings per share	$0.92	$0.96	$1.83	$1.81
Diluted earnings per share
Continuing operations	$0.92	$0.93	$1.81	$1.75
Discontinued operations	(0.01)	0.02	(0.01)	0.03
Total diluted earnings per share	$0.91	$0.95	$1.80	$1.78
Cash dividend declared per share
Common stock	$0.14	$0.13	$0.28	$0.26
Weighted average shares outstanding
Basic	40,177	40,130	40,038	40,484
Diluted	40,734	40,559	40,772	41,203
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

PROG HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended June 30,
	2026	2025
	(in thousands)
Operating activities
Net earnings	$73,083	$73,201
Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation of lease merchandise	773,321	845,550
Other depreciation and amortization	25,208	12,111
Provisions for accounts receivable and credit losses	213,345	198,650
Stock-based compensation	16,842	14,536
Gain on change in fair value of receivables	(7,522)	—
Deferred income taxes	17,746	(20,049)
Gain on sale of receivables	(11,706)	—
Non-cash lease expense	(1,284)	(1,642)
Other changes, net	1,513	(943)
Changes in operating assets and liabilities, net of effects of the acquisition:
Additions to lease merchandise	(814,049)	(784,951)
Book value of lease merchandise sold or disposed	118,665	93,340
Accounts receivable	(109,136)	(147,179)
Prepaid expenses and other assets	(1,989)	5,480
Income tax receivable and payable	22,722	1,749
Accounts payable and accrued expenses	(37,179)	(4,620)
Customer deposits and advance payments	(1,644)	(5,413)
Cash provided by operating activities	277,936	279,820
Investing activities
Investments in loans receivable	(599,515)	(370,099)
Proceeds from loans receivable	592,456	339,206
Funding of other receivables	(45,919)	—
Collections from other receivables	38,565	—
Purchases of property and equipment	(8,194)	(3,896)
Proceeds from sale of property and equipment	234	—
Acquisition of business, net of cash acquired	(391,845)	—
Cash used in investing activities	(414,218)	(34,789)
Financing activities
Proceeds from debt	546,178	—
Repayments on debt	(591,108)	(50,000)
Dividends paid	(11,218)	(10,443)
Acquisition of treasury stock	(10,185)	(51,775)
Issuance of stock under stock option and employee purchase plans	1,135	1,028
Cash paid for shares withheld for employee taxes	(10,297)	(7,385)
Debt issuance costs	(4,628)	(84)
Cash used in financing activities	(80,123)	(118,659)
(Decrease) increase in cash, cash equivalents and restricted cash	(216,405)	126,372
Cash, cash equivalents and restricted cash at beginning of period	308,774	95,655
Cash, cash equivalents and restricted cash at end of period	$92,369	$222,027
Net cash (received) paid during the period:
Interest	$31,774	$18,795
Income taxes	$(15,643)	$45,044
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
As of June 30, 2026, PROG Holdings has three reportable segments: (i) Progressive Leasing, an in-store, app-based, and e-commerce point-of-sale lease-to-own solutions provider; (ii) Purchasing Power, a voluntary employee benefit program provider, allowing employees to purchase brand-name products and services through either automatic payroll deductions or allotments and (iii) Four Technologies, Inc. ("Four"), a modern cloud-native mobile app which offers Buy Now, Pay Later ("BNPL") payment options to consumers through the Four platform.
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
PROG Holdings' ecosystem of financial technology offerings also includes MoneyApp, a mobile application that offers customers short-term liquidity solutions. MoneyApp is not a reportable segment as its financial results are not significant to the Company's condensed consolidated financial results.
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
The accompanying unaudited condensed consolidated financial statements do not include all information required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments, which are of a normal recurring nature, considered necessary for a fair presentation have been included in the accompanying unaudited condensed consolidated financial statements. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2025 (the "2025 Annual Report") filed with the United States Securities and Exchange Commission on February 18, 2026. The results of operations for the three and six months ended June 30, 2026 are not necessarily indicative of operating results for the full year.
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
The purchase price allocation is preliminary and subject to adjustment during the measurement period, which may extend up to one year from the acquisition date. The Company continues to evaluate, among other items, the fair value of certain accrued liabilities.
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

	Three months ended June 30,		Six months ended June 30,
(shares in thousands)	2026	2025	2026	2025
Weighted average shares outstanding	40,177	40,130	40,038	40,484
Dilutive effect of share-based awards	557	429	734	719
Weighted average diluted shares outstanding	40,734	40,559	40,772	41,203
Approximately 392,000 and 480,000 weighted-average share-based awards were excluded from the computation of diluted earnings per share during the three and six months ended June 30, 2026, respectively, as the awards would have been anti-dilutive for the periods presented.

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
Initial direct costs related to lease-purchase agreements are capitalized as incurred and amortized as operating expense over the estimated lease term. The capitalized costs have been classified within prepaid expenses and other assets in the accompanying condensed consolidated balance sheets.
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
Four
The Company recognizes revenues generated from processing fees and late fees charged in connection with its interest-free installment loans originated through Four's BNPL platform. Processing fees represent fees earned as a component of the economics of the underlying consumer loans receivable. Accordingly, the processing fees are recognized as an adjustment to the yield of the related receivables pursuant to ASC 310. Late fees assessed on delinquent receivables are recognized upon collection.
In addition, the Company earns subscription revenue from certain consumer applications as well as affiliate fees and interchange revenues. In accordance with ASC 606, revenue is recognized when promised services are provided to the customer. Subscription revenue is recognized as the Company provides continuous access to the underlying services over the subscription term, while affiliate fees and interchange revenue are recognized at a point in time when the performance obligation for the services are provided.
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
The Company estimates expected credit losses on these receivables in accordance with ASC 326, "Credit Losses," using a lifetime expected loss methodology. The Company has elected the practical expedient that permits an entity to assume that current conditions as of the balance sheet date do not change for the remaining life for the six- and twelve-month installment sale receivables. This practical expedient is not applicable for eighteen-month retail installment sale receivables. The lifetime expected loss allowance incorporates historical loss experience and current portfolio characteristics, and for eighteen-month retail installment sale receivables, a reasonable and supportable forecast of future economic conditions. For periods beyond which economic forecasts are considered reasonable and supportable, expected credit losses revert to historical loss experience. Receivables are charged off against the allowance for credit losses when they are deemed uncollectible, which is generally when amounts are more than 150 days past due.
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
The Company records a provision for write-offs using the allowance method. The allowance method for lease merchandise write-offs estimates the merchandise losses incurred but not yet identified by management as of the end of the accounting period based on historical write-off experience. Other qualitative factors, such as current and forecasted customer payment trends, are considered in estimating the allowance. Given the significant uncertainty regarding the impacts of inflation, including higher fuel costs, tariffs, elevated interest rates, and unemployment rates on our business, a high level of estimation was involved in determining the allowance as of June 30, 2026. Actual lease merchandise write-offs may differ materially from the allowance as of June 30, 2026. For customer lease agreements that are past due, the Company's policy is to write off lease merchandise after 120 days.
The following table shows the components of the allowance for lease merchandise write-offs, which is included within lease merchandise, net in the condensed consolidated balance sheets:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2026	2025	2026	2025
Beginning balance	$50,376	$55,070	$47,000	$51,874
Net book value of merchandise written off	(47,161)	(51,167)	(89,251)	(97,812)
Recoveries	2,305	2,327	4,120	4,150
Provision for write-offs	46,499	42,633	90,150	90,651
Ending balance	$52,019	$48,863	$52,019	$48,863

PROG HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Vendor Incentives and Rebates Provided to POS Partners
Progressive Leasing has agreements with some of its POS partners that require additional consideration to be paid to the POS partner, including payments for exclusivity, rebates based on lease volume originations generated through the POS partners, and payments to the POS partners for marketing or other development initiatives to promote additional lease originations through these POS partners. Payments made to POS partners as consideration for them providing exclusivity to Progressive Leasing for lease-to-own transactions with customers of the POS partner are expensed on a straight-line basis over the exclusivity term. Rebates are accrued over the period the POS partner is earning the rebate, which is typically based on quarterly or annual lease origination volumes. Payments made to POS partners for marketing or development initiatives are expensed on a straight-line basis over the period the POS partner is earning the funds or the specified marketing term. Progressive Leasing expensed $8.4 million and $16.7 million for such additional consideration to POS partners during the three and six months ended June 30, 2026, respectively, compared to $8.0 million and $17.1 million during the three and six months ended June 30, 2025. Expenses related to additional consideration provided to POS partners are classified within operating expenses in the condensed consolidated statements of earnings.
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
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets to the total amount shown in the condensed consolidated statements of cash flows:

	Six months ended June 30,
(in thousands)	2026	2025
Cash and cash equivalents	$85,201	$222,027
Restricted cash	7,168	—
Total cash, cash equivalents and restricted cash per statement of cash flows	$92,369	$222,027
Loans Receivable, Net
Gross loans receivable primarily represents amounts due to our Four segment. The allowance and unamortized fees represent estimated uncollectible amounts and unamortized affiliate merchant fee discounts. Loans receivable, net, includes $67.8 million and $84.4 million of outstanding receivables from customers of Four as of June 30, 2026 and December 31, 2025, respectively, with the remainder relating to our other strategic operations.
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
Prepaid Expenses and Other Assets
Prepaid expenses and other assets consist of the following:

(in thousands)	June 30, 2026	December 31, 2025
Prepaid expenses	$37,511	$28,885
Prepaid lease merchandise	11,829	14,233
Prepaid software expenses	15,694	10,321
Unamortized initial direct costs on lease agreement originations	6,487	6,838
Operating lease right-of-use assets	7,839	2,740
Inventories	2,444	—
Other assets	12,023	10,366
Prepaid expenses and other assets	$93,827	$73,383
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
Right‑of‑use assets and lease liabilities related to operating leases are included in prepaid expenses and other assets and other liabilities on the condensed consolidated balance sheets. In April 2026, the Company amended one of its Atlanta, Georgia office leases, extending the term through July 2032. The amendment was accounted for as a lease modification under ASC 842, resulting in a $3.3 million remeasurement of the associated right-of-use asset and lease liability as of the modification date.
Inventories relate to Purchasing Power and consist of customer-directed goods in transit for which Purchasing Power assumes ownership during the shipment process and to a lesser extent, returned merchandise. Inventories are stated at the lower of cost or net realizable value.
Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consist of the following:

(in thousands)	June 30, 2026	December 31, 2025
Accounts payable	$45,174	$18,504
Accrued salaries and benefits	32,948	16,201
Accrued sales and personal property taxes	15,497	9,588
Income taxes payable	1,083	1,177
Uncertain tax positions	3,553	2,695
Accrued vendor rebates	7,869	13,212
Other accrued expenses and liabilities	42,544	35,094
Accounts payable and accrued expenses	$148,668	$96,471
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
In a securitization transaction, Purchasing Power transfers receivables to the related bankruptcy‑remote SPE that issues multiple classes of asset‑backed notes to third‑party noteholders. Proceeds from these issuances are used to acquire receivables and finance originations and/or repay existing financing arrangements. The securitization structures include customary credit‑enhancement features, including overcollateralization, priority of payments (cash flow waterfalls), and reserve accounts.
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
The Company is not contractually required and does not currently intend to provide additional financial support to these VIEs beyond its existing contractual obligations. Although these VIEs are consolidated, they are separate legal entities, and as of June 30, 2026, certain of their assets and liabilities are included in the Company's condensed consolidated balance sheets, including receivables with a total contractual balance of approximately $381.4 million, which are included within receivables and other receivables, restricted cash of $6.3 million, and indebtedness of $293.7 million. The assets of the VIEs, including receivables and restricted cash, are subject to contractual restrictions and may only be used to settle obligations of the respective VIEs. The creditors of the VIEs do not have recourse to the assets or general credit of the Company or its other subsidiaries.
Goodwill and Other Intangible Assets
Goodwill represents the excess of the purchase price paid over the fair value of the identifiable net tangible and intangible assets acquired in connection with business acquisitions. Progressive Leasing, Purchasing Power and Four have goodwill as of June 30, 2026.

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
The Company determined that there were no events or circumstances that occurred during the six months ended June 30, 2026 that would more likely than not reduce the fair value of Progressive Leasing, Purchasing Power or Four below their carrying amounts.
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
Indefinite-Lived Intangible Assets
The following table summarizes information related to indefinite-lived intangible assets at June 30, 2026 and December 31, 2025:

(in thousands)	June 30, 2026	December 31, 2025
Trade Name	$53,000	$53,000
Goodwill
Progressive Leasing	$288,801	$288,801
Purchasing Power	110,653	—
Four	7,260	7,260
Total goodwill	$406,714	$296,061
Indefinite-lived intangible assets	$459,714	$349,061
Definite-Lived Intangible Assets
The following table summarizes information related to definite-lived intangible assets at June 30, 2026 and December 31, 2025:

	June 30, 2026			December 31, 2025
(in thousands)	Gross	Accumulated amortization	Net	Gross	Accumulated amortization	Net
Client relationships	$258,000	$(12,900)	$245,100	$—	$—	$—
Retail partner and broker relationships	205,587	(182,787)	22,800	181,586	(177,271)	4,315
Trademarks and trade names	29,587	(1,312)	28,275	587	(528)	59
Internally developed technology	92,000	(84,800)	7,200	84,000	(83,600)	400
Total	$585,174	$(281,799)	$303,375	$266,173	$(261,399)	$4,774

PROG HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Stock-Based Compensation
During the six months ended June 30, 2026, the Company issued 714,648 restricted stock units and 246,703 performance share units to certain employees. The restricted stock units vest over one to three-year periods. The performance share units, for which various business, strategic and compliance goals are the performance metrics, also vest over one- to three-year periods, if they are earned at the end of their one-year performance period. The weighted average fair value of the restricted stock and performance share awards was $36.61, which was based on the fair market value of the Company's common stock on the dates of grant. The Company also issued 124,429 performance share units which may be earned after a three-year vesting period by achieving specified levels of total shareholder return ("TSR") of the Company's common stock relative to the TSR of the S&P 600 Small Cap Index. The fair value of the TSR performance share units was $59.12, which was based on a grant date value using a Monte Carlo simulation model. The Company will recognize the grant date fair value of the restricted stock units and TSR performance share units as stock-based compensation expense over the requisite service period determined in accordance with the terms of the grant agreement. The Company will recognize the grant date fair value of the performance units as stock-based compensation expense over the estimated vesting period based on the Company's projected assessment of the performance conditions that are probable of being achieved in accordance with ASC 718, "Stock-based Compensation."
Shareholders' Equity
Changes in shareholders' equity for the six months ended June 30, 2026 and 2025 are as follows:

	Treasury stock		Common stock		Additional paid-in capital	Retained earnings	Total shareholders' equity
(in thousands)	Shares	Amount	Shares	Amount
Balance, December 31, 2025	(42,503)	$(1,252,890)	82,079	$41,039	$363,583	$1,594,685	$746,417
Cash dividends, $0.14 per share	—	—	—	—	—	(5,860)	(5,860)
Stock-based compensation	—	—	—	—	7,651	—	7,651
Reissued shares	488	12,841	—	—	(22,748)	—	(9,907)
Net earnings	—	—	—	—	—	36,054	36,054
Balance, March 31, 2026	(42,015)	$(1,240,049)	82,079	$41,039	$348,486	$1,624,879	$774,355
Cash dividends, $0.14 per share	—	—	—	—	—	(5,864)	(5,864)
Stock-based compensation	—	—	—	—	9,209	—	9,209
Reissued shares	48	1,358	—	—	(562)	—	796
Repurchased shares	(280)	(10,185)	—	—	—	—	(10,185)
Net earnings	—	—	—	—	—	37,029	37,029
Balance, June 30, 2026	(42,247)	$(1,248,876)	82,079	$41,039	$357,133	$1,656,044	$805,340

PROG HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Treasury stock		Common stock		Additional paid-in capital	Retained earnings	Total shareholders' equity
(in thousands)	Shares	Amount	Shares	Amount
Balance, December 31, 2024	(41,263)	$(1,218,746)	82,079	$41,039	$358,538	$1,469,450	$650,281
Cash dividends, $0.13 per share	—	—	—	—	—	(5,465)	(5,465)
Stock-based compensation	—	—	—	—	7,806	—	7,806
Reissued shares	474	14,338	—	—	(21,062)	—	(6,724)
Repurchased shares	(936)	(26,168)	—	—	—	—	(26,168)
Net earnings	—	—	—	—	—	34,718	34,718
Balance, March 31, 2025	(41,725)	$(1,230,576)	82,079	$41,039	$345,282	$1,498,703	$654,448
Cash dividends, $0.13 per share	—	—	—	—	—	(5,418)	(5,418)
Stock-based compensation	—	—	—	—	6,646	—	6,646
Reissued shares	90	2,629	—	—	(2,221)	—	408
Repurchased shares	(900)	(25,894)	—	—	—	—	(25,894)
Net earnings	—	—	—	—	—	38,483	38,483
Balance, June 30, 2025	(42,535)	$(1,253,841)	82,079	$41,039	$349,707	$1,531,768	$668,673
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
Management expects the acquisition to meaningfully expand the Company's platform by broadening consumers' access to flexible, inclusive and convenient payment options across high-demand categories and to strengthen the Company's partner ecosystem through Purchasing Power's more than 360 employer-client relationships and benefit-broker distribution channel.
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
The Company incurred $10.7 million of acquisition-related costs during the six months ended June 30, 2026, which were recorded within operating expenses in the condensed consolidated statements of earnings, and are not included in consideration transferred. The Company incurred approximately $2.2 million of acquisition-related costs in the year ended December 31, 2025 related to this transaction.
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
The Company has completed a preliminary allocation of the purchase price to the identifiable assets acquired and liabilities assumed based on their estimated fair values as of the Acquisition Date. The valuation of certain accrued liabilities is

PROG HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
preliminary. Accordingly, the purchase price allocation is subject to adjustment during the measurement period (not to exceed one year from the Acquisition Date) as additional information becomes available and such changes may result in adjustments to goodwill.
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
The purchase price allocation remains preliminary as of June 30, 2026. During the three months ended June 30, 2026, no measurement period adjustments were recorded.
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
In addition, the Company expects to realize operational efficiencies and cost savings through the integration of technology platforms, consolidation of certain corporate and administrative functions, and optimization of funding and servicing operations. Goodwill also reflects the value of the assembled workforce and other intangible benefits that do not qualify for separate recognition under ASC 805. All goodwill recognized has been assigned to the Purchasing Power reporting unit. The goodwill is partially deductible for income tax purposes based on the structure of the acquisition. Approximately $77.2 million of the goodwill is expected to be deductible and amortizable for tax purposes, with the remainder not expected to be deductible.

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
In addition, Purchasing Power had $338.6 million of non-recourse funding debt under its securitization and warehouse facilities. This non-recourse funding debt remained in place, and has been recorded at fair value as of the acquisition date and is reflected as liabilities in the preliminary purchase price allocation. The funding debt is secured solely by the related receivables and is non-recourse to the Company's other assets.
See Note 7 for additional information regarding the Company's debt arrangements.
Supplemental Pro Forma Information
The following unaudited pro forma information presents the combined results of operations of the Company as if the acquisition of Purchasing Power had occurred on January 1, 2025:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2026	2025	2026	2025
Total revenues from continuing operations	$719,715	$707,194	$1,462,389	$1,482,697
Net earnings from continuing operations	$36,311	$36,275	$75,007	$61,640
The unaudited pro forma information reflects adjustments directly attributable to the acquisition, including amortization of acquired intangible assets, financing effects, and related tax impacts. The pro forma information does not include the effects of expected synergies, integration activities, or other nonrecurring items, and is not necessarily indicative of future results.
Net cash used in the acquisition, net of cash and restricted cash acquired of $32.4 million, was $391.8 million and is included within investing activities in the condensed consolidated statements of cash flows for the six months ended June 30, 2026.
For the three months ended June 30, 2026, Purchasing Power contributed revenues of $130.4 million and a pre-tax net loss of $0.3 million to the Company's condensed consolidated results of operations. For the six months ended June 30, 2026, Purchasing Power contributed revenues of $237.5 million and a pre-tax net loss of $7.8 million.

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
Continuing Involvement
Following the cut-off date of the sale, Vive continued to originate new credit card receivables for a short period of time under existing merchant agreements, until origination services could be transferred to Fortiva. These receivables are owned by Vive and are expected to be resolved over time through a sale or other disposition. Because these activities are directly related to the disposed credit card business and occurred only to facilitate the transition of merchant relationships, the related revenues and expenses are included in discontinued operations.
Summarized Financial Information of Discontinued Operations
The following table summarizes the major classes of line items constituting the operations of Vive, which are included within the (loss) earnings from discontinued operations, net of income tax, in the condensed consolidated statements of earnings and the operating and investing cash flows of the discontinued operations.

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2026	2025	2026	2025
Revenues	$934	$16,160	$2,004	$31,820
Operating (loss) profit	(511)	1,413	(614)	1,392
(Loss) earnings from discontinued operations before income tax	(536)	1,413	(700)	1,392
Income tax (benefit) expense from discontinued operations	(187)	511	(187)	362
(Loss) earnings from discontinued operations, net of tax	$(349)	$902	$(513)	$1,030

Cash flows[1]:
Cash (used in) provided by operating activities - discontinued operations			$(5,335)	$16,339
Cash provided by (used in) investing activities - discontinued operations			$3,530	$(19,321)
1 Vive did not generate cash flows from financing activities for the periods presented.
The following table summarizes the major classes of assets and liabilities of discontinued operations as of June 30, 2026 and December 31, 2025:

(in thousands)	June 30, 2026	December 31, 2025
Assets
Accounts receivable, net	$—	$17
Loans receivable, net	7,269	9,570
Deferred tax assets	2,671	2,671
Prepaid expenses and other assets	743	1,292
Total assets of discontinued operations	$10,683	$13,550
Liabilities
Accounts payable and accrued expenses	$2,735	$6,831
Income tax payable	70	—
Total liabilities of discontinued operations	$2,805	$6,831

PROG HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 4. ACCOUNTS RECEIVABLE AND OTHER RECEIVABLES
Accounts receivable and other receivables consist of the following:

(in thousands)	June 30, 2026	December 31, 2025
Accounts receivable
Progressive Leasing accounts receivable:
Progressive Leasing accounts receivable	$130,748	$136,234
Less: accounts receivable allowance	(69,436)	(68,806)
Progressive Leasing accounts receivable, net	61,312	67,428

Four affiliate and interchange fees receivable	5,899	6,800

Purchasing Power accounts receivable
Accounts receivable - acquired portfolio (at fair value)	106,069	—
Accounts receivable - post-acquisition portfolio	199,396	—
Less: allowance for credit losses - post-acquisition portfolio	(23,478)	—
Less: unearned interest income - post-acquisition portfolio	(1,487)	—
Client and miscellaneous receivables	26,811	—
Purchasing Power accounts receivable, net	307,311	—

Total accounts receivable, net	$374,522	$74,228

Other receivables - Purchasing Power
Other receivables - acquired portfolio (at fair value)	10,063	—
Other receivables - post-acquisition portfolio	36,851	—
Less: allowance for credit losses - post-acquisition portfolio	(4,469)	—
Less: unearned interest income - post-acquisition portfolio	(2,668)	—
Total other receivables, net	$39,777	$—
Progressive Leasing
Progressive Leasing accounts receivable represent lease payments due from customers and are presented net of an accounts receivable allowance.
The following table summarizes activity in the lease receivable allowance related to Progressive Leasing:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2026	2025	2026	2025
Beginning balance	$68,270	$73,868	$68,806	$71,607
Net book value of accounts receivable written off	(91,513)	(98,028)	(179,891)	(192,238)
Recoveries	10,233	10,671	22,160	22,546
Accounts receivable provision	82,446	82,277	158,361	166,873
Ending balance	$69,436	$68,788	$69,436	$68,788

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
Receivables acquired in the acquisition, including both accounts receivable and other receivables, are measured at fair value in accordance with the fair value option. During the three and six months ended June 30, 2026, the Company recognized a $1.8 million and $7.5 million gain on change in the fair value of receivables, respectively, which includes $2.9 million and $9.4 million of interest income accretion offset by $1.1 million and $1.9 million of changes in the fair value for the three and six months ended June 30, 2026, respectively. Receivables originated subsequent to the acquisition date are measured at amortized cost. Additional information regarding measurement and income or loss recognition is included in Note 1.
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
The following table summarizes activity in the allowance for credit losses related to Purchasing Power post-acquisition receivables:

	Three months ended June 30, 2026		Six months ended June 30, 2026
(in thousands)	Accounts receivable	Other receivables	Accounts receivable	Other receivables
Beginning balance	$11,030	$1,931	$—	$—
Net book value of accounts written off	(43)	(4)	(43)	(4)
Recoveries	80	4	80	4
Provision for credit losses	12,411	2,538	23,441	4,469
Ending balance	$23,478	$4,469	$23,478	$4,469
The following table presents the amortized cost basis of Purchasing Power receivables originated post-acquisition, disaggregated by credit quality indicator, as of June 30, 2026:

(in thousands)	Originated post-acquisition accounts receivables			Originated post-acquisition other receivables
Aging category	Federal	Non-Federal	June 30, 2026	Federal	Non-Federal	June 30, 2026
1-30 days past due	$1,521	$13,702	$15,223	$440	$1,676	$2,116
31-59 days past due	677	3,445	4,122	159	464	623
60 or more days past due	679	3,637	4,316	140	407	547
Past due receivables	$2,877	$20,784	$23,661	$739	$2,547	$3,286
Current receivables	$17,317	$158,418	$175,735	$5,360	$28,205	$33,565

PROG HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 5. LOANS RECEIVABLE
The following is a summary of the Company's loans receivable, net:

(in thousands)	June 30, 2026	December 31, 2025
Loans receivable, gross	$94,120	$108,894
Unamortized fees	(1,159)	(928)
Loans receivable, amortized cost	92,961	107,966
Allowance for loan losses	(18,649)	(17,318)
Loans receivable, net of allowances and unamortized fees[1]	$74,312	$90,648
1 Loans receivable, net of allowances and unamortized fees attributable to Four was $67.8 million and $84.4 million as of June 30, 2026 and December 31, 2025, respectively.
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
Below is a summary of the credit quality of Four's loan portfolio as of June 30, 2026 and December 31, 2025 by proprietary risk category as determined at the time of loan origination:

	June 30, 2026	December 31, 2025
Four - proprietary risk category:
Category A	37.5%	19.6%
Category B	44.2%	48.5%
Category C	18.3%	31.9%
The table below presents credit quality indicators of the amortized cost of the Company's loans receivable by origination year:

As of June 30, 2026 (in thousands)	2026	2025 and Prior	Total
Four - proprietary risk category:
Category A	$31,773	$—	$31,773
Category B	37,390	—	37,390
Category C	15,508	—	15,508
Other strategic operations	8,290	—	8,290
Total amortized cost	$92,961	$—	$92,961

Gross charge-offs by origination year for the six months ended June 30, 2026	$11,870	$19,316	$31,186
Included in the table below is an aging of the loans receivable, gross balance:

(dollar amounts in thousands)
Aging category	June 30, 2026	December 31, 2025
1-30 days past due	12.7%	12.5%
31-59 days past due	8.2%	3.9%
60 or more days past due	6.3%	2.9%
Past due loans receivable	27.2%	19.3%
Current loans receivable	72.8%	80.7%
Balance of loans receivable 90 or more days past due and still accruing interest and fees	$—	$—

PROG HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The table below presents the components of the allowance for loan losses:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2026	2025	2026	2025
Beginning balance	$17,594	$9,429	$17,318	$9,228
Provision for credit losses	15,719	8,043	26,925	13,544
Charge-offs	(17,521)	(8,726)	(31,186)	(14,773)
Recoveries	2,857	1,103	5,592	1,850
Ending balance	$18,649	$9,849	$18,649	$9,849
NOTE 6. FAIR VALUE MEASUREMENT
Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table summarizes financial assets and liabilities measured at fair value on a recurring basis:

(in thousands)	June 30, 2026			December 31, 2025
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Purchasing Power accounts receivable - acquired portfolio	$—	$—	$106,069	$—	$—	$—
Purchasing Power other receivables - acquired portfolio	$—	$—	$10,063	$—	$—	$—
Deferred compensation liability	$—	$3,914	$—	$—	$3,431	$—
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
Purchasing Power receivables originated subsequent to the acquisition date generally have contractual terms of 12 months or less, and the Company believes the carrying value of these receivables approximates fair value due to their short duration. For receivables with contractual terms exceeding 12 months and other receivables, the Company records the receivables at the present value of expected future cash flows using a discount rate reflective of the underlying transaction at inception. The Company believes these discount rates approximate current market rates for similar instruments, and there have not been significant changes in credit risk or market conditions since origination. Accordingly, the carrying value of these receivables approximates their fair value.
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
The following table summarizes the fair value of the Company's fixed-rate debt:

(in thousands)	June 30, 2026			December 31, 2025
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Senior notes	$—	$585,660	$—	$—	$592,140	$—
Asset-backed debt	$—	$—	$219,706	$—	$—	$—
NOTE 7: INDEBTEDNESS
The Company's debt consists of the following:

(in thousands)	Interest rate	Maturity	June 30, 2026	December 31, 2025
Corporate debt
Senior unsecured notes	6.00%	November 2029	$600,000	$600,000
Term Loan A	Variable[1]	November 2029	—	—
Revolving facility outstanding	Variable[2]	November 2029	—	—
Less: unamortized debt issuance costs			(4,490)	(5,139)
Total corporate debt, net			595,510	594,861

Asset-backed debt
Class A - Series 2023-A	Variable[3]	April 2030	58,498	—
Class B - Series 2023-A	Variable[3]	April 2030	15,180	—
Class A - Series 2026-A	4.37%	August 2030	122,680	—
Class B - Series 2026-A	4.81%	August 2030	32,010	—
Class C - Series 2026-A	5.25%	August 2030	29,330	—
Class D - Series 2026-A	5.40%	August 2030	20,230	—
Class E - Series 2026-A	7.54%	August 2030	15,750	—
Less: Unamortized debt issuance costs			(2,124)	—
Total asset-backed debt, net			291,554	—

Total debt, net			$887,064	$594,861
1 Term Loan A bore interest at either a base rate or term SOFR plus an applicable margin based on the Company's leverage ratio.
2 The Revolving Facility bears interest at either a base rate or term SOFR plus an applicable margin based on the Company's leverage ratio.
3 The 2023-A facility bears interest on Class A at 2.05% plus the greater of the CP Rate (as defined in the agreement) or the floor rate of 0% and for Class B at 8.25% plus the greater of the term SOFR plus 0.1% or the floor rate of 3.0%.
Corporate Debt
Senior Unsecured Notes
The Senior Notes are general unsecured obligations of the Company and are guaranteed by certain of the Company's existing and future domestic subsidiaries. There were no changes to the Company's Senior Unsecured Notes during the three and six months ended June 30, 2026. Debt issuance costs are presented as a direct reduction of the carrying amount of the debt and amortized using the effective interest method over the contractual term of the loan in accordance with ASC 835-30.

PROG HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
The Credit Facility contains financial covenants, which include requirements that the Company maintain ratios of (i) total net debt to EBITDA as defined by the Credit Facility of no more than (a) 3.25:1.00, as of the last day of each Fiscal Quarter ending during the period from January 1, 2026 to and including December 31, 2026, (b) 3.00:1.00, as of the last day of each Fiscal Quarter ending during the period from January 1, 2027 to and including December 31, 2027, and (c) 2.50:1.00, as of the last day of each Fiscal Quarter ending thereafter; and (ii) consolidated interest coverage of no less than 3.00:1.00. As of June 30, 2026, the Company was in compliance with all financial covenants under the Credit Facility, including the maximum total net leverage ratio and minimum interest coverage ratio requirements.
The Company maintains a $350.0 million senior unsecured Revolving Facility which matures on November 15, 2029. Borrowings bear interest, at the Company's election, at either a base rate or a term SOFR rate plus an applicable margin based on the Company's leverage ratio. The Revolving Facility includes a commitment fee on unused capacity.
As of June 30, 2026, there were no outstanding borrowings under the Revolving Facility, with $350.0 million remaining available for borrowing. Borrowings and repayments under the Revolving Facility during the quarter primarily related to short‑term liquidity needs surrounding the acquisition and related transactions. Unamortized debt issuance costs related to the Revolving Facility were $3.2 million and $2.6 million as of June 30, 2026 and December 31, 2025, respectively. These amounts were included within prepaid expenses and other assets in the condensed consolidated balance sheets and are amortized over the term of the facility using the effective interest method.
The Term Loan A was scheduled to mature November 15, 2029, and was voluntarily prepaid in full during the six months ended June 30, 2026. Term Loan A had been amortizing through quarterly principal payments, and borrowings bore interest at either a base rate or a term SOFR rate plus an applicable margin determined by the Company's leverage ratio.
Securitization and Asset-Backed Debt
In connection with the acquisition of Purchasing Power on January 2, 2026, certain non-recourse funding debt arrangements remained in place, including securitization and warehouse credit facilities, which were recorded at fair value in accordance with ASC 805. Fair value was determined using discounted cash flow models incorporating market spreads for comparable instruments (Level 3 input).
These arrangements are accounted for as secured borrowings, as the related receivables remain on the Company's condensed consolidated balance sheets. See Note 1 for additional information regarding the structure, consolidation, and nature of VIEs.
The asset-backed debt is secured by receivables and related collections held by the applicable securitization entities. These assets are restricted and are not available to satisfy the claims of the Company's general creditors. As of June 30, 2026, the carrying values of the receivables pledged as collateral for these arrangements was $381.4 million. Restricted cash held by the securitization entities, including collections and reserve accounts, was $6.3 million.
Collections on the underlying receivables are applied pursuant to contractual priority of payments provisions. These provisions generally require that cash flows be applied to servicing fees, interest on outstanding notes, and principal repayments, with any remaining amounts distributed to the Company.
The Company's securitization and warehouse arrangements include various financial and performance covenants. Under the 2023-A warehouse facility, as amended, the Company is required to maintain (i) a maximum consolidated total net debt to EBITDA ratio of 3.50:1.00, (ii) a minimum interest coverage ratio of 3.00:1.00, (iii) minimum adjusted tangible net worth, (iv) minimum liquidity levels, and (v) minimum unrestricted cash of $40.0 million. The 2026-A securitization facility includes collateral coverage and portfolio performance requirements, including minimum overcollateralization levels, reserve account requirements, net worth requirements, delinquency and loss performance thresholds, concentration limits, and restrictions on additional indebtedness and liens within the securitization structure.
Breaches of certain performance thresholds may result in a rapid amortization event, during which principal collections from the underlying receivables would be used to accelerate repayment of outstanding debt and distributions to the Company may be limited. If other covenants or requirements are breached, the lender may terminate the Company's ability to draw on the facilities, accelerate outstanding amounts, and exercise remedies against pledged collateral, including liquidation.
As of June 30, 2026, the Company was in compliance with all applicable financial and performance covenants and no rapid amortization or early amortization events had occurred.

PROG HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Subsequent to its acquisition of Purchasing Power, the Company repaid and terminated certain securitization and warehouse funding arrangements that had remained in place following the acquisition. These transactions were accounted for as extinguishments of debt. No material gain or loss was recognized, as the reacquisition prices approximated the carrying values at the time of extinguishment, which were based on the fair values recognized at the acquisition date.
On February 26, 2026, a wholly-owned securitization entity issued $220.0 million aggregate principal amount of asset-backed notes (the "Series 2026-A Facility") to third parties in a private placement transaction. The notes are recorded at their principal amount, net of debt issuance costs, which are amortized over the expected life of the notes using the effective interest method.
Debt Activity
The following table presents a summary of debt activity for the six months ended June 30, 2026 (balances in the activity table reflect gross principal amounts and exclude unamortized debt issuance costs):

(in thousands)
Debt instrument	Balance, 12/31/2025	Acquisition	New borrowings	Debt paydowns	Balance, 6/30/2026
Corporate debt
Senior unsecured notes	$600,000	$—	$—	$—	$600,000
Term Loan A	—	—	125,000	(125,000)	—
Revolving facility[1]	—	—	185,000	(185,000)	—
Total corporate debt	600,000	—	310,000	(310,000)	600,000

Asset-backed debt
Series 2023-A facility	—	107,500	16,178	(50,000)	73,678
PPF1 facility	—	30,748	—	(30,748)	—
PPF 2024-A	—	200,360	—	(200,360)	—
PPF 2026-A facility	—	—	220,000	—	220,000
Total asset-backed debt	—	338,608	236,178	(281,108)	293,678

Total gross debt	$600,000	$338,608	$546,178	$(591,108)	$893,678
1 The new borrowings on the revolving facility included $135.0 million used for the acquisition of Purchasing Power and an additional $50 million for other working capital needs. The aggregated new revolving facility borrowings of $185.0 million were repaid during the three months ended March 31, 2026.
Maturity Schedule
Below is a summary of future principal maturities of our debt due as of June 30, 2026:

(in thousands)
2027	$—
2028	—
2029	600,000
2030	293,678
2031	—
Thereafter	—
Total	$893,678
Interest Expense
Interest on asset-backed financing relates to the Company's securitization and warehouse funding arrangements, which are secured by the underlying receivables and are generally non-recourse to the Company's other assets. Interest on corporate debt relates to borrowings under the Company's senior unsecured notes, term loan, and revolving credit facility. Amortization of debt

PROG HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
issuance costs is recognized as interest expense over the respective terms of the related debt instruments using the effective interest method. Interest expense consists of the following:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2026	2025	2026	2025
Interest on corporate debt	$9,818	$9,307	$22,096	$18,783
Interest on asset-backed financing	4,353	—	9,145	—
Amortization of debt issuance costs	1,046	487	2,365	974
Total interest expense	$15,217	$9,794	$33,606	$19,757
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
At June 30, 2026 and December 31, 2025, the Company had accrued $5.3 million and $3.8 million, respectively for pending legal and regulatory matters for which it believes losses are probable and the amount of the loss can be reasonably estimated. The Company records its best estimate of the loss to legal and regulatory liabilities in accounts payable and accrued expenses in the condensed consolidated balance sheets. The Company estimates the aggregate range of reasonably possible loss in excess of accrued liabilities for such probable loss contingencies is immaterial. Those matters for which a probable loss cannot be reasonably estimated are not included within the estimated ranges.
At June 30, 2026, the Company estimated that the aggregate range of loss for all material pending legal and regulatory proceedings for which a loss is reasonably possible, but less likely than probable (i.e., excluding the contingencies described in the preceding paragraph), is immaterial. Those matters for which a reasonable estimate is not possible are not included within estimated ranges and, therefore, the estimated ranges do not represent the Company's maximum loss exposure. The Company's estimates for legal and regulatory accruals, aggregate probable loss amounts and reasonably possible loss amounts are all subject to the uncertainties and variables described above.
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
In June 2026, Progressive Leasing entered into a settlement agreement to resolve a commercial dispute with respect to certain intellectual property matters. The settlement resulted in a charge of approximately $4.8 million during the three months ended June 30, 2026, which amount is included within operating expenses in the Company's condensed consolidated statements of operations. Under the terms of the settlement, Progressive Leasing did not admit liability and expressly denied that it engaged in any wrongdoing in connection with the matter. As of June 30, 2026, the settlement obligation of $5.3 million remained unpaid and is included in accounts payable and accrued expenses on the condensed consolidated balance sheets.
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
Revenue Disaggregation
The Company disaggregates revenue by major revenue stream based on the nature of its revenue‑generating activities, applicable accounting guidance, and by performance obligations, as management believes these categories depict how economic factors affect revenue.

(in thousands)	Three months ended June 30,		Six months ended June 30,
Revenue category	2026	2025	2026	2025
Total lease revenue pursuant to ASC 842	$549,830	$569,674	$1,146,694	$1,221,231
Total product, service, and other revenue pursuant to ASC 606	147,591	6,706	264,517	10,419
Total finance and fee income pursuant to ASC 310	22,294	12,123	51,178	25,281
Total revenues	$719,715	$588,503	$1,462,389	$1,256,931

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
The Company had no restructuring activities during the three and six months ended June 30, 2025. The following tables summarize restructuring charges recorded within operating expenses in the condensed consolidated statements of earnings for the three and six months ended June 30, 2026:

	Three months ended June 30, 2026
(in thousands)	Progressive Leasing	Purchasing Power	Four	Other	Total
Severance	$—	$44	$—	$—	$44
Total restructuring expenses	$—	$44	$—	$—	$44

	Six months ended June 30, 2026
(in thousands)	Progressive Leasing	Purchasing Power	Four	Other	Total
Severance	$526	$3,387	$—	$—	$3,913
Other restructuring activities	—	—	—	3	3
Total restructuring expenses	$526	$3,387	$—	$3	$3,916
The following table summarizes the accrual and payment activity related to the restructuring program for the six months ended June 30, 2026 and 2025:

(in thousands)	Severance	Early contract termination costs	Other restructuring activities	Total
Balance at December 31, 2025	$376	$1,400	$—	$1,776
Charges	3,913	—	3	3,916
Cash payments	(2,219)	(1,400)	(3)	(3,622)
Balance at June 30, 2026	$2,070	$—	$—	$2,070

(in thousands)	Severance	Early contract termination costs	Other restructuring activities	Total
Balance at December 31, 2024	$472	$1,600	$—	$2,072
Charges	—	—	—	—
Cash payments	(245)	—	—	(245)
Balance at June 30, 2025	$227	$1,600	$—	$1,827

PROG HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 11. SEGMENTS
As of June 30, 2026, the Company has three reportable segments: Progressive Leasing, Purchasing Power and Four.
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
The Company incurred various corporate overhead expenses for certain executive management, legal, human resources, finance, facilities, audit, risk management, technology, and other overhead functions during the three and six months ended June 30, 2026 and 2025. Corporate overhead expenses incurred are primarily reflected as expenses of Progressive Leasing. Purchasing Power separately incurs certain direct overhead costs associated with its operations, including costs related to its corporate office and functional support areas such as merchandising, technology, finance, legal, and accounting. An immaterial amount of corporate overhead was allocated from Progressive Leasing to Purchasing Power, Four, and our other strategic operations based on functional identification. The allocation of corporate overhead costs between Progressive Leasing, Purchasing Power, Four and Other were consistent with how the CODM analyzed performance and allocated resources among the segments of the Company.
The following is a summary of total assets from continuing operations by segment:

(in thousands)	June 30, 2026	December 31, 2025
Assets:
Progressive Leasing	$1,105,002	$1,444,367
Purchasing Power	801,750	—
Four	112,930	132,337
Other	17,701	20,154
Total assets from continuing operations	$2,037,383	$1,596,858

PROG HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following is a summary of capital expenditures from continuing operations by segment:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2026	2025	2026	2025
Capital expenditures:[1]
Progressive Leasing	$3,245	$1,346	$4,570	$2,565
Purchasing Power	1,452	—	2,871	—
Four	48	48	92	82
Other	300	521	661	1,211
Total capital expenditures from continuing operations	$5,045	$1,915	$8,194	$3,858
1 Capital expenditures primarily consists of internal-use software, as well as computer hardware and furniture and equipment.
The following tables present a summary of segment revenues, significant segment expenses, other segment items, and profit and loss information for the three and six months ended June 30, 2026 and 2025.

	Three months ended June 30, 2026
(in thousands)	Progressive Leasing	Purchasing Power	Four	Other	Total
Revenues:
Lease revenues and fees	$549,830	$—	$—	$—	$549,830
Product and service revenues	—	128,507	—	—	128,507
Other revenues	724	1,877	35,085	3,692	41,378
Total revenues	550,554	130,384	35,085	3,692	719,715

Significant segment expenses[1]
Depreciation of lease merchandise	364,311	—	—	—	364,311
Cost of product sales	—	75,702	—	—	75,702
Provision for lease merchandise write-offs	46,499	—	—	—	46,499
Selling, general and administrative	82,829	29,381	12,942	2,413	127,565
Provision for credit losses	—	14,949	13,688	2,030	30,667
Total	493,639	120,032	26,630	4,443	644,744

Other segment items:
Depreciation and amortization[2]	2,198	8,038	256	566	11,058
Restructuring and other expenses	4,750	44	—	—	4,794
Gain on sale of lease receivables	(4,701)	—	—	—	(4,701)
Gain on change in fair value of receivables	—	(1,810)	—	—	(1,810)
Interest expense[3]	11,206	4,614	1,262	294	17,376
Interest income[3]	(1,968)	(243)	(122)	(220)	(2,553)
Total	11,485	10,643	1,396	640	24,164

Earnings (loss) before income tax expense	$45,430	$(291)	$7,059	$(1,391)	$50,807
1 The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.
2 Excludes depreciation of lease merchandise, which is not included in the CODM's measure of depreciation and amortization.
3 Intersegment interest income and expense of $2.2 million are included within the amounts shown.

PROG HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three months ended June 30, 2025
(in thousands)	Progressive Leasing	Purchasing Power	Four	Other	Total
Revenues:
Lease revenues and fees	$569,674	$—	$—	$—	$569,674
Other revenues	—	—	16,076	2,753	18,829
Total revenues	569,674	—	16,076	2,753	588,503

Significant segment expenses[1]
Depreciation of lease merchandise	385,107	—	—	—	385,107
Provision for lease merchandise write-offs	42,633	—	—	—	42,633
Selling, general and administrative	78,892	—	5,678	2,989	87,559
Provision for credit losses	—	—	6,263	1,780	8,043
Total	506,632	—	11,941	4,769	523,342

Other segment items:
Depreciation and amortization[2]	5,072	—	248	530	5,850
Interest expense[3]	10,111	—	1,055	988	12,154
Interest income[3]	(3,687)	—	(110)	(208)	(4,005)
Total	11,496	—	1,193	1,310	13,999

Earnings (loss) before income tax expense	$51,546	$—	$2,942	$(3,326)	$51,162
1 The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.
2 Excludes depreciation of lease merchandise, which is not included in the CODM's measure of depreciation and amortization.
3 Intersegment interest income and expense of $1.7 million are included within the amounts shown.

PROG HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Six months ended June 30, 2026
(in thousands)	Progressive Leasing	Purchasing Power	Four	Other	Total
Revenues:
Lease revenues and fees	$1,146,694	$—	$—	$—	$1,146,694
Product and service revenues	—	234,913	—	—	234,913
Other revenues	724	2,606	70,052	7,400	80,782
Total revenues	1,147,418	237,519	70,052	7,400	1,462,389

Significant segment expenses[1]
Depreciation of lease merchandise	773,321	—	—	—	773,321
Cost of product sales	—	138,208	—	—	138,208
Provision for lease merchandise write-offs	90,150	—	—	—	90,150
Selling, general and administrative	164,089	57,766	25,596	12,292	259,743
Provision for credit losses	—	27,910	23,285	3,639	54,834
Total	1,027,560	223,884	48,881	15,931	1,316,256

Other segment items:
Depreciation and amortization[2]	7,509	16,123	509	1,067	25,208
Restructuring and other expenses	5,276	3,387	—	3	8,666
Gain on sale of lease receivables	(11,158)	—	—	—	(11,158)
Gain on change in fair value of receivables	—	(7,522)	—	—	(7,522)
Interest expense[3]	25,146	9,828	2,458	517	37,949
Interest income[3]	(4,305)	(390)	(245)	(440)	(5,380)
Total	22,468	21,426	2,722	1,147	47,763

Earnings (loss) before income tax expense	$97,390	$(7,791)	$18,449	$(9,678)	$98,370
1 The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.
2 Excludes depreciation of lease merchandise, which is not included in the CODM's measure of depreciation and amortization.
3 Intersegment interest income and expense of $4.3 million are included within the amounts shown.

PROG HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Six months ended June 30, 2025
(in thousands)	Progressive Leasing	Purchasing Power	Four	Other	Total
Revenues:
Lease revenues and fees	$1,221,231	$—	$—	$—	$1,221,231
Other revenues	—	—	30,505	5,195	35,700
Total revenues	1,221,231	—	30,505	5,195	1,256,931

Significant segment expenses[1]
Depreciation of lease merchandise	845,550	—	—	—	845,550
Provision for lease merchandise write-offs	90,651	—	—	—	90,651
Selling, general and administrative	161,072	—	12,366	6,270	179,708
Provision for credit losses	—	—	10,408	3,136	13,544
Total	1,097,273	—	22,774	9,406	1,129,453

Other segment items:
Depreciation and amortization[2]	10,200	—	640	985	11,825
Interest expense[3]	20,075	—	2,288	1,684	24,047
Interest income[3]	(6,488)	—	(110)	(210)	(6,808)
Total	23,787	—	2,818	2,459	29,064

Earnings (loss) before income tax expense	$100,171	$—	$4,913	$(6,670)	$98,414
1 The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.
2 Excludes depreciation of lease merchandise, which is not included in the CODM's measure of depreciation and amortization.
3 Intersegment interest income and expense of $3.7 million are included within the amounts shown.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Special Note Regarding Forward-Looking Information: Except for historical information contained herein, the matters set forth in this Form 10-Q are forward-looking statements. These statements are based on management’s current expectations and plans, which involve risks and uncertainties. Such forward-looking statements generally can be identified by the use of forward-looking terminology such as "delivering," "driving," "advancing," "expectation," "target," "uncertainty," "outlook," "assumes" and similar expressions. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the filing date of this Quarterly Report and which involve risks and uncertainties that may cause actual results to differ materially from those set forth in these statements. Such risks and uncertainties include, among others, those discussed in "Item 1A. Risk Factors" in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (the "2025 Annual Report") and in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2026. Except as required by law, the Company undertakes no obligation to update these forward-looking statements to reflect subsequent events or circumstances after the filing date of this Quarterly Report.
The following discussion should be read in conjunction with the condensed consolidated financial statements as of and for the three and six months ended June 30, 2026 and 2025, including the notes to those statements, appearing elsewhere in this report. We also suggest that management's discussion and analysis appearing in this report be read in conjunction with the management's discussion and analysis and consolidated financial statements included in our 2025 Annual Report.
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
PROG Holdings also owns MoneyApp, a mobile application that offers customers short-term liquidity solutions through cash advances. MoneyApp is not a reportable segment in 2026 as its financial results are not expected to be significant to the Company's condensed consolidated financial results. MoneyApp's financial results are reported within "Other" for segment reporting purposes.

Acquisition of Purchasing Power
On January 2, 2026, we completed the acquisition of Purchasing Power for $424.2 million in cash. In addition, Purchasing Power had $338.6 million of non-recourse funding debt that remained in place following the closing of the acquisition. The results of Purchasing Power are included in our condensed consolidated financial statements beginning on the acquisition date. Results for periods prior to the acquisition date are not included in this MD&A. See Note 2 of the condensed consolidated financial statements for additional information.
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
Progressive Leasing
Progressive Leasing entered 2026 with a smaller lease portfolio, as measured by its gross leased asset balance, compared to 2025, which resulted in a decrease in lease revenues when compared to the three and six months ended June 30, 2025. Gross margin as a percentage of revenue increased from the prior-year periods, driven primarily by a lower rate of early purchase option activity. Macroeconomic conditions contributed to fewer customers exercising early purchase options and more customers making payments over the full lease term, which generally results in greater margin realization.
The Company continues to operate in a challenging macroeconomic environment due to the factors described above. In addition, American Signature, Inc., one of Progressive Leasing's POS partners, filed for bankruptcy in November 2025, which will result in the permanent closure of many of its stores in 2026. Those closures have had and will continue to have an unfavorable impact on Progressive Leasing's GMV, revenue, and earnings from continuing operations before income tax in 2026.
Customer payment delinquencies were elevated at the end of 2024 and during the first quarter of 2025, which prompted us to tighten our decisioning posture to maintain a healthy lease portfolio. While this action benefited our lease portfolio performance, it also negatively impacted Progressive Leasing's GMV during the periods subsequent to the change. In addition, elevated delinquencies in the second quarter of 2026 contributed to a provision for lease merchandise write-offs as a percentage of Progressive Leasing revenue of 8.4% compared to 7.5% in the prior year period. As a result, Progressive Leasing recently further tightened its decisioning posture, which is expected to continue to pressure GMV in future periods while supporting portfolio performance. Despite these trends, customer payment activity remained within expected ranges, and gross margin as a percentage of revenues increased during the three and six months ended June 30, 2026 when compared to the prior year.
Purchasing Power
We believe customer demand for the larger-ticket products and services sold by Purchasing Power also has been adversely impacted by the macroeconomic headwinds affecting Progressive Leasing's performance. However, we expect that Purchasing Power's recent focus on improving eligible employee-customer penetration, continuing to create new, attractive merchandising choices for its customers, and its addition of several new employer-clients, will help offset the impacts of such decreases in demand.
While customer payment delinquencies and write-offs for Purchasing Power are generally lower than those of Progressive Leasing due to Purchasing Power's payroll deduction and allotment repayment model, delinquencies on non-federal employee receivables were elevated in the second quarter of 2026, which resulted in a higher than estimated provision for credit losses. Delinquencies for federal government employee receivables have improved compared to the elevated delinquencies experienced in 2025 resulting from various workforce disruptions, including DOGE workforce reductions and multiple government shutdowns. We continue to monitor these conditions, as well as increased turnover (both voluntary and involuntary) at Purchasing Power's clients, as prolonged uncertainty could pose additional risk to Purchasing Power's receivables performance.
Four
Due to the average ticket size of a BNPL transaction with Four being significantly lower than a transaction with Progressive Leasing and Purchasing Power, we believe demand for products purchased through the use of Four is not as impacted by the macroeconomic headwinds discussed above to the same degree as demand for larger-ticket products.

Highlights
The following summarizes significant financial highlights from the three months ended June 30, 2026:
•We reported consolidated revenues of $719.7 million, which was a 22.3% increase compared to the $588.5 million we reported for the second quarter of 2025. The increase in consolidated revenues was primarily due to the $130.4 million of revenues contributed by Purchasing Power, which we acquired on January 2, 2026. Additionally, revenues at Four increased by $19.0 million, compared to the prior year period, due to continued growth in its BNPL transactions. These increases were offset by a $19.8 million decrease in revenue at Progressive Leasing, which was driven primarily by a smaller gross leased asset balance throughout the second quarter of 2026 when compared to the same period in the prior year.
•GMV from Four increased by $165.5 million, due to an increase in Four loan originations in the second quarter of 2026 compared to the second quarter of 2025, as a result of the continued growth in that business. GMV increased by $14.2 million for Progressive Leasing in the second quarter of 2026, compared to the same period in the prior year. The increase in GMV for Progressive Leasing was due primarily to $23.0 million in GMV growth from e-commerce channels. This increase was offset by a reduction in GMV due to the higher cost of living experienced by our customer base, including increased fuel prices, and an uncertain macroeconomic outlook, all of which have negatively impacted consumer confidence and demand for our lease-to-own offering. GMV relating to Purchasing Power was $158.8 million and no GMV was reported in the prior year period, as the acquisition was completed on January 2, 2026.
•Earnings from continuing operations before income taxes decreased to $50.8 million compared to $51.2 million in the same period in 2025, primarily due to a $6.1 million decline in earnings at Progressive Leasing. The decrease at Progressive Leasing was driven by a $4.8 million charge related to the settlement of the litigation discussed in Note 8 to the accompanying condensed consolidated financial statements, higher personnel costs, higher net interest expense, and an increase in provision for lease merchandise write-offs. These impacts were partially offset by a $4.7 million gain on sale of lease receivables and higher earnings at Four and our Other operations.

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
The following table presents our GMV from continuing operations for the Company for the periods presented:

	Three months ended June 30,		Change
(unaudited and in thousands)	2026	2025	$	%
Progressive Leasing	$428,116	$413,872	$14,244	3.4%
Purchasing Power	158,794	—	158,794	nmf
Four	315,107	149,632	165,475	110.6
Total	$902,017	$563,504	$338,513	60.1%
nmf - calculation is not meaningful
Progressive Leasing's GMV increased compared to the second quarter of 2025 due primarily to increases in GMV from e-commerce channels. E-commerce channels generated 25.6% of Progressive Leasing's GMV in the second quarter of 2026 compared to 20.9% in the second quarter of 2025. This increase was offset by a reduction in GMV driven by inflationary pressures, an elevated cost of living, and an uncertain macroeconomic outlook, all of which have negatively impacted consumer confidence and demand for our lease-to-own offering. The increase in Four's GMV is primarily attributable to the continued expansion of the Four BNPL platform, reflecting growth through higher transaction volumes and average order value from existing and new customers over the period.
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

As of June 30 (unaudited and in thousands)	2026	2025
Active customer count from continuing operations:
Progressive Leasing	786	802
Purchasing Power	261	—
Four	333	185
The number of active customers for Progressive Leasing decreased due to a decrease in consumer demand for many of the durable leasable goods offered by our retail partners, due to the continued elevated costs of living and inflationary pressures facing our customers. The increase in the number of customers for Four was the result of continued growth in BNPL transactions, which have a significantly smaller transaction size, as compared to our Progressive Leasing business.

Key Components of Earnings from Continuing Operations Before Income Tax Expense
In this MD&A section, we discuss the key components of our condensed consolidated results. For the three and six months ended June 30, 2026 and the comparable prior year periods, some of the key revenue, cost and expense items that affected earnings before income taxes were as follows:
Revenues. We separate our total revenues into three components: (i) lease revenues and fees, (ii) product and service revenues and (iii) other revenues. Lease revenues and fees include all revenues derived from lease agreements from our Progressive Leasing segment. Lease revenues are recorded net of a provision for uncollectible renewal payments. Product and service revenues represent Purchasing Power's sales of products and the revenue earned relating to arranging for services that customers purchase from Purchasing Power, net of estimated returns. Other revenues represents transaction income, subscription revenues, annual and other fees earned relating to loans in our Four segment and our other strategic businesses, as well as Progressive Leasing affiliate commissions and imputed interest income recognized on a portion of Purchasing Power's receivables portfolio.
Depreciation of lease merchandise. Depreciation of lease merchandise reflects the expense associated with depreciating merchandise leased to customers by Progressive Leasing.
Cost of product sales. Cost of product sales represents the cost of merchandise purchased by Purchasing Power from third‑party vendors for resale, along with associated fulfillment and distribution costs.
Provision for lease merchandise write-offs. The provision for lease merchandise write-offs represents the estimated merchandise losses incurred and adjustments for changes in estimates for the allowance for lease merchandise write-offs.
Operating expenses. Operating expenses include primarily personnel costs, stock-based compensation, occupancy costs, advertising, decisioning expense, professional services expense, sales acquisition costs, computer software expense, bank charges and processing fees, fixed asset depreciation expense, intangible amortization expense, legal settlement expense and restructuring expenses, among other expenses.
Provision for credit losses. The provision for credit losses reflects the expected lifetime credit losses on Purchasing Power's, Four's and other strategic operations receivables, determined using the Current Expected Credit Losses ("CECL") framework and incorporating historical loss experience, current conditions, and reasonable and supportable forecasts. The provision for credit losses on Purchasing Power's receivables are net of estimated recoveries from its program of selling portfolios of charged-off receivables to third-parties.
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
Interest expense. Interest expense consists of interest incurred on the Company's debt.
Interest income. Interest income consists of interest earned on the Company's deposits in cash and cash equivalents.

Results of Operations – Three months ended June 30, 2026 and 2025

	Three months ended June 30,		Change
(in thousands)	2026	2025	$	%
Revenues
Lease revenues and fees	$549,830	$569,674	$(19,844)	(3.5)%
Product and service revenues	128,507	—	128,507	nmf
Other revenues	41,378	18,829	22,549	119.8
	719,715	588,503	131,212	22.3
Costs and expenses
Depreciation of lease merchandise	364,311	385,107	(20,796)	(5.4)
Cost of product sales	75,702	—	75,702	nmf
Provision for lease merchandise write-offs	46,499	42,633	3,866	9.1
Operating expenses	143,417	93,409	50,008	53.5
Provision for credit losses	30,667	8,043	22,624	nmf
	660,596	529,192	131,404	24.8
Gain on sale of lease receivables	4,701	—	4,701	nmf
Gain on change in fair value of receivables	1,810	—	1,810	nmf
Operating profit	65,630	59,311	6,319	10.7
Interest expense	(15,217)	(9,794)	(5,423)	55.4
Interest income	394	1,645	(1,251)	76.0
Earnings from continuing operations before income tax expense	50,807	51,162	(355)	(0.7)
Income tax expense	13,429	13,581	(152)	(1.1)
Net earnings from continuing operations	37,378	37,581	(203)	(0.5)
(Loss) earnings from discontinued operations, net of tax	(349)	902	(1,251)	nmf
Net earnings	$37,029	$38,483	$(1,454)	(3.8)%
nmf - Calculation is not meaningful

Results of Operations – Six months ended June 30, 2026 and 2025

	Six months ended June 30,		Change
(in thousands)	2026	2025	$	%
Revenues
Lease revenues and fees	$1,146,694	$1,221,231	$(74,537)	(6.1)%
Product and service revenues	234,913	—	234,913	nmf
Other revenues	80,782	35,700	45,082	126.3
	1,462,389	1,256,931	205,458	16.3
Costs and expenses
Depreciation of lease merchandise	773,321	845,550	(72,229)	(8.5)
Cost of product sales	138,208	—	138,208	nmf
Provision for lease merchandise write-offs	90,150	90,651	(501)	(0.6)
Operating expenses	293,617	191,533	102,084	53.3
Provision for credit losses	54,834	13,544	41,290	nmf
	1,350,130	1,141,278	208,852	18.3
Gain on sale of lease receivables	11,158	—	11,158	nmf
Gain on change in fair value of receivables	7,522	—	7,522	nmf
Operating profit	130,939	115,653	15,286	13.2
Interest expense	(33,606)	(19,757)	(13,849)	70.1
Interest income	1,037	2,518	(1,481)	58.8
Earnings from continuing operations before income tax expense	98,370	98,414	(44)	—
Income tax expense	24,774	26,243	(1,469)	(5.6)
Net earnings from continuing operations	73,596	72,171	1,425	2.0
(Loss) earnings from discontinued operations, net of tax	(513)	1,030	(1,543)	nmf
Net earnings	$73,083	$73,201	$(118)	(0.2)%
nmf - Calculation is not meaningful
Earnings (Loss) from Continuing Operations Before Income Tax Expense
Information about our earnings (loss) from continuing operations before income tax expense by reportable segment is as follows:

(in thousands)	Three months ended June 30,		Change
	2026	2025	$	%
Earnings (loss) from continuing operations before income tax expense
Progressive Leasing	$45,430	$51,546	$(6,116)	(11.9)%
Purchasing Power	(291)	—	(291)	nmf
Four	7,059	2,942	4,117	139.9
Other	(1,391)	(3,326)	1,935	58.2
Total earnings (loss) from continuing operations before income tax expense	$50,807	$51,162	$(355)	(0.7)%
nmf - Calculation is not meaningful

(in thousands)	Six months ended June 30,		Change
	2026	2025	$	%
Earnings (loss) from continuing operations before income tax expense
Progressive Leasing	$97,390	$100,171	$(2,781)	(2.8)%
Purchasing Power	(7,791)	—	(7,791)	nmf
Four	18,449	4,913	13,536	275.5
Other	(9,678)	(6,670)	(3,008)	(45.1)
Total earnings (loss) from continuing operations before income tax expense	$98,370	$98,414	$(44)	—%
nmf - Calculation is not meaningful
Progressive Leasing
Progressive Leasing results of operations – Three months ended June 30, 2026 and 2025

	Three months ended June 30,				Change
(in thousands)	2026	% of revenue	2025	% of revenue	$	%
Gross merchandise volume	$428,116		$413,872		$14,244	3.4%

Total revenues	$550,554		$569,674		$(19,120)	(3.4)%
Depreciation of lease merchandise	364,311		385,107		(20,796)	(5.4)
Gross margin	186,243	33.8%	184,567	32.4%	1,676	0.9

Provision for lease merchandise write-offs	46,499	8.4	42,633	7.5	3,866	9.1
Selling, general and administrative	82,829	15.0	78,892	13.8	3,937	5.0
Other expenses	6,948	1.3	5,072	0.9	1,876	37.0
	136,276	24.8	126,597	22.2	9,679	7.6
Gain on sale of lease receivables	4,701	0.9	—	—	4,701	nmf
Operating profit	54,668	9.9	57,970	10.2	(3,302)	(5.7)
Interest expense, net	9,238	1.7	6,424	1.1	2,814	43.8
Earnings from continuing operations before income tax expense	$45,430	8.3%	$51,546	9.0%	$(6,116)	(11.9)%
nmf - Calculation is not meaningful
The decrease in revenues was primarily due to a lower gross leased asset balance as a result of the tightening of our decisioning posture during 2025, and a decrease in demand for the durable leasable products offered by many of our retail partners. We believe the inflationary and other macroeconomic factors had a disproportionate negative effect on our customers' disposable income, negatively affecting demand for many products offered by our retail partners.
Gross margin is a key performance measure for our Progressive Leasing segment, which generates lease revenue from transactions that include associated depreciation of the merchandise on lease, making gross margin a meaningful indicator of profit. The increase in Progressive Leasing's gross margin percentage reflects a decline in customers' electing early purchase options, as macroeconomic conditions contributed to customers choosing to make payments over the full contractual lease term rather than exercising early purchase options, which generally result in lower margin realization.

The provision for lease merchandise write-offs increased $3.9 million compared to the same period in 2025. The provision for lease merchandise write-offs as a percentage of revenues increased to 8.4% during the second quarter of 2026 from 7.5% in the same period in 2025, primarily reflecting higher period-end delinquency levels, as well as continued pressure on customer payment performance in a challenging macroeconomic environment. Given the significant uncertainty regarding the impacts of geopolitical disruptions, inflation, tariffs, increased fuel prices, elevated interest rates, and unemployment rates on our business, and the potential effects of such developments on Progressive Leasing's POS partners, customers, and business going forward, a high level of estimation was involved in determining the allowance as of June 30, 2026. Actual lease merchandise write-offs could differ materially from the allowance for those write-offs.
Selling, general and administrative expense increased resulting from the following:
–Personnel costs increased by $2.3 million due to an increase in incentive compensation expense when compared to 2025; and
–Stock-based compensation increased $1.7 million, primarily due to (i) a higher aggregated fair value of restricted stock units granted during 2026 and (ii) higher expense recognized on performance stock units due to increased expected award achievement levels compared to the prior-year period.
The increase in other expenses was attributable to Progressive Leasing incurring a one-time $4.8 million expense to settle a legal dispute during the three months ended June 30, 2026, with no comparable expense during the same period in the prior year. This increase was offset by lower intangible amortization expense resulting from a significant intangible asset becoming fully amortized in April 2026.
In June 2026, Progressive Leasing sold a portfolio of charged-off lease receivables to a third-party for $4.7 million in cash and recognized a gain of $4.7 million as the carrying amount of the charged-off receivables had been reduced to zero. There were no similar sales during the three months ended June 30, 2025.
Interest expense, net for the three months ended June 30, 2026 was higher than the same period in 2025 due to an increase in debt used for the acquisition of Purchasing Power on January 2, 2026.
Progressive Leasing results of operations – Six months ended June 30, 2026 and 2025

	Six months ended June 30,				Change
(in thousands)	2026	% of revenue	2025	% of revenue	$	%
Gross merchandise volume	$821,086		$815,834		$5,252	0.6%

Total revenues	$1,147,418		$1,221,231		$(73,813)	(6.0)%
Depreciation of lease merchandise	773,321		845,550		(72,229)	(8.5)
Gross margin	374,097	32.6%	375,681	30.8%	(1,584)	(0.4)

Provision for lease merchandise write-offs	90,150	7.9	90,651	7.4	(501)	(0.6)
Selling, general and administrative	164,089	14.3	161,072	13.2	3,017	1.9
Other expenses	12,785	1.1	10,200	0.8	2,585	25.3
	267,024	23.3	261,923	21.4	5,101	1.9
Gain on sale of lease receivables	11,158	1.0	—	—	11,158	nmf
Operating profit	118,231	10.3	113,758	9.3	4,473	3.9
Interest expense, net	20,841	1.8	13,587	1.1	7,254	53.4
Earnings from continuing operations before income tax expense	$97,390	8.5%	$100,171	8.2%	$(2,781)	(2.8)%
nmf - Calculation is not meaningful
The decrease in revenues was primarily due to a lower gross leased asset balance as a result of the tightening of our decisioning posture during 2025, and a decrease in demand for the durable leasable products offered by many of our retail partners. We believe the inflationary and other macroeconomic factors had a disproportionate negative effect on our customers' disposable income, negatively affecting demand for many products offered by our retail partners.

Gross margin is a key performance measure for our Progressive Leasing segment, which generates lease revenue from transactions that include associated depreciation of the merchandise on lease, making gross margin a meaningful indicator of profit. The increase in Progressive Leasing's gross margin percentage reflects a decline in customers' electing early purchase options, as macroeconomic conditions contributed to customers choosing to make payments over the full contractual lease term rather than exercising early purchase options, which generally result in lower margin realization.
The provision for lease merchandise write-offs decreased $0.5 million compared to the same period in 2025. The provision for lease merchandise write-offs as a percentage of total revenues increased to 7.9% during the six months ended June 30, 2026 from 7.4% in the same period in 2025. The increase was due to a continued pressure on customer payment performance in a challenging macroeconomic environment. Given the significant uncertainty regarding the impacts of geopolitical disruptions, inflation, tariffs, higher fuel costs, elevated interest rates, and unemployment rates on our business, and the potential effects of such developments on Progressive Leasing's POS partners, customers, and business going forward, a high level of estimation was involved in determining the allowance as of June 30, 2026. Actual lease merchandise write-offs could differ materially from the allowance for those write-offs.
Selling, general and administrative expense increased primarily due to a $2.7 million increase in stock compensation expense, which was primarily due to (i) a higher aggregated fair value associated with restricted stock units granted during 2026 and (ii) higher expense recognized on performance stock units due to increased expected award achievement levels compared to the prior-year period.
The increase in other expenses was attributable to Progressive Leasing incurring a one-time $4.8 million expense to settle a legal dispute during the three months ended June 30, 2026, with no comparable expense during the same period in the prior year. This increase was offset by lower intangible amortization expense resulting from a significant intangible asset becoming fully amortized in April 2026.
In February and June 2026, Progressive Leasing sold portfolios of charged-off lease receivables to third-parties for a total of $11.2 million in cash and recognized total gains of $11.2 million, as the carrying amount of the charged-off receivables had been reduced to zero. There were no similar sales during the prior year.
Interest expense, net for the six months ended June 30, 2026 was higher than the same period in 2025 due to an increase in debt used for the acquisition of Purchasing Power on January 2, 2026.

Purchasing Power
Purchasing Power results of operations – Three months ended June 30, 2026 and 2025

	Three months ended June 30,				Change
(in thousands)	2026	% of revenue	2025	% of revenue	$	%
Gross merchandise volume	$158,794		$—		$158,794	nmf

Product and service revenues	$128,507		$—		$128,507	nmf
Other revenues	1,877		—		1,877	nmf
Total revenues	130,384		—		130,384	nmf
Cost of product sales	75,702		—		75,702	nmf
Gross margin	54,682	41.9%	—		54,682	nmf

Provision for credit losses	14,949	11.6	—		14,949	nmf
Selling, general and administrative	29,381	22.9	—		29,381	nmf
Other expenses	8,082	6.3	—		8,082	nmf
	52,412	40.8	—		52,412	nmf
Gain on change in fair value of receivables	1,810	1.4	—		1,810	nmf
Operating profit	4,080	3.2	—		4,080	nmf
Interest expense, net	4,371	3.4	—		4,371	nmf
Loss from continuing operations before income tax expense	$(291)	(0.2)%	$—		$(291)	nmf
nmf - Calculation is not meaningful
Selling, general and administrative expenses include $1.9 million of transaction and transition costs incurred related to the acquisition of Purchasing Power.
The gain on change in fair value of receivables of $1.8 million reflects changes in the estimated fair value of Purchasing Power's receivables under the fair value option, including the impact of the passage of time, changes in credit performance, discount rates and other valuation inputs.

Purchasing Power results of operations – Six months ended June 30, 2026 and 2025

	Six months ended June 30,				Change
(in thousands)	2026	% of revenue	2025	% of revenue	$	%
Gross merchandise volume	$291,472		$—		$291,472	nmf

Product and service revenues	$234,913		$—		$234,913	nmf
Other revenues	2,606		—		2,606	nmf
Total revenues	237,519		—		237,519	nmf
Cost of product sales	138,208		—		138,208	nmf
Gross margin	99,311	41.8%	—		99,311	nmf

Provision for credit losses	27,910	11.9	—		27,910	nmf
Selling, general and administrative	57,766	24.6	—		57,766	nmf
Other expenses	19,510	8.3	—		19,510	nmf
	105,186	44.8	—		105,186	nmf
Gain on change in fair value of receivables	7,522	3.2	—		7,522	nmf
Operating profit	1,647	0.7	—		1,647	nmf
Interest expense, net	9,438	4.0	—		9,438	nmf
Loss from continuing operations before income tax expense	$(7,791)	(3.3)%	$—		$(7,791)	nmf
nmf - Calculation is not meaningful
Selling, general and administrative expenses include $3.7 million of transaction and transition costs incurred related to the acquisition of Purchasing Power.
Other expenses include restructuring expense related to employee severance of $3.4 million resulting from cost reduction initiatives that occurred shortly after the Company's acquisition of Purchasing Power.
The gain on change in fair value of receivables of $7.5 million reflects changes in the estimated fair value of Purchasing Power's receivables under the fair value option, including the impact of the passage of time, changes in credit performance, discount rates and other valuation inputs.

Four
Four results of operations – Three months ended June 30, 2026 and 2025

	Three months ended June 30,				Change
(in thousands)	2026	% of revenue	2025	% of revenue	$	%
Gross merchandise volume	$315,107		$149,632		$165,475	110.6%

Total revenue	$35,085		$16,076		$19,009	118.2%

Provision for credit losses	13,688	39.0%	6,263	39.0%	7,425	118.6
Selling, general and administrative	12,942	36.9	5,678	35.3	7,264	127.9
Other expenses	256	0.7	248	1.5	8	3.2
	26,886	76.6	12,189	75.8	14,697	120.6
Operating profit	8,199	23.4	3,887	24.2	4,312	110.9
Interest expense, net	1,140	3.2	945	5.9	195	20.6
Earnings from continuing operations before income tax expense	$7,059	20.1%	$2,942	18.3%	$4,117	139.9%
Revenues at Four increased due to the continued significant growth in BNPL transactions, including growth in the number of Four+ subscription customers.
Provision for credit losses increased due to the growth in new BNPL transactions. The increase in the provision for credit losses is consistent with the increase in GMV for the quarter ended June 30, 2026 when compared to the same period in the prior year.
Selling, general and administrative costs increased due to the following:
–Bank charges and processing fees increased $4.4 million related to higher customer payment transaction volumes; and
–Advertising expense increased $1.6 million resulting from additional marketing efforts to drive continued growth of Four.
Four results of operations – Six months ended June 30, 2026 and 2025

	Six months ended June 30,				Change
(in thousands)	2026	% of revenue	2025	% of revenue	$	%
Gross merchandise volume	$595,097		$269,495		$325,602	120.8%

Total revenue	$70,052		$30,505		$39,547	129.6%

Provision for credit losses	23,285	33.2%	10,408	34.1%	12,877	123.7
Selling, general and administrative	25,596	36.5	12,366	40.5	13,230	107.0
Other expenses	509	0.7	640	2.1	(131)	(20.5)
	49,390	70.5	23,414	76.8	25,976	110.9
Operating profit	20,662	29.5	7,091	23.2	13,571	191.4
Interest expense, net	2,213	3.2	2,178	7.1	35	1.6
Earnings from continuing operations before income tax expense	$18,449	26.3%	$4,913	16.1%	$13,536	275.5%
Revenues at Four increased due to the continued significant growth in the number of BNPL transactions, growth in the number of Four+ subscription customers and, to a lesser extent, an increase in the average order value for Four transactions.

Provision for credit losses increased due to the growth in new BNPL transactions. The increase in the provision for credit losses is consistent with the increase in GMV for the six months ended June 30, 2026 when compared to the same period in the prior year.
Selling, general and administrative costs increased due to the following:
–Bank charges and processing fees increased $9.3 million related to higher customer payment transaction volumes; and
–Advertising expense increased $3.0 million resulting from additional marketing efforts to drive continued growth of Four.
Other Operations
Other operations incurred $1.4 million of losses before income tax expense for the three months ended June 30, 2026, which is primarily related to losses associated with our other strategic operations.
Other operations incurred $9.7 million of losses before income tax expense for the six months ended June 30, 2026, which was primarily related to costs incurred in connection with the acquisition of Purchasing Power on January 2, 2026.
Income Tax Expense
Income tax expense decreased to $13.4 million for the three months ended June 30, 2026 from $13.6 million in the prior year comparable period. The effective income tax rate was 26.4% for the three months ended June 30, 2026 compared to 26.5% for the same period in 2025 and was generally consistent with the prior year period.
Income tax expense decreased to $24.8 million for the six months ended June 30, 2026 compared to $26.2 million in the prior year comparable period. The effective income tax rate was 25.2% for the six months ended June 30, 2026 compared to 26.7% for the same period in 2025. The decrease in the effective tax rate was primarily due to the discrete tax benefit related to stock-based compensation vestings in March 2026.

Overview of Financial Position
The significant changes in the condensed consolidated balance sheet from December 31, 2025 to June 30, 2026 were driven by the acquisition of Purchasing Power on January 2, 2026, as discussed below:
•Cash and cash equivalents decreased $223.6 million from $308.8 million to $85.2 million during the six months ended June 30, 2026, due primarily to the cash consideration paid in connection with the acquisition of Purchasing Power. For additional information, refer to the "Liquidity and Capital Resources" section below.
•Accounts receivable, net of allowances and unearned interest income, increased $300.3 million compared to December 31, 2025 primarily due to the addition of Purchasing Power's receivable portfolio acquired on January 2, 2026.
•Lease merchandise, net of accumulated depreciation and allowances, decreased $77.9 million, reflecting the seasonal nature of the lease-to-own business. Lease merchandise balances typically peak during the fourth quarter due to higher holiday-season originations and subsequently decline in the first half of the year as leased merchandise depreciates and existing agreements mature.
•Goodwill and other intangible assets, net increased $409.3 million, reflecting preliminary purchase accounting associated with the Purchasing Power acquisition, including the recognition of goodwill and identifiable intangible assets.
•Accounts payable and accrued expenses increased $52.2 million, primarily due to the Purchasing Power acquisition. Purchasing Power had $60.0 million of accounts payable and accrued liabilities as of June 30, 2026.
•Deferred income tax liabilities increased $36.0 million resulting primarily from the recognition of deferred income tax liabilities with the acquisition of Purchasing Power.
•Income tax receivables decreased $22.7 million primarily due to federal tax refunds received during 2026, resulting from enactment of tax legislation permitting 100% federal bonus depreciation.
•Debt, net increased $292.2 million primarily due to incremental borrowings incurred in connection with the acquisition of Purchasing Power and non-recourse funding debt of Purchasing Power following the acquisition, partially offset by debt repayments during the period.
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
Our capital requirements historically have been financed through:
•cash flows from operations;
•private debt offerings;
•bank debt; and
•stock offerings.
As of June 30, 2026, the Company had $85.2 million of cash, $350.0 million of availability under the Revolving Facility, and $893.7 million of gross indebtedness, which includes $293.7 million of funding debt associated with the Purchasing Power business which is non-recourse with respect to the Company and its assets.
Cash Provided by Operating Activities
Cash provided by operating activities decreased modestly to $277.9 million for the six months ended June 30, 2026, compared to $279.8 million in the prior year, a decline of approximately $1.8 million. Higher cash interest payments, increased net investments in lease merchandise, and lower earnings were largely offset by a favorable change in cash paid for income taxes of $60.7 million, reflecting income tax refunds received during the current period compared to net tax payments in the prior year period. Other changes in cash provided by operating activities are discussed above in our discussion of results for the six months ended June 30, 2026.
Cash Used in Investing Activities
Cash used in investing activities was $414.2 million and $34.8 million during the six months ended June 30, 2026 and 2025, respectively. The $379.3 million increase in investing cash outflows was primarily the result of the $391.8 million of cash paid for the acquisition of Purchasing Power, net of cash acquired.
Cash Used in Financing Activities
Cash used in financing activities was $80.1 million during the six months ended June 30, 2026 compared to $118.7 million during the same period in 2025. Cash used in financing activities during the six months ended June 30, 2026 was primarily $546.2 million of proceeds from borrowings, offset by $591.1 million of repayments on debt and $11.2 million paid for cash dividends. Cash used in financing activities during the prior year was primarily the repayment of $50.0 million that was drawn on our revolving credit facility during the fourth quarter of 2024, the Company's repurchase of $51.8 million of its common stock and $10.4 million paid for cash dividends.

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
The Company repurchased 280,000 shares for $10.2 million during the six months ended June 30, 2026. That amount does not include any excise tax that may be assessed on those repurchases. As of June 30, 2026, we had the authority to purchase additional shares up to our remaining authorization limit of $299.4 million.
Dividends
On May 6, 2026, our Board of Directors declared a quarterly cash dividend in the amount of $0.14 per share of outstanding common stock, which was paid on June 2, 2026. Aggregate dividend payments during the six months ended June 30, 2026 were $11.2 million. While we expect to continue paying quarterly cash dividends in future periods, the future payment of dividends, if permitted, will be at the sole discretion of our Board of Directors and will depend on our capital allocation strategy at that time as well as other factors, including our earnings, financial condition, and other considerations that our Board of Directors deems relevant.
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
Corporate Debt
The Company maintains a $350.0 million senior revolving credit facility (the "Revolving Facility") that matures on November 15, 2029. Borrowings under the Revolving Facility bear interest, at the Company's election, at either a base rate or term SOFR plus an applicable margin based on the Company's leverage ratio, and the facility includes a commitment fee on unused capacity. As of June 30, 2026, there were no outstanding borrowings under the Revolving Facility and $350.0 million remained available for borrowing. During the six months ended June 30, 2026, borrowings under the Revolving Facility, which were repaid prior to June 30, 2026, were primarily utilized to support short-term liquidity needs in connection with the Purchasing Power acquisition and related transactions.
In connection with the acquisition of Purchasing Power, the Company entered into a Fourth Amendment to its existing credit agreement, which among other changes provided for a new $125.0 million term loan ("Term Loan A") maturing November 15, 2029. Term Loan A bears interest at a variable rate based on SOFR plus an applicable margin determined by the Company's leverage ratio and amortizes through quarterly principal payments, with the remaining balance due at maturity. During the six months ended June 30, 2026, the Company voluntarily repaid the full $125.0 million of the term loan, resulting in no outstanding balance as of June 30, 2026.
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
As of June 30, 2026, total asset-backed debt was $291.6 million, net of unamortized debt issuance costs. These arrangements include various financial and performance covenants. If certain thresholds are not met, this may result in rapid amortization of the outstanding debt, and if other covenants or requirements are breached, the lender may terminate the Company's ability to draw on the facilities, accelerate outstanding amounts, and exercise remedies against pledged collateral, including liquidation. As of June 30, 2026, no such events had occurred and we do not expect any such event to occur in future periods.
Debt Activity and Liquidity
Total debt, net increased to $887.1 million as of June 30, 2026 from $594.9 million as of December 31, 2025, primarily driven by (i) the asset-backed non-recourse funding debt that remained in place following the acquisition, and (ii) the issuance of new securitization debt, partially offset by repayments of asset-backed borrowings during the period.
The Company's asset-backed financing arrangements are non-recourse to the general credit of the Company and are secured solely by the underlying receivables and related assets held within the securitization entities. Accordingly, these assets are restricted and not available to satisfy the claims of the Company's general creditors.
Covenants
The Company's debt agreements contain customary financial and operating covenants, including leverage and interest coverage requirements. As of June 30, 2026, the Company was in compliance with all such covenants and believes it will continue to be in compliance in the future.
Commitments
Income Taxes
During the six months ended June 30, 2026, we received net income tax refunds of $15.6 million. Within the next nine months, we anticipate making estimated net tax payments of $3.7 million for United States federal income taxes and state income taxes. That expectation includes anticipated favorable impacts on the Company's cash taxes resulting from the One Big Beautiful Bill Act, which was signed into law on July 4, 2025.
Deferred income tax liabilities as of June 30, 2026 were $157.2 million. Deferred income tax liabilities are calculated based on temporary differences between the tax basis of assets and liabilities and their respective book basis, which will result in taxable amounts in future years when the liabilities are settled at their reported financial statement amounts. The results of these calculations do not have a direct connection with the amount of cash taxes to be paid in any future periods.
Leases
We lease management and information technology space for corporate functions under operating leases expiring at various times through 2032. Our corporate and segment management office leases contain renewal options for additional periods ranging from two to 5.6 years.
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
As of June 30, 2026, the Company had fully paid off the Term Loan A and had no outstanding borrowings under the Revolving Facility. Accordingly, future interest obligations under the Revolving Facility will depend on future borrowing activity and prevailing interest rates.
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

Critical Accounting Policies
Our critical accounting policies are described in our Annual Report on Form 10-K for the year ended December 31, 2025. There have been no material changes to those policies during the six months ended June 30, 2026, except as described below.
In connection with our acquisition of Purchasing Power on January 2, 2026, we adopted new accounting policies related to Purchasing Power's operations, including revenue recognition, receivables, and debt-related policies. A detailed description of these policies is included in Note 1 in the accompanying condensed consolidated financial statements.
Recent Accounting Pronouncements
Refer to Note 1 to the condensed consolidated financial statements for a discussion of recently issued accounting pronouncements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As of June 30, 2026, the Company's exposure to market risk is primarily related to interest rate risk on its variable-rate debt, which includes borrowings under its asset-backed financing arrangements. These borrowings generally bear interest at rates indexed to SOFR or other variable benchmarks, plus an applicable margin, and therefore expose the Company to variability in interest expense as market interest rates change.
As of June 30, 2026, the Company had no outstanding borrowings under its Revolving Facility; however, the facility remains available for future borrowings and, if utilized, would also bear interest at variable rates tied to SOFR or a base rate.
Based on the Company's variable-rate debt outstanding as of June 30, 2026, a hypothetical 1.0% increase or decrease in interest rates would result in a corresponding increase or decrease in annual interest expense of approximately $0.7 million.
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
Changes in Internal Control Over Financial Reporting.
During the three months ended June 30, 2026, the Company continued its multi-phase implementation of a new enterprise resource planning ("ERP") system that began during the second quarter of 2025 and is expected to continue throughout 2026 and into 2027. The new ERP replaces legacy systems and is designed to, among other things, streamline and enhance the Company's financial and accounting processes through a comprehensive, integrated solution. In connection with the implementation, certain existing internal controls were modified or removed, and new internal controls and procedures were designed and implemented to align with the new ERP system. This implementation resulted in changes to certain internal controls over financial reporting. The Company performed additional testing and monitoring procedures during and after the go-live to ensure appropriate operations of controls. Additional phases of the implementation are planned for 2026, and we will continue to evaluate quarterly whether these changes materially affect our internal control over financial reporting.
On January 2, 2026, we acquired Purchasing Power. We are currently in the process of integrating Purchasing Power into our assessment of our internal control over financial reporting. Management's assessment and conclusions on the effectiveness of our disclosure controls and procedures as of June 30, 2026 excludes an assessment of the internal control over financial reporting of Purchasing Power. Additionally, we are in the process of integrating Purchasing Power into our ERP system, which integration is expected to be completed in the first quarter of 2027.
Except as described above, there have been no changes in the Company's internal control over financial reporting during the three months ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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
ITEM 1A.RISK FACTORS
The Company does not have any updates to its risk factors disclosure that were previously reported in the 2025 Annual Report.
ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table presents our share repurchase activity for the three months ended June 30, 2026:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs [1]
April 1, 2026 through April 30, 2026	—	$—	—	$309,573,987
May 1, 2026 through May 31, 2026	80,000	$36.76	80,000	306,633,498
June 1, 2026 through June 30, 2026	200,000	$36.22	200,000	299,389,280
Total	280,000		280,000
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
ITEM 3.DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.OTHER INFORMATION
During the three months ended June 30, 2026, none of our directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement."

ITEM 6.EXHIBITS

EXHIBIT NO.	DESCRIPTION OF EXHIBIT

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from this Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, formatted in Inline XBRL (included in Exhibit 101)

*Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROG Holdings, Inc.
(Registrant)

Date:	July 29, 2026	By:	/s/ BRIAN GARNER
Brian Garner
Chief Financial Officer
(Principal Financial Officer)

Date:	July 29, 2026	By:	/s/ MATT SEWELL
Matt Sewell
Senior Vice President, Chief Accounting Officer
(Principal Accounting Officer)