Form 10-Q
period 2026-09-30
PROG Holdings, Inc.
filed 2026-10-28
CIK 1808834

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ________________________________
 FORM 10-Q
________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED September 30, 2026
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
 ___________________________________

    Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No  ☐
    Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒    No ☐
    Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☒		Accelerated Filer	☐

Non-Accelerated Filer	☐	(Do not check if a smaller reporting company)	Smaller Reporting Company	☐

Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act				☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
    Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class	Shares Outstanding as of October 23, 2026
Common Stock, $0.50 Par Value	38,996,676

PROG HOLDINGS, INC.

PART I – FINANCIAL INFORMATION
ITEM 1.FINANCIAL STATEMENTS
PROG HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	September 30, 2026	December 31, 2025
Assets	(in thousands, except share data)
Cash and cash equivalents	$108,917	$308,774
Restricted cash[1]	9,663	—
Receivables (net of allowances and unearned interest income of $113,841 in 2026 and $68,806 in 2025; includes $39,633 recorded at fair value in 2026)[1]	374,630	74,228
Other receivables (net of allowances and unearned interest income of $9,098 in 2026 and $0 in 2025; includes $3,494 recorded at fair value in 2026)[1]	40,415	—
Lease merchandise (net of accumulated depreciation and allowances of $442,115 in 2026 and $407,104 in 2025)	511,293	609,009
Loans receivable (net of allowances and unamortized fees of $20,701 in 2026 and $18,246 in 2025)	74,383	90,648
Property and equipment, net	26,482	19,526
Goodwill and other intangibles, net	755,308	353,835
Income tax receivable	22,791	47,894
Deferred income tax assets	18,423	19,561
Prepaid expenses and other assets	104,812	73,383
Assets of discontinued operations	8,483	13,550
Total assets	$2,055,600	$1,610,408
Liabilities and shareholders' equity
Accounts payable and accrued expenses	$159,727	$96,471
Debt, net[1]	865,841	594,861
Deferred income tax liabilities	167,562	121,152
Other liabilities	52,410	44,676
Liabilities of discontinued operations	2,063	6,831
Total liabilities	1,247,603	863,991
Commitments and contingencies (note 8)
Shareholders' equity
Common stock, par value $0.50 per share: authorized: 225,000,000 shares at September 30, 2026 and December 31, 2025; shares issued: 82,078,654 at September 30, 2026 and December 31, 2025	41,039	41,039
Additional paid-in capital	363,836	363,583
Retained earnings	1,687,514	1,594,685
	2,092,389	1,999,307
Less: treasury shares at cost
Common stock: 43,081,978 shares at September 30, 2026 and 42,502,844 at December 31, 2025	(1,284,392)	(1,252,890)
Total shareholders' equity	807,997	746,417
Total liabilities and shareholders' equity	$2,055,600	$1,610,408
1 As of September 30, 2026, consolidated VIE assets included $356.7 million of receivables and $8.1 million of restricted cash that can only be used to settle their obligations, and consolidated VIE liabilities included $272.0 million of debt for which creditors have no recourse to the Company. See Note 1.
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

PROG HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
	(in thousands, except per share data)
Revenues
Lease revenues and fees	$552,266	$556,583	$1,698,960	$1,777,814
Product and service revenues	128,941	—	363,854	—
Other revenue	44,572	21,123	125,354	56,823
	725,779	577,706	2,188,168	1,834,637
Costs and expenses
Depreciation of lease merchandise	376,821	378,499	1,150,142	1,224,049
Cost of product sales	75,826	—	214,034	—
Provision for lease merchandise write-offs	45,977	41,037	136,127	131,688
Operating expenses	135,007	95,588	428,624	287,121
Provision for credit losses	30,526	9,991	85,360	23,535
	664,157	525,115	2,014,287	1,666,393
Gain on sale of lease receivables	2,881	—	14,039	—
Gain on change in fair value of receivables	1,478	—	9,000	—
Operating profit	65,981	52,591	196,920	168,244
Interest expense	(14,172)	(9,790)	(47,778)	(29,547)
Interest income	501	1,899	1,538	4,417
Earnings from continuing operations before income tax expense	52,310	44,700	150,680	143,114
Income tax expense	14,832	12,433	39,606	38,676
Net earnings from continuing operations	37,478	32,267	111,074	104,438
(Loss) earnings from discontinued operations, net of tax	(236)	854	(749)	1,884
Net earnings	$37,242	$33,121	$110,325	$106,322
Basic earnings per share
Continuing operations	$0.95	$0.81	$2.78	$2.60
Discontinued operations	(0.01)	0.02	(0.02)	0.05
Total basic earnings per share	$0.94	$0.83	$2.76	$2.65
Diluted earnings per share
Continuing operations	$0.92	$0.80	$2.73	$2.55
Discontinued operations	(0.01)	0.02	(0.02)	0.05
Total diluted earnings per share	$0.91	$0.82	$2.71	$2.60
Cash dividend declared per share
Common stock	$0.14	$0.13	$0.42	$0.39
Weighted average shares outstanding
Basic	39,627	39,700	39,900	40,220
Diluted	40,550	40,481	40,697	40,960
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

PROG HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended September 30,
	2026	2025
	(in thousands)
Operating activities
Net earnings	$110,325	$106,322
Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation of lease merchandise	1,150,142	1,224,049
Other depreciation and amortization	35,522	18,253
Provisions for accounts receivable and credit losses	338,270	305,613
Stock-based compensation	24,963	21,633
Gain on change in fair value of receivables	(9,000)	—
Deferred income taxes	28,560	33,417
Gain on sale of receivables	(14,525)	—
Non-cash lease expense	(1,698)	(2,280)
Other changes, net	1,055	(2,450)
Changes in operating assets and liabilities, net of effects of the acquisition:
Additions to lease merchandise	(1,231,076)	(1,180,200)
Book value of lease merchandise sold or disposed	178,650	135,240
Accounts receivable	(214,787)	(236,707)
Prepaid expenses and other assets	(3,318)	8,742
Income tax receivable and payable	25,763	(40,460)
Accounts payable and accrued expenses	(28,622)	6,275
Customer deposits and advance payments	(4,073)	(7,582)
Cash provided by operating activities	386,151	389,865
Investing activities
Funding of loans receivable	(916,128)	(596,455)
Collections from loans receivable	896,871	534,863
Funding of other receivables	(68,810)	—
Collections from other receivables	60,283	—
Purchases of property and equipment	(13,013)	(7,449)
Proceeds from sale of property and equipment	415	—
Acquisition of business, net of cash acquired	(391,845)	—
Cash used in investing activities	(432,227)	(69,041)
Financing activities
Proceeds from debt	546,178	—
Repayments on debt	(612,786)	(50,000)
Dividends paid	(16,726)	(15,625)
Acquisition of treasury stock	(46,885)	(51,775)
Issuance of stock under stock option and employee purchase plans	1,135	1,028
Cash paid for shares withheld for employee taxes	(10,406)	(7,413)
Debt issuance costs	(4,628)	(84)
Cash used in financing activities	(144,118)	(123,869)
(Decrease) increase in cash, cash equivalents and restricted cash	(190,194)	196,955
Cash, cash equivalents and restricted cash at beginning of period	308,774	95,655
Cash, cash equivalents and restricted cash at end of period	$118,580	$292,610
Net cash (received) paid during the period:
Interest	$36,414	$19,119
Income taxes	$(14,614)	$46,068
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
As of September 30, 2026, PROG Holdings has three reportable segments: (i) Progressive Leasing, an in-store, app-based, and e-commerce point-of-sale lease-to-own solutions provider; (ii) Purchasing Power, a voluntary employee benefit program provider, allowing employees to purchase brand-name products and services through either automatic payroll deductions or allotments; and (iii) Four Technologies, Inc. ("Four"), a modern cloud-native mobile app which offers Buy Now, Pay Later ("BNPL") payment options to consumers through the Four platform.
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
PROG Holdings' ecosystem of financial technology offerings also includes MoneyApp, a mobile application that offers customers short-term liquidity solutions. MoneyApp is not a reportable segment as its financial results are not significant to the Company's condensed consolidated financial results, and its results are included in "Other" in the Company's segment disclosures.
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
The Company presents its condensed consolidated balance sheets on an unclassified basis, generally in order of liquidity, which is consistent with industry practice for financial services and lease-to-own businesses and is meaningful given the nature of the Company's receivable-driven operations.

PROG HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Seasonality
The Company’s business is subject to seasonal fluctuations, with higher originations, receivable balances, and revenues typically occurring in the fourth quarter due to increased consumer spending during the holiday season. As a result, the Company’s results for any interim period are not necessarily indicative of results for the full year.
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
Discontinued Operations
Vive Financial ("Vive"), an omnichannel provider of second-look revolving credit products, had been an operating segment of the Company prior to October 20, 2025, when the Company sold Vive's loans receivable portfolio. In conjunction with the sale, the Company determined that Vive would cease operations and began an orderly wind-down of its activities and obligations, which represents a strategic shift that will have a major effect on the Company's operations and financial results. Accordingly, Vive's results are presented as discontinued operations in the Company's condensed consolidated financial statements for all periods presented.
The results of Vive are presented separately in the condensed consolidated statements of earnings, net of tax, and assets and liabilities of discontinued operations are presented separately in the condensed consolidated balance sheets. Unless otherwise noted, amounts and disclosures throughout these notes relate to the Company's continuing operations.
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

	Three months ended September 30,		Nine months ended September 30,
(shares in thousands)	2026	2025	2026	2025
Weighted average shares outstanding	39,627	39,700	39,900	40,220
Dilutive effect of share-based awards	923	781	797	740
Weighted average diluted shares outstanding	40,550	40,481	40,697	40,960

PROG HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Approximately 261,000 and 407,000 weighted-average share-based awards were excluded from the computation of diluted earnings per share during the three and nine months ended September 30, 2026, respectively, as the awards would have been anti-dilutive for the periods presented.
Approximately 312,000 and 352,000 weighted-average share-based awards were excluded from the computation of diluted earnings per share during the three and nine months ended September 30, 2025, respectively, as the awards would have been anti-dilutive for the periods presented.
Revenue Recognition
The Company generates revenue from multiple sources, including leasing arrangements, contracts with customers, and financing and fee income, which are presented within revenues in the condensed consolidated statements of earnings. The Company recognizes revenue in accordance with applicable accounting guidance based on the nature of the underlying transactions, including ASC 842, "Leases," ASC 606, "Revenue from Contracts with Customers," and ASC 310, "Receivables."
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
Purchasing Power
The Company recognizes revenue generated by Purchasing Power in accordance with ASC 606. Purchasing Power generates revenue through the sale of both products and services. Sales of products generally involve customers purchasing such products directly from Purchasing Power, while sales of services, including sales of product protection plans and travel-related services, are conducted through third parties. Sales of products and services are completed through retail installment arrangements with contractual repayment terms of six, twelve, or eighteen months. Although these installment contracts do not bear a stated interest rate, receivables generated from retail installment sales greater than 12 months and certain other customer receivables related to services result in imputed interest revenue that is recognized over the contractual repayment term of receivables pursuant to ASC 606 or ASC 310, respectively.
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

PROG HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The Company applies the practical expedient permitted under ASC 606 for customer contracts with an original expected duration of one year or less and, accordingly, does not adjust the transaction price for contracts qualifying for this expedient. For all Purchasing Power contracts with repayment terms greater than twelve months, the Company adjusts the transaction price for the effects of imputed interest, pursuant to ASC 606, although those contracts do not contain a stated interest rate. For agent transactions, receivables attributable to amounts remitted to third parties, including payments to principals, taxes, and fees, are accounted for as other receivables and presented separately in the condensed consolidated balance sheets and do not qualify for the practical expedient under ASC 606. The Company imputes interest using an annual rate of generally 20%, which approximates market‑based rates that would be charged to customers with similar credit risk profiles in standalone financing arrangements at contract inception, pursuant to ASC 606 or ASC 835-30, "Interest." The imputed interest is recognized over the contractual term of the receivables using the effective interest method and recorded as other revenue in the condensed consolidated statements of earnings.
The unearned portion of imputed interest is recorded as a reduction of the related receivables in the condensed consolidated balance sheets.
Four
The Company recognizes revenues generated from processing fees, late fees, and interchange fees charged in connection with its interest-free installment loans originated through Four's BNPL platform. These amounts represent fees earned as components of the economics of the underlying consumer loans receivable. Processing fees and late fees are recognized based on expected amounts to be earned over the contractual life of the related receivables and therefore management estimates future customer activity and collections. Estimates are based on historical experience and other relevant factors and are updated periodically as actual results and expectations change. Processing fees, late fees, and interchange fees are recognized as an adjustment to the yield of the related receivables pursuant to ASC 310 and ASC 835-30.
In addition, the Company earns subscription revenue from certain consumer applications as well as affiliate fees. In accordance with ASC 606, revenue is recognized when the promised services are provided to the customer. Subscription revenue is recognized as the Company provides continuous access to the underlying services over the subscription term, while affiliate fees are recognized at a point in time when the performance obligation for the services is satisfied.
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

PROG HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Purchasing Power - Receivables Originated Post-Acquisition and Allowance for Credit Losses
Receivables originated after the acquisition date are recorded at amortized cost and classified based on the nature of the underlying transaction. The portion of customer receivables attributable to product sales where the Company is (i) deemed a principal and (ii) service‑based revenues where the Company is deemed an agent are classified as accounts receivable. For retail installment sale agreement receivables with terms in excess of 12 months, the Company imputes interest over the contractual term in accordance with ASC 606 using an effective interest method. The resulting accretion is recognized as other revenue in the condensed consolidated statements of earnings.
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
Contract Balances
Receivables recognized from contracts with customers consist primarily of trade accounts receivable related to Purchasing Power product and service revenues and are presented net of an allowance for credit losses. These receivables represent amounts due from customers for the transfer of goods or services. Receivables classified as other receivables and receivables measured at fair value are excluded from contract balances, as they do not represent consideration for the transfer of goods or services under ASC 606.
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
The Company records a provision for write-offs using the allowance method. The allowance method for lease merchandise write-offs estimates the merchandise losses incurred but not yet identified by management as of the end of the accounting period based on historical write-off experience. Other qualitative factors, such as current and forecasted customer payment trends, are considered in estimating the allowance. Given the significant uncertainty regarding the impacts of inflation, including higher fuel costs, tariffs, elevated interest rates, and unemployment rates on our business, a high level of estimation was involved in determining the allowance as of September 30, 2026. Actual lease merchandise write-offs may differ materially from the allowance as of September 30, 2026. For customer lease agreements that are past due, the Company's policy is to write off lease merchandise after 120 days.
The following table shows the components of the allowance for lease merchandise write-offs, which is included within lease merchandise, net in the condensed consolidated balance sheets:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2026	2025	2026	2025
Beginning balance	$52,019	$48,863	$47,000	$51,874
Net book value of merchandise written off	(46,851)	(43,135)	(136,102)	(140,947)
Recoveries	1,936	2,023	6,056	6,173
Provision for write-offs	45,977	41,037	136,127	131,688
Ending balance	$53,081	$48,788	$53,081	$48,788

PROG HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Vendor Incentives and Rebates Provided to POS Partners
Progressive Leasing has agreements with some of its POS partners that require additional consideration to be paid to the POS partner, including payments for exclusivity, rebates based on lease volume originations generated through the POS partners, and payments to the POS partners for marketing or other development initiatives to promote additional lease originations through these POS partners. Payments made to POS partners as consideration for them providing exclusivity to Progressive Leasing for lease-to-own transactions with customers of the POS partner are expensed on a straight-line basis over the exclusivity term. Rebates are accrued over the period the POS partner is earning the rebate, which is typically based on quarterly or annual lease origination volumes. Payments made to POS partners for marketing or development initiatives are expensed on a straight-line basis over the period the POS partner is earning the funds or the specified marketing term. Progressive Leasing expensed $8.5 million and $25.2 million for such additional consideration to POS partners during the three and nine months ended September 30, 2026, respectively, compared to $8.2 million and $25.3 million during the three and nine months ended September 30, 2025. Expenses related to additional consideration provided to POS partners are classified within operating expenses in the condensed consolidated statements of earnings.
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
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets to the total amount shown in the condensed consolidated statements of cash flows:

	September 30,
(in thousands)	2026	2025
Cash and cash equivalents	$108,917	$292,610
Restricted cash	9,663	—
Total cash, cash equivalents and restricted cash per statement of cash flows	$118,580	$292,610
Loans Receivable, Net
Gross loans receivable primarily represents amounts due to our Four segment. The allowance and unamortized fees represent estimated uncollectible amounts and unamortized late fees, interchange fees, and processing fees. Loans receivable, net, includes $68.1 million and $84.4 million of outstanding receivables from customers of Four as of September 30, 2026 and December 31, 2025, respectively, with the remainder relating to our other strategic operations.
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
Prepaid Expenses and Other Assets
Prepaid expenses and other assets consist of the following:

(in thousands)	September 30, 2026	December 31, 2025
Prepaid expenses	$35,599	$28,885
Prepaid lease merchandise	9,391	14,233
Prepaid software expenses	14,775	10,321
Unamortized initial direct costs on lease agreement originations	6,840	6,838
Operating lease right-of-use assets	17,707	2,740
Inventories	3,636	—
Other assets	16,864	10,366
Prepaid expenses and other assets	$104,812	$73,383
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
Right‑of‑use assets and lease liabilities related to operating leases are included in prepaid expenses and other assets and other liabilities in the condensed consolidated balance sheets. In April 2026, the Company amended one of its Atlanta, Georgia office leases, extending the term through July 2032. The amendment was accounted for as a lease modification under ASC 842, resulting in a $3.3 million remeasurement of the associated right-of-use asset and lease liability as of the modification date. In July 2026, the Company amended its Draper, Utah corporate office lease, reducing the leased space and extending the term through August 2034. A September 2026 amendment resulted in the remeasurement of the remaining premises and adjusted rent and other square-footage based terms. Each amendment was accounted for as a lease modification under ASC 842. In connection with the July 2026 amendment, the Company recorded a $1.6 million gain on the partial termination of the lease, which is included in operating expenses in the condensed consolidated statements of earnings. The amendments resulted in remeasurements of the associated lease liability totaling $9.0 million and right-of-use asset totaling $10.7 million as of the modification dates.
Inventories relate to Purchasing Power and consist of customer-directed goods in transit for which Purchasing Power assumes ownership during the shipment process and to a lesser extent, returned merchandise. Inventories are stated at the lower of cost or net realizable value.
Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consist of the following:

(in thousands)	September 30, 2026	December 31, 2025
Accounts payable	$46,911	$18,504
Accrued salaries and benefits	33,600	16,201
Accrued sales and personal property taxes	15,724	9,588
Income taxes payable	1,766	1,177
Uncertain tax positions	3,422	2,695
Accrued vendor rebates	10,185	13,212
Other accrued expenses and liabilities	48,119	35,094
Accounts payable and accrued expenses	$159,727	$96,471

PROG HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
The Company is not contractually required and does not currently intend to provide additional financial support to these VIEs beyond its existing contractual obligations. Although these VIEs are consolidated, they are separate legal entities, and as of September 30, 2026, certain of their assets and liabilities are included in the Company's condensed consolidated balance sheets, including receivables with a total contractual balance of approximately $356.7 million, which are included within receivables and other receivables, restricted cash of $8.1 million, and indebtedness of $272.0 million. The assets of the VIEs, including receivables and restricted cash, are subject to contractual restrictions and may only be used to settle obligations of the respective VIEs. The creditors of the VIEs do not have recourse to the assets or general credit of the Company or its other subsidiaries.

PROG HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Goodwill and Other Intangible Assets
Goodwill represents the excess of the purchase price paid over the fair value of the identifiable net tangible and intangible assets acquired in connection with business acquisitions. Progressive Leasing, Purchasing Power and Four have goodwill as of September 30, 2026.
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
The Company determined that there were no events or circumstances that occurred during the nine months ended September 30, 2026 that would more likely than not reduce the fair value of Progressive Leasing, Purchasing Power or Four below their carrying amounts.
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
Indefinite-Lived Intangible Assets
The following table summarizes information related to indefinite-lived intangible assets at September 30, 2026 and December 31, 2025:

(in thousands)	September 30, 2026	December 31, 2025
Trade Name	$53,000	$53,000
Goodwill
Progressive Leasing	$288,801	$288,801
Purchasing Power	110,653	—
Four	7,260	7,260
Total goodwill	$406,714	$296,061
Indefinite-lived intangible assets	$459,714	$349,061
Definite-Lived Intangible Assets
The following table summarizes information related to definite-lived intangible assets at September 30, 2026 and December 31, 2025:

	September 30, 2026			December 31, 2025
(in thousands)	Gross	Accumulated amortization	Net	Gross	Accumulated amortization	Net
Client relationships	$258,000	$(19,350)	$238,650	$—	$—	$—
Retail partner and broker relationships	205,587	(183,387)	22,200	181,586	(177,271)	4,315
Trademarks and trade names	29,620	(1,676)	27,944	587	(528)	59
Internally developed technology	92,000	(85,200)	6,800	84,000	(83,600)	400
Total	$585,207	$(289,613)	$295,594	$266,173	$(261,399)	$4,774

PROG HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Stock-Based Compensation
During the nine months ended September 30, 2026, the Company issued 725,685 restricted stock units and 246,703 performance share units to certain employees. The restricted stock units vest over one- to three-year periods. The performance share units, for which various business, strategic and compliance goals are the performance metrics, also vest over one- to three-year periods, if they are earned at the end of their one-year performance period. The weighted average fair value of the restricted stock and performance share awards was $36.63, which was based on the fair market value of the Company's common stock on the dates of grant. The Company also issued 124,429 performance share units which may be earned after a three-year vesting period by achieving specified levels of total shareholder return ("TSR") of the Company's common stock relative to the TSR of the S&P 600 Small Cap Index. The fair value of the TSR performance share units was $59.12, which was based on a grant date value using a Monte Carlo simulation model. The Company will recognize the grant date fair value of the restricted stock units and TSR performance share units as stock-based compensation expense over the requisite service period determined in accordance with the terms of the grant agreement. The Company will recognize the grant date fair value of the performance share units as stock-based compensation expense over the estimated vesting period based on the Company's projected assessment of the performance conditions that are probable of being achieved in accordance with ASC 718, "Compensation—Stock Compensation."
Shareholders' Equity
Changes in shareholders' equity for the nine months ended September 30, 2026 and 2025 are as follows:

	Treasury stock		Common stock		Additional paid-in capital	Retained earnings	Total shareholders' equity
(in thousands)	Shares	Amount	Shares	Amount
Balance, December 31, 2025	(42,503)	$(1,252,890)	82,079	$41,039	$363,583	$1,594,685	$746,417
Cash dividends, $0.14 per share	—	—	—	—	—	(5,860)	(5,860)
Stock-based compensation	—	—	—	—	7,651	—	7,651
Reissued shares	488	12,841	—	—	(22,748)	—	(9,907)
Net earnings	—	—	—	—	—	36,054	36,054
Balance, March 31, 2026	(42,015)	$(1,240,049)	82,079	$41,039	$348,486	$1,624,879	$774,355
Cash dividends, $0.14 per share	—	—	—	—	—	(5,864)	(5,864)
Stock-based compensation	—	—	—	—	9,209	—	9,209
Reissued shares	48	1,358	—	—	(562)	—	796
Repurchased shares	(280)	(10,185)	—	—	—	—	(10,185)
Net earnings	—	—	—	—	—	37,029	37,029
Balance, June 30, 2026	(42,247)	$(1,248,876)	82,079	$41,039	$357,133	$1,656,044	$805,340
Cash dividends, $0.14 per share	—	—	—	—	—	(5,772)	(5,772)
Stock-based compensation	—	—	—	—	8,129	—	8,129
Reissued shares	50	1,340	—	—	(1,426)	—	(86)
Repurchased shares	(885)	(36,856)	—	—	—	—	(36,856)
Net earnings	—	—	—	—	—	37,242	37,242
Balance, September 30, 2026	(43,082)	$(1,284,392)	82,079	$41,039	$363,836	$1,687,514	$807,997

PROG HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Treasury stock		Common stock		Additional paid-in capital	Retained earnings	Total shareholders' equity
(in thousands)	Shares	Amount	Shares	Amount
Balance, December 31, 2024	(41,263)	$(1,218,746)	82,079	$41,039	$358,538	$1,469,450	$650,281
Cash dividends, $0.13 per share	—	—	—	—	—	(5,465)	(5,465)
Stock-based compensation	—	—	—	—	7,806	—	7,806
Reissued shares	474	14,338	—	—	(21,062)	—	(6,724)
Repurchased shares	(936)	(26,168)	—	—	—	—	(26,168)
Net earnings	—	—	—	—	—	34,718	34,718
Balance, March 31, 2025	(41,725)	$(1,230,576)	82,079	$41,039	$345,282	$1,498,703	$654,448
Cash dividends, $0.13 per share	—	—	—	—	—	(5,418)	(5,418)
Stock-based compensation	—	—	—	—	6,646	—	6,646
Reissued shares	90	2,629	—	—	(2,221)	—	408
Repurchased shares	(900)	(25,894)	—	—	—	—	(25,894)
Net earnings	—	—	—	—	—	38,483	38,483
Balance, June 30, 2025	(42,535)	$(1,253,841)	82,079	$41,039	$349,707	$1,531,768	$668,673
Cash dividends, $0.13 per share	—	—	—	—	—	(5,335)	(5,335)
Stock-based compensation	—	—	—	—	7,107	—	7,107
Reissued shares	2	60	—	—	(69)	—	(9)
Net earnings	—	—	—	—	—	33,121	33,121
Balance, September 30, 2025	(42,533)	$(1,253,781)	82,079	$41,039	$356,745	$1,559,554	$703,557
On October 28, 2026, the Company announced its intention to enter into an accelerated share repurchase agreement to repurchase approximately $100.0 million of its common stock under the share repurchase program. The transactions under that program are expected to be completed during the fourth quarter of 2026 and the first quarter of 2027. The Company intends to fund the accelerated share repurchase using cash on hand and borrowings under its revolving credit facility. In addition, the Company’s Board of Directors replenished the Company’s existing share repurchase program, adding an additional $237.3 million to bring the total amount available for future repurchases to $500.0 million. The term of the share repurchase program, which was set to expire on February 21, 2027, was also extended through October 26, 2029.
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

PROG HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Recent Accounting Pronouncements
Adopted
In July 2025, the FASB issued ASU 2025-05, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets" ("ASU 2025-05"), which provides a practical expedient related to the estimation of expected credit losses for current accounts receivable and current contract assets that arise from transactions accounted for under ASC 606, "Revenue from Contracts with Customers." The practical expedient permits an entity to assume that current conditions as of the balance sheet date do not change for the remaining life of the current accounts receivable and current contract assets. ASU 2025-05 is effective for annual and interim periods beginning after December 15, 2025 on a prospective basis, with early adoption permitted. The Company adopted this guidance on January 1, 2026 on a prospective basis. The practical expedient is primarily applicable to Purchasing Power's six- and twelve-month retail installment agreements classified as accounts receivable. There was no material impact on our financial position or results of operations.
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
The consideration transferred did not include any contingent consideration. The escrow arrangement relates only to general representations and warranties that were valid as of the Acquisition Date and, accordingly, was included in consideration transferred rather than accounted for as contingent consideration, as the amounts are not contingent on future events. The escrowed funds were subsequently released to the Seller in accordance with the terms of the acquisition agreement.
The Company incurred $11.1 million of acquisition-related costs during the nine months ended September 30, 2026, which were recorded within operating expenses in the condensed consolidated statements of earnings, and are not included in consideration transferred. The Company incurred approximately $2.2 million of acquisition-related costs in the year ended December 31, 2025 related to this transaction.
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

PROG HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The Company has completed a preliminary allocation of the purchase price to the identifiable assets acquired and liabilities assumed based on their estimated fair values as of the Acquisition Date. The valuation of certain accrued liabilities is preliminary. Accordingly, the purchase price allocation is subject to adjustment during the measurement period (not to exceed one year from the Acquisition Date) as additional information becomes available and such changes may result in adjustments to goodwill.
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
1 The gross contractual unpaid principal balance of acquired installment accounts receivable and other receivables, with fair values of $324.0 million and $35.1 million, respectively, was $426.3 million, and the Company expects to collect $370.7 million. Accounts receivable also includes $32.0 million of client receivables, which the Company expects will be fully paid.
2 The excess of the purchase consideration over the estimated fair value of the net identifiable assets acquired has been recorded as goodwill.
The purchase price allocation remains preliminary as of September 30, 2026. During the three months ended September 30, 2026, no measurement period adjustments were recorded.
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
Supplemental Pro Forma Information
The following unaudited pro forma information presents the combined results of operations of the Company as if the acquisition of Purchasing Power had occurred on January 1, 2025:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2026	2025	2026	2025
Total revenues from continuing operations	$725,779	$699,244	$2,188,168	$2,179,344
Net earnings from continuing operations	$36,915	$28,715	$111,922	$90,355
The unaudited pro forma information reflects adjustments directly attributable to the acquisition, including amortization of acquired intangible assets, financing effects, and related tax impacts. The pro forma information does not include the effects of expected synergies, integration activities, or other nonrecurring items, and is not necessarily indicative of future results.
Net cash used in the acquisition, net of cash and restricted cash acquired of $32.4 million, was $391.8 million and is included within investing activities in the condensed consolidated statements of cash flows for the nine months ended September 30, 2026.
For the three months ended September 30, 2026, Purchasing Power contributed revenues of $131.8 million and pre-tax net earnings of $3.0 million to the Company's condensed consolidated results of operations. For the nine months ended September 30, 2026, Purchasing Power contributed revenues of $369.3 million and a pre-tax net loss of $4.8 million.

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

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2026	2025	2026	2025
Revenues	$629	$17,402	$2,634	$49,222
Operating (loss) profit	(279)	938	(893)	2,330
(Loss) earnings from discontinued operations before income tax	(279)	948	(979)	2,339
Income tax (benefit) expense from discontinued operations	(43)	94	(230)	455
(Loss) earnings from discontinued operations, net of tax	$(236)	$854	$(749)	$1,884

Cash flows[1]:
Cash (used in) provided by operating activities - discontinued operations			$(6,576)	$24,730
Cash provided by (used in) investing activities - discontinued operations			$5,917	$(35,490)
1 Vive did not generate cash flows from financing activities for the periods presented.
The following table summarizes the major classes of assets and liabilities of discontinued operations as of September 30, 2026 and December 31, 2025:

(in thousands)	September 30, 2026	December 31, 2025
Assets
Accounts receivable, net	$—	$17
Loans receivable, net	5,090	9,570
Deferred tax assets	2,671	2,671
Prepaid expenses and other assets	722	1,292
Total assets of discontinued operations	$8,483	$13,550
Liabilities
Accounts payable and accrued expenses	$1,993	$6,831
Income tax payable	70	—
Total liabilities of discontinued operations	$2,063	$6,831

PROG HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 4. ACCOUNTS RECEIVABLE AND OTHER RECEIVABLES
Accounts receivable and other receivables consist of the following:

(in thousands)	September 30, 2026	December 31, 2025
Accounts receivable
Progressive Leasing accounts receivable:
Progressive Leasing accounts receivable	$141,436	$136,234
Less: accounts receivable allowance	(78,148)	(68,806)
Progressive Leasing accounts receivable, net	63,288	67,428

Four affiliate and interchange fees receivable	6,656	6,800

Purchasing Power accounts receivable
Accounts receivable - acquired portfolio (at fair value)	39,633	—
Accounts receivable - post-acquisition portfolio	264,309	—
Less: allowance for credit losses - post-acquisition portfolio	(33,767)	—
Less: unearned interest income - post-acquisition portfolio	(1,926)	—
Client and miscellaneous receivables	36,437	—
Purchasing Power accounts receivable, net	304,686	—

Total accounts receivable, net	$374,630	$74,228

Other receivables - Purchasing Power
Other receivables - acquired portfolio (at fair value)	3,494	—
Other receivables - post-acquisition portfolio	46,019	—
Less: allowance for credit losses - post-acquisition portfolio	(5,994)	—
Less: unearned interest income - post-acquisition portfolio	(3,104)	—
Total other receivables, net	$40,415	$—
Progressive Leasing
Progressive Leasing accounts receivable represent lease payments due from customers and are presented net of an accounts receivable allowance.
The following table summarizes activity in the lease receivable allowance related to Progressive Leasing:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2026	2025	2026	2025
Beginning balance	$69,436	$68,788	$68,806	$71,607
Net book value of accounts receivable written off	(95,077)	(90,920)	(274,968)	(283,158)
Recoveries	9,027	9,480	31,187	32,029
Accounts receivable provision	94,762	86,318	253,123	253,188
Ending balance	$78,148	$73,666	$78,148	$73,666

PROG HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Purchasing Power
Purchasing Power receivables consist of amounts acquired in the acquisition of Purchasing Power on January 2, 2026 and receivables originated subsequent to the acquisition date. These receivables are classified as either accounts receivable or other receivables based on the nature of the underlying transaction, consistent with the Company's accounting policies described in Note 1.
Receivables acquired in the acquisition, including both accounts receivable and other receivables, are measured at fair value in accordance with the fair value option. During the three and nine months ended September 30, 2026, the Company recognized gains of $1.5 million and $9.0 million, respectively, on change in the fair value of these receivables. For the three months ended September 30, 2026, the gain consisted entirely of $1.5 million of interest income accretion, with no changes in fair value. For the nine months ended September 30, 2026, the gain consisted of $10.9 million of interest income accretion, partially offset by $1.9 million of changes in the fair value. Receivables originated subsequent to the acquisition date are measured at amortized cost. Additional information regarding measurement and income or loss recognition is included in Note 1.
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
The following table summarizes activity in the allowance for credit losses related to Purchasing Power post-acquisition receivables:

	Three months ended September 30, 2026		Nine months ended September 30, 2026
(in thousands)	Accounts receivable	Other receivables	Accounts receivable	Other receivables
Beginning balance	$23,478	$4,469	$—	$—
Net book value of accounts written off	(4,039)	(521)	(4,082)	(524)
Recoveries	339	24	419	28
Provision for credit losses	13,989	2,022	37,430	6,490
Ending balance	$33,767	$5,994	$33,767	$5,994
The following table presents the amortized cost basis of Purchasing Power receivables originated post-acquisition, disaggregated by credit quality indicator, as of September 30, 2026:

(in thousands)	Originated post-acquisition accounts receivables			Originated post-acquisition other receivables
Aging category	Federal	Non-Federal	September 30, 2026	Federal	Non-Federal	September 30, 2026
1-30 days past due	$1,973	$13,804	$15,777	$620	$2,190	$2,810
31-59 days past due	968	5,876	6,844	271	863	1,134
60 or more days past due	1,551	9,515	11,066	391	1,228	1,619
Past due receivables	$4,492	$29,195	$33,687	$1,282	$4,281	$5,563
Current receivables	$21,399	$209,223	$230,622	$5,745	$34,711	$40,456

PROG HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 5. LOANS RECEIVABLE
The following is a summary of the Company's loans receivable, net:

(in thousands)	September 30, 2026	December 31, 2025
Loans receivable, gross	$95,084	$108,894
Unamortized fees	(3,207)	(928)
Loans receivable, amortized cost	91,877	107,966
Allowance for loan losses	(17,494)	(17,318)
Loans receivable, net of allowances and unamortized fees[1]	$74,383	$90,648
1 Loans receivable, net of allowances and unamortized fees attributable to Four was $68.1 million and $84.4 million as of September 30, 2026 and December 31, 2025, respectively.
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
Below is a summary of the credit quality of Four's loan portfolio as of September 30, 2026 and December 31, 2025 by proprietary risk category as determined at the time of loan origination:

	September 30, 2026	December 31, 2025
Four - proprietary risk category:
Category A	39.4%	19.6%
Category B	42.9%	48.5%
Category C	17.7%	31.9%
The table below presents credit quality indicators of the amortized cost of the Company's loans receivable by origination year:

As of September 30, 2026 (in thousands)	2026	2025 and Prior	Total
Four - proprietary risk category:
Category A	$32,930	$—	$32,930
Category B	35,928	—	35,928
Category C	14,799	—	14,799
Other strategic operations	8,220	—	8,220
Total amortized cost	$91,877	$—	$91,877

Gross charge-offs by origination year for the nine months ended September 30, 2026	$30,653	$19,318	$49,971
Included in the table below is an aging of the loans receivable, gross balance:

(dollar amounts in thousands)
Aging category	September 30, 2026	December 31, 2025
1-30 days past due	13.3%	12.5%
31-59 days past due	8.3%	3.9%
60 or more days past due	6.3%	2.9%
Past due loans receivable	27.9%	19.3%
Current loans receivable	72.1%	80.7%
Balance of loans receivable 90 or more days past due and still accruing interest and fees	$—	$—

PROG HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The table below presents the components of the allowance for loan losses:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2026	2025	2026	2025
Beginning balance	$18,649	$9,849	$17,318	$9,228
Provision for credit losses	14,515	9,991	41,440	23,535
Charge-offs	(18,785)	(11,332)	(49,971)	(26,105)
Recoveries	3,115	1,404	8,707	3,254
Ending balance	$17,494	$9,912	$17,494	$9,912
NOTE 6. FAIR VALUE MEASUREMENT
Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table summarizes financial assets and liabilities measured at fair value on a recurring basis:

(in thousands)	September 30, 2026			December 31, 2025
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Purchasing Power accounts receivable - acquired portfolio	$—	$—	$39,633	$—	$—	$—
Purchasing Power other receivables - acquired portfolio	$—	$—	$3,494	$—	$—	$—
Deferred compensation liability	$—	$4,011	$—	$—	$3,431	$—
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
The following table summarizes the fair value of the Company's fixed-rate debt:

(in thousands)	September 30, 2026			December 31, 2025
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Senior notes	$—	$571,080	$—	$—	$592,140	$—
Asset-backed debt	$—	$—	$219,630	$—	$—	$—
NOTE 7: INDEBTEDNESS
The Company's debt consists of the following:

(in thousands)	Interest rate	Maturity	September 30, 2026	December 31, 2025
Corporate debt
Senior unsecured notes	6.00%	November 2029	$600,000	$600,000
Term Loan A	Variable[1]	November 2029	—	—
Revolving facility outstanding	Variable[2]	November 2029	—	—
Less: unamortized debt issuance costs			(4,165)	(5,139)
Total corporate debt, net			595,835	594,861

Asset-backed debt
Class A - Series 2023-A	Variable[3]	April 2030	41,285	—
Class B - Series 2023-A	Variable[3]	April 2030	10,715	—
Class A - Series 2026-A	4.37%	August 2030	122,680	—
Class B - Series 2026-A	4.81%	August 2030	32,010	—
Class C - Series 2026-A	5.25%	August 2030	29,330	—
Class D - Series 2026-A	5.40%	August 2030	20,230	—
Class E - Series 2026-A	7.54%	August 2030	15,750	—
Less: Unamortized debt issuance costs			(1,994)	—
Total asset-backed debt, net			270,006	—

Total debt, net			$865,841	$594,861
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
Corporate Debt
Senior Unsecured Notes
The Senior Notes are general unsecured obligations of the Company and are guaranteed by certain of the Company's existing and future domestic subsidiaries. There were no changes to the Company's Senior Unsecured Notes during the three and nine months ended September 30, 2026. Debt issuance costs are presented as a direct reduction of the carrying amount of the debt and amortized using the effective interest method over the contractual term of the loan in accordance with ASC 835-30.

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
The Credit Facility contains financial covenants, which include requirements that the Company maintain ratios of (i) total net debt to EBITDA as defined by the Credit Facility of no more than (a) 3.25:1.00, as of the last day of each Fiscal Quarter ending during the period from January 1, 2026 to and including December 31, 2026, (b) 3.00:1.00, as of the last day of each Fiscal Quarter ending during the period from January 1, 2027 to and including December 31, 2027, and (c) 2.50:1.00, as of the last day of each Fiscal Quarter ending thereafter; and (ii) consolidated interest coverage of no less than 3.00:1.00. As of September 30, 2026, the Company was in compliance with all financial covenants under the Credit Facility, including the maximum total net leverage ratio and minimum interest coverage ratio requirements.
The Company maintains a $350.0 million senior unsecured Revolving Facility which matures on November 15, 2029. Borrowings bear interest, at the Company's election, at either a base rate or a term SOFR rate plus an applicable margin based on the Company's leverage ratio. The Revolving Facility includes a commitment fee on unused capacity.
As of September 30, 2026, there were no outstanding borrowings under the Revolving Facility, with $350.0 million remaining available for borrowing. Borrowings and repayments under the Revolving Facility during 2026 primarily related to short‑term liquidity needs surrounding the acquisition and related transactions. Unamortized debt issuance costs related to the Revolving Facility were $3.0 million and $2.6 million as of September 30, 2026 and December 31, 2025, respectively. These amounts were included within prepaid expenses and other assets in the condensed consolidated balance sheets and are amortized over the term of the facility using the effective interest method.
The Term Loan A was scheduled to mature November 15, 2029, and was voluntarily prepaid in full during the nine months ended September 30, 2026. Term Loan A had been amortizing through quarterly principal payments, and borrowings bore interest at either a base rate or a term SOFR rate plus an applicable margin determined by the Company's leverage ratio.
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
The asset-backed debt is secured by receivables and related collections held by the applicable securitization entities. These assets are restricted and are not available to satisfy the claims of the Company's general creditors. As of September 30, 2026, the contractual amounts of the receivables pledged as collateral for these arrangements were $356.7 million. Restricted cash held by the securitization entities, including collections and reserve accounts, was $8.1 million.
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
As of September 30, 2026, the Company was in compliance with all applicable financial and performance covenants and no rapid amortization or early amortization events had occurred.

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
Debt Activity
The following table presents a summary of debt activity for the nine months ended September 30, 2026 (balances in the activity table reflect gross principal amounts and exclude unamortized debt issuance costs):

(in thousands)
Debt instrument	Balance, 12/31/2025	Acquisition	New borrowings	Debt paydowns	Balance, 9/30/2026
Corporate debt
Senior unsecured notes	$600,000	$—	$—	$—	$600,000
Term Loan A	—	—	125,000	(125,000)	—
Revolving facility[1]	—	—	185,000	(185,000)	—
Total corporate debt	600,000	—	310,000	(310,000)	600,000

Asset-backed debt
Series 2023-A facility	—	107,500	16,178	(71,678)	52,000
PPF1 facility	—	30,748	—	(30,748)	—
PPF 2024-A	—	200,360	—	(200,360)	—
PPF 2026-A facility	—	—	220,000	—	220,000
Total asset-backed debt	—	338,608	236,178	(302,786)	272,000

Total gross debt	$600,000	$338,608	$546,178	$(612,786)	$872,000
1 The new borrowings on the revolving facility included $135.0 million used for the acquisition of Purchasing Power and an additional $50 million for other working capital needs. The aggregated new revolving facility borrowings of $185.0 million were repaid during the three months ended March 31, 2026.
Maturity Schedule
Below is a summary of future principal maturities of our debt due as of September 30, 2026:

(in thousands)
2027	$—
2028	—
2029	600,000
2030	272,000
2031	—
Thereafter	—
Total	$872,000
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

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2026	2025	2026	2025
Interest on corporate debt	$9,332	$9,303	$31,428	$28,086
Interest on asset-backed financing	3,977	—	13,122	—
Amortization of debt issuance costs	863	487	3,228	1,461
Total interest expense	$14,172	$9,790	$47,778	$29,547
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
At September 30, 2026 and December 31, 2025, the Company had accrued no amount and $3.8 million, respectively, for pending legal and regulatory matters for which it believes losses are probable and the amount of the loss can be reasonably estimated. The Company records its best estimate of the loss to legal and regulatory liabilities in accounts payable and accrued expenses in the condensed consolidated balance sheets. The Company estimates the aggregate range of reasonably possible loss in excess of accrued liabilities for such probable loss contingencies is immaterial. Those matters for which a probable loss cannot be reasonably estimated are not included within the estimated ranges.
At September 30, 2026, the Company estimated that the aggregate range of loss for all material pending legal and regulatory proceedings for which a loss is reasonably possible, but less likely than probable (i.e., excluding the contingencies described in the preceding paragraph), is immaterial. Those matters for which a reasonable estimate is not possible are not included within estimated ranges and, therefore, the estimated ranges do not represent the Company's maximum loss exposure. The Company's estimates for legal and regulatory accruals, aggregate probable loss amounts and reasonably possible loss amounts are all subject to the uncertainties and variables described above.
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

PROG HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
In October 2026, Progressive Leasing received a civil investigative demand (the "NC CID") from the Attorney General of North Carolina. The NC CID requests documents and information concerning Progressive Leasing’s lease-to-own offerings and related business practices in North Carolina. Although the Company believes Progressive Leasing is in compliance with applicable law, this inquiry could result in litigation or other enforcement action and substantial costs, including legal fees, fines, penalties and remediation expenses. The Company is currently unable to predict the ultimate timing or outcome of this matter.
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
In June 2026, Progressive Leasing entered into a settlement agreement to resolve a commercial dispute with respect to certain intellectual property matters. The settlement resulted in a charge of approximately $4.8 million during the three months ended June 30, 2026, which amount is included within operating expenses in the Company's condensed consolidated statements of earnings. Under the terms of the settlement, Progressive Leasing did not admit liability and expressly denied that it engaged in any wrongdoing in connection with the matter. The settlement obligation was paid during the three months ended September 30, 2026 and no related liability remained outstanding.
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

(in thousands)	Three months ended September 30,		Nine months ended September 30,
Revenue category	2026	2025	2026	2025
Total lease revenue pursuant to ASC 842	$552,266	$556,583	$1,698,960	$1,777,814
Total product, service, and other revenue pursuant to ASC 606	144,084	6,061	408,601	13,542
Total finance and fee income pursuant to ASC 310	29,429	15,062	80,607	43,281
Total revenues	$725,779	$577,706	$2,188,168	$1,834,637

PROG HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 10. RESTRUCTURING EXPENSES
During 2022, the Company initiated restructuring activities intended to reduce expenses, consolidate certain segment corporate headquarters, and align the cost structure of the business with the Company's near-term revenue outlook. The Company has incurred aggregate expenses of $47.6 million since the inception of the restructuring activities in 2022. These costs were primarily comprised of early contract termination costs, employee severance, a reduction of management and information technology space and impairment of capitalized software for our other strategic initiatives and products. The Company will continue to monitor the impacts of changes in macroeconomic conditions on its businesses and may take additional steps to further adjust the Company's cost structure based on unfavorable changes in these conditions, which may result in further restructuring charges in future periods.
The Company had no restructuring activities during the three and nine months ended September 30, 2025. The following tables summarize restructuring charges recorded within operating expenses in the condensed consolidated statements of earnings for the three and nine months ended September 30, 2026:

	Three months ended September 30, 2026
(in thousands)	Progressive Leasing	Purchasing Power	Four	Other	Total
Severance	$—	$830	$—	$—	$830
Gain on partial termination of previously impaired lease	(1,628)	—	—	—	(1,628)
Total restructuring expenses	$(1,628)	$830	$—	$—	$(798)

	Nine months ended September 30, 2026
(in thousands)	Progressive Leasing	Purchasing Power	Four	Other	Total
Severance	$526	$4,217	$—	$—	$4,743
Gain on partial termination of previously impaired lease	(1,628)	—	—	—	(1,628)
Other restructuring activities	—	—	—	3	3
Total restructuring expenses	$(1,102)	$4,217	$—	$3	$3,118
The following table summarizes the accrual and payment activity related to the restructuring program for the nine months ended September 30, 2026 and 2025, and does not include non-cash gains or charges:

(in thousands)	Severance	Early contract termination costs	Other restructuring activities	Total
Balance at December 31, 2025	$376	$1,400	$—	$1,776
Charges	4,743	—	3	4,746
Cash payments	(3,262)	(1,400)	(3)	(4,665)
Balance at September 30, 2026	$1,857	$—	$—	$1,857

(in thousands)	Severance	Early contract termination costs	Other restructuring activities	Total
Balance at December 31, 2024	$472	$1,600	$—	$2,072
Charges	(6)	—	5	(1)
Cash payments	(466)	—	(5)	(471)
Balance at September 30, 2025	$—	$1,600	$—	$1,600

PROG HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 11. SEGMENTS
As of September 30, 2026, the Company has three reportable segments: Progressive Leasing, Purchasing Power and Four.
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
The Company incurred various corporate overhead expenses for certain executive management, legal, human resources, finance, facilities, audit, risk management, technology, and other overhead functions during the three and nine months ended September 30, 2026 and 2025. Corporate overhead expenses incurred are primarily reflected as expenses of Progressive Leasing. Purchasing Power separately incurs certain direct overhead costs associated with its operations, including costs related to its corporate office and functional support areas such as merchandising, technology, finance, legal, and accounting. An immaterial amount of corporate overhead was allocated from Progressive Leasing to Purchasing Power, Four, and our other strategic operations based on functional identification. The allocation of corporate overhead costs between Progressive Leasing, Purchasing Power, Four and Other was consistent with how the CODM analyzed performance and allocated resources among the segments of the Company.
The following is a summary of total assets from continuing operations by segment:

(in thousands)	September 30, 2026	December 31, 2025
Assets:
Progressive Leasing	$1,098,996	$1,444,367
Purchasing Power	799,044	—
Four	129,870	132,337
Other	19,207	20,154
Total assets from continuing operations	$2,047,117	$1,596,858

PROG HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following is a summary of capital expenditures from continuing operations by segment:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2026	2025	2026	2025
Capital expenditures:[1]
Progressive Leasing	$3,635	$2,886	$8,205	$5,451
Purchasing Power	1,181	—	4,052	—
Four	3	39	95	121
Other	—	602	661	1,813
Total capital expenditures from continuing operations	$4,819	$3,527	$13,013	$7,385
1 Capital expenditures primarily consists of internal-use software, as well as computer hardware and furniture and equipment.
The following tables present a summary of segment revenues, significant segment expenses, other segment items, and profit and loss information for the three and nine months ended September 30, 2026 and 2025.

	Three months ended September 30, 2026
(in thousands)	Progressive Leasing	Purchasing Power	Four	Other	Total
Revenues:
Lease revenues and fees	$552,266	$—	$—	$—	$552,266
Product and service revenues	—	128,941	—	—	128,941
Other revenues	464	2,855	37,239	4,014	44,572
Total revenues	552,730	131,796	37,239	4,014	725,779

Significant segment expenses[1]
Depreciation of lease merchandise	376,821	—	—	—	376,821
Cost of product sales	—	75,826	—	—	75,826
Provision for lease merchandise write-offs	45,977	—	—	—	45,977
Selling, general and administrative	83,763	25,366	14,023	2,339	125,491
Provision for credit losses	—	16,011	12,042	2,473	30,526
Total	506,561	117,203	26,065	4,812	654,641

Other segment items:
Depreciation and amortization[2]	1,600	8,087	4	623	10,314
Restructuring and other expenses	(1,628)	830	—	—	(798)
Gain on sale of lease receivables	(2,881)	—	—	—	(2,881)
Gain on change in fair value of receivables	—	(1,478)	—	—	(1,478)
Interest expense[3]	10,241	4,432	1,310	269	16,252
Interest income[3]	(1,987)	(241)	(123)	(230)	(2,581)
Total	5,345	11,630	1,191	662	18,828

Earnings (loss) before income tax expense	$40,824	$2,963	$9,983	$(1,460)	$52,310
1 The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.
2 Excludes depreciation of lease merchandise, which is not included in the CODM's measure of depreciation and amortization.
3 Intersegment interest income and expense of $2.1 million are included within the amounts shown.

PROG HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three months ended September 30, 2025
(in thousands)	Progressive Leasing	Purchasing Power	Four	Other	Total
Revenues:
Lease revenues and fees	$556,583	$—	$—	$—	$556,583
Other revenues	—	—	17,414	3,709	21,123
Total revenues	556,583	—	17,414	3,709	577,706

Significant segment expenses[1]
Depreciation of lease merchandise	378,499	—	—	—	378,499
Provision for lease merchandise write-offs	41,037	—	—	—	41,037
Selling, general and administrative	79,272	—	7,275	3,037	89,584
Provision for credit losses	—	—	7,609	2,382	9,991
Total	498,808	—	14,884	5,419	519,111

Other segment items:
Depreciation and amortization[2]	5,116	—	243	645	6,004
Interest expense[3]	10,106	—	1,123	1,170	12,399
Interest income[3]	(4,185)	—	(110)	(213)	(4,508)
Total	11,037	—	1,256	1,602	13,895

Earnings (loss) before income tax expense	$46,738	$—	$1,274	$(3,312)	$44,700
1 The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.
2 Excludes depreciation of lease merchandise, which is not included in the CODM's measure of depreciation and amortization.
3 Intersegment interest income and expense of $2.6 million are included within the amounts shown.

PROG HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Nine months ended September 30, 2026
(in thousands)	Progressive Leasing	Purchasing Power	Four	Other	Total
Revenues:
Lease revenues and fees	$1,698,960	$—	$—	$—	$1,698,960
Product and service revenues	—	363,854	—	—	363,854
Other revenues	1,188	5,461	107,291	11,414	125,354
Total revenues	1,700,148	369,315	107,291	11,414	2,188,168

Significant segment expenses[1]
Depreciation of lease merchandise	1,150,142	—	—	—	1,150,142
Cost of product sales	—	214,034	—	—	214,034
Provision for lease merchandise write-offs	136,127	—	—	—	136,127
Selling, general and administrative	247,852	83,133	39,619	14,630	385,234
Provision for credit losses	—	43,920	35,327	6,113	85,360
Total	1,534,121	341,087	74,946	20,743	1,970,897

Other segment items:
Depreciation and amortization[2]	9,109	24,210	513	1,690	35,522
Restructuring and other expenses[3]	3,648	4,217	—	3	7,868
Gain on sale of lease receivables	(14,039)	—	—	—	(14,039)
Gain on change in fair value of receivables	—	(9,000)	—	—	(9,000)
Interest expense[4]	35,387	14,260	3,768	786	54,201
Interest income[4]	(6,292)	(631)	(368)	(670)	(7,961)
Total	27,813	33,056	3,913	1,809	66,591

Earnings (loss) before income tax expense	$138,214	$(4,828)	$28,432	$(11,138)	$150,680
1 The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.
2 Excludes depreciation of lease merchandise, which is not included in the CODM's measure of depreciation and amortization.
3 Includes $4.8 million of expense to settle a legal dispute.
4 Intersegment interest income and expense of $6.4 million are included within the amounts shown.

PROG HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Nine months ended September 30, 2025
(in thousands)	Progressive Leasing	Purchasing Power	Four	Other	Total
Revenues:
Lease revenues and fees	$1,777,814	$—	$—	$—	$1,777,814
Other revenues	—	—	47,919	8,904	56,823
Total revenues	1,777,814	—	47,919	8,904	1,834,637

Significant segment expenses[1]
Depreciation of lease merchandise	1,224,049	—	—	—	1,224,049
Provision for lease merchandise write-offs	131,688	—	—	—	131,688
Selling, general and administrative	240,344	—	19,641	9,307	269,292
Provision for credit losses	—	—	18,017	5,518	23,535
Total	1,596,081	—	37,658	14,825	1,648,564

Other segment items:
Depreciation and amortization[2]	15,316	—	883	1,630	17,829
Interest expense[3]	30,180	—	3,411	2,852	36,443
Interest income[3]	(10,672)	—	(220)	(421)	(11,313)
Total	34,824	—	4,074	4,061	42,959

Earnings (loss) before income tax expense	$146,909	$—	$6,187	$(9,982)	$143,114
1 The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.
2 Excludes depreciation of lease merchandise, which is not included in the CODM's measure of depreciation and amortization.
3 Intersegment interest income and expense of $6.9 million are included within the amounts shown.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Special Note Regarding Forward-Looking Information: Except for historical information contained herein, the matters set forth in this Form 10-Q are forward-looking statements. These statements are based on management’s current expectations and plans, which involve risks and uncertainties. Such forward-looking statements generally can be identified by the use of forward-looking terminology such as "delivering," "driving," "advancing," "expectation," "target," "uncertainty," "outlook," "assumes" and similar expressions. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the filing date of this Quarterly Report and which involve risks and uncertainties that may cause actual results to differ materially from those set forth in these statements. Such risks and uncertainties include, among others, those discussed in "Item 1A. Risk Factors" in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (the "2025 Annual Report") and in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2026. Except as required by law, the Company undertakes no obligation to update these forward-looking statements to reflect subsequent events or circumstances after the filing date of this Quarterly Report.
The following discussion should be read in conjunction with the condensed consolidated financial statements as of and for the three and nine months ended September 30, 2026 and 2025, including the notes to those statements, appearing elsewhere in this report. We also suggest that management's discussion and analysis appearing in this report be read in conjunction with the management's discussion and analysis and consolidated financial statements included in our 2025 Annual Report.
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
Vive Financial ("Vive"), an omnichannel provider of second-look revolving credit products, had been an operating segment prior to October 20, 2025. On that date, the Company sold substantially all of Vive's loans receivable portfolio and began the process of discontinuing its remaining operations. Vive is reported as discontinued operations in our condensed consolidated financial statements for all periods presented. All of Vive's revenues and expenses, other than allocated corporate overhead, are excluded from the results of continuing operations.
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
Macroeconomic and Business Environment
We believe the increased cost of living and recent rise in fuel costs have continued to have a disproportionate negative effect on our customers' disposable income, negatively affecting demand for many products offered by our businesses, as well as customer payment performance. The significant increase in inflation resulting from the war in Iran and related geopolitical disruption has further pressured our customers' budgets and unfavorably impacted consumer confidence within our customer base, resulting in a decrease in demand for the types of larger-ticket, durable consumer goods offered by many of our retail partners and by our Purchasing Power business.
Progressive Leasing
GMV increased by $9.5 million for Progressive Leasing in the third quarter of 2026, compared to the same period in the prior year. Despite the increase in GMV in the third quarter of 2026, lease revenue declined for both the three and nine months ended September 30, 2026 compared to the prior-year periods, primarily due to lower average gross leased asset balance resulting from smaller lease portfolios entering those periods. Gross margin as a percentage of revenue was relatively unchanged for the three-month period and increased for the nine-month period ended September 30, 2026 compared to the prior year, primarily due to reduced early purchase option activity during the first half of 2026. Macroeconomic conditions contributed to fewer customers exercising early purchase options and more customers making payments over the full lease term, which generally results in greater margin realization.
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
Progressive Leasing experienced elevated delinquencies in the second and third quarters of 2026, which contributed to a provision for lease merchandise write-offs as a percentage of Progressive Leasing revenue of 8.3% during the three months ended September 30, 2026 compared to 7.4% in the prior year period. As a result, Progressive Leasing further tightened its decisioning posture late in the second quarter and again in the third quarter of 2026, which is expected to continue to pressure GMV in future periods while supporting portfolio performance. The Company will continue to actively manage underwriting and decisioning criteria to support portfolio performance.
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
Customer payment delinquencies and write-offs for Purchasing Power are generally lower than those of Progressive Leasing due to Purchasing Power's payroll deduction and allotment repayment model. Delinquencies on non-federal employee receivables in the third quarter of 2026 were in line with expectations and the same period in the prior year. Delinquencies for federal government employee receivables have generally improved compared to the elevated delinquencies experienced in 2025 resulting from various workforce disruptions, including DOGE workforce reductions and multiple government shutdowns.
Four
Due to the average ticket size of a BNPL transaction with Four being significantly lower than a transaction with Progressive Leasing and Purchasing Power, we believe demand for products purchased through the use of Four is not impacted by the macroeconomic headwinds discussed above to the same degree as demand for larger-ticket products.

Highlights
The following summarizes significant financial highlights from the three months ended September 30, 2026:
•We reported consolidated revenues of $725.8 million, which was a 25.6% increase compared to the $577.7 million we reported for the third quarter of 2025. The increase in consolidated revenues was primarily due to the $131.8 million of revenues contributed by Purchasing Power, which we acquired on January 2, 2026. Additionally, revenues at Four increased by $19.8 million, compared to the prior year period, due to continued growth in its BNPL transactions. These increases were offset by a $3.9 million decrease in total revenues at Progressive Leasing, which was driven primarily by a smaller average gross leased asset balance during the third quarter of 2026 when compared to the same period in the prior year.
•GMV from Four increased by $167.3 million, due to an increase in Four loan originations in the third quarter of 2026 compared to the third quarter of 2025, as a result of the continued growth in that business. GMV increased by $9.5 million for Progressive Leasing in the third quarter of 2026, compared to the same period in the prior year. The increase in GMV for Progressive Leasing was due primarily to $16.7 million in GMV growth from e-commerce channels. This increase was partially offset by pressures on GMV due to the higher cost of living experienced by our customer base, including increased fuel prices, and an uncertain macroeconomic outlook, all of which have negatively impacted consumer confidence and demand for our lease-to-own offering. GMV relating to Purchasing Power was $161.2 million and no GMV was reported in the prior year period, as the acquisition was completed on January 2, 2026.
•Earnings from continuing operations before income taxes increased to $52.3 million compared to $44.7 million in the prior-year period, primarily driven by an $8.7 million increase in earnings from Four due to continued business growth and a $3.0 million increase in earnings from Purchasing Power in 2026. In addition, the Company recognized a $2.9 million gain on the sale of charged-off receivables at Progressive Leasing during the three months ended September 30, 2026, and no comparable gains in the prior year period. These increases in earnings were partially offset by an increase of $4.9 million in provision for lease merchandise write-offs at Progressive Leasing.

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
The following table presents our GMV from continuing operations for the Company for the periods presented:

	Three months ended September 30,		Change
(unaudited and in thousands)	2026	2025	$	%
Progressive Leasing	$420,437	$410,943	$9,494	2.3%
Purchasing Power	161,174	—	161,174	nmf
Four	330,421	163,086	167,335	102.6
Total	$912,032	$574,029	$338,003	58.9%
nmf - calculation is not meaningful
Progressive Leasing's GMV increased compared to the third quarter of 2025 due primarily to increases in GMV from e-commerce channels. E-commerce channels generated 26.4% of Progressive Leasing's GMV in the third quarter of 2026 compared to 23.0% in the third quarter of 2025. This increase was partially offset by a reduction in GMV driven by inflationary pressures, an elevated cost of living, and an uncertain macroeconomic outlook, all of which have negatively impacted consumer confidence and demand for our lease-to-own offering. The increase in Four's GMV is primarily attributable to the continued expansion of the Four BNPL platform, reflecting growth through higher transaction volumes and average order value from existing and new customers over the period.
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

As of September 30 (unaudited and in thousands)	2026	2025
Active customer count from continuing operations:
Progressive Leasing	781	784
Purchasing Power	262	—
Four	366	218
The number of active customers for Progressive Leasing was relatively unchanged from the prior year. Increases from growth in our e-commerce channel were offset by decreases due to lower consumer demand for many of the durable leasable goods offered by our retail partners, due to the continued elevated costs of living and inflationary pressures facing our customers. The increase in the number of customers for Four was the result of continued growth in BNPL transactions, which have a significantly smaller transaction size, as compared to our Progressive Leasing business.

Key Components of Earnings from Continuing Operations Before Income Tax Expense
In this MD&A section, we discuss the key components of our condensed consolidated results. For the three and nine months ended September 30, 2026 and the comparable prior year periods, some of the key revenue, cost and expense items that affected earnings before income taxes were as follows:
Revenues. We separate our total revenues into three components: (i) lease revenues and fees, (ii) product and service revenues and (iii) other revenues. Lease revenues and fees include all revenues derived from lease agreements from our Progressive Leasing segment. Lease revenues are recorded net of a provision for uncollectible renewal payments. Product and service revenues represent Purchasing Power's sales of products and the revenue earned relating to arranging for services that customers purchase from Purchasing Power, net of estimated returns. Other revenues represent transaction income, subscription revenues, late and other fees earned relating to loans in our Four segment and our other strategic businesses, as well as Progressive Leasing affiliate commissions and imputed interest income recognized on a portion of Purchasing Power's receivables portfolio.
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
Provision for credit losses. The provision for credit losses reflects the expected lifetime credit losses on Purchasing Power's, Four's and other strategic operations receivables, determined using the Current Expected Credit Losses ("CECL") framework and incorporating historical loss experience, current conditions, and reasonable and supportable forecasts. The provision for credit losses on Purchasing Power's receivables is net of estimated recoveries from its program of selling portfolios of charged-off receivables to third-parties.
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
Interest expense. Interest expense consists of interest incurred on the Company's debt.
Interest income. Interest income consists of interest earned on the Company's deposits in cash and cash equivalents.

Results of Operations – Three months ended September 30, 2026 and 2025

	Three months ended September 30,		Change
(in thousands)	2026	2025	$	%
Revenues
Lease revenues and fees	$552,266	$556,583	$(4,317)	(0.8)%
Product and service revenues	128,941	—	128,941	nmf
Other revenues	44,572	21,123	23,449	111.0
	725,779	577,706	148,073	25.6
Costs and expenses
Depreciation of lease merchandise	376,821	378,499	(1,678)	(0.4)
Cost of product sales	75,826	—	75,826	nmf
Provision for lease merchandise write-offs	45,977	41,037	4,940	12.0
Operating expenses	135,007	95,588	39,419	41.2
Provision for credit losses	30,526	9,991	20,535	nmf
	664,157	525,115	139,042	26.5
Gain on sale of lease receivables	2,881	—	2,881	nmf
Gain on change in fair value of receivables	1,478	—	1,478	nmf
Operating profit	65,981	52,591	13,390	25.5
Interest expense	(14,172)	(9,790)	(4,382)	44.8
Interest income	501	1,899	(1,398)	73.6
Earnings from continuing operations before income tax expense	52,310	44,700	7,610	17.0
Income tax expense	14,832	12,433	2,399	19.3
Net earnings from continuing operations	37,478	32,267	5,211	16.1
(Loss) earnings from discontinued operations, net of tax	(236)	854	(1,090)	nmf
Net earnings	$37,242	$33,121	$4,121	12.4%
nmf - Calculation is not meaningful

Results of Operations – Nine months ended September 30, 2026 and 2025

	Nine months ended September 30,		Change
(in thousands)	2026	2025	$	%
Revenues
Lease revenues and fees	$1,698,960	$1,777,814	$(78,854)	(4.4)%
Product and service revenues	363,854	—	363,854	nmf
Other revenues	125,354	56,823	68,531	120.6
	2,188,168	1,834,637	353,531	19.3
Costs and expenses
Depreciation of lease merchandise	1,150,142	1,224,049	(73,907)	(6.0)
Cost of product sales	214,034	—	214,034	nmf
Provision for lease merchandise write-offs	136,127	131,688	4,439	3.4
Operating expenses	428,624	287,121	141,503	49.3
Provision for credit losses	85,360	23,535	61,825	nmf
	2,014,287	1,666,393	347,894	20.9
Gain on sale of lease receivables	14,039	—	14,039	nmf
Gain on change in fair value of receivables	9,000	—	9,000	nmf
Operating profit	196,920	168,244	28,676	17.0
Interest expense	(47,778)	(29,547)	(18,231)	61.7
Interest income	1,538	4,417	(2,879)	65.2
Earnings from continuing operations before income tax expense	150,680	143,114	7,566	5.3
Income tax expense	39,606	38,676	930	2.4
Net earnings from continuing operations	111,074	104,438	6,636	6.4
(Loss) earnings from discontinued operations, net of tax	(749)	1,884	(2,633)	nmf
Net earnings	$110,325	$106,322	$4,003	3.8%
nmf - Calculation is not meaningful
Earnings (Loss) from Continuing Operations Before Income Tax Expense
Information about our earnings (loss) from continuing operations before income tax expense by reportable segment is as follows:

(in thousands)	Three months ended September 30,		Change
	2026	2025	$	%
Earnings (loss) from continuing operations before income tax expense
Progressive Leasing	$40,824	$46,738	$(5,914)	(12.7)%
Purchasing Power	2,963	—	2,963	nmf
Four	9,983	1,274	8,709	683.6
Other	(1,460)	(3,312)	1,852	55.9
Total earnings (loss) from continuing operations before income tax expense	$52,310	$44,700	$7,610	17.0%
nmf - Calculation is not meaningful

(in thousands)	Nine months ended September 30,		Change
	2026	2025	$	%
Earnings (loss) from continuing operations before income tax expense
Progressive Leasing	$138,214	$146,909	$(8,695)	(5.9)%
Purchasing Power	(4,828)	—	(4,828)	nmf
Four	28,432	6,187	22,245	359.5
Other	(11,138)	(9,982)	(1,156)	(11.6)
Total earnings (loss) from continuing operations before income tax expense	$150,680	$143,114	$7,566	5.3%
nmf - Calculation is not meaningful
Progressive Leasing
Progressive Leasing results of operations – Three months ended September 30, 2026 and 2025

	Three months ended September 30,				Change
(in thousands)	2026	% of revenue	2025	% of revenue	$	%
Gross merchandise volume	$420,437		$410,943		$9,494	2.3%

Total revenues	552,730		556,583		(3,853)	(0.7)
Depreciation of lease merchandise	376,821		378,499		(1,678)	(0.4)
Gross margin	175,909	31.8%	178,084	32.0%	(2,175)	(1.2)

Provision for lease merchandise write-offs	45,977	8.3	41,037	7.4	4,940	12.0
Selling, general and administrative	83,763	15.2	79,272	14.2	4,491	5.7
Depreciation and amortization	1,600	0.3	5,116	0.9	(3,516)	(68.7)
Restructuring and other expenses	(1,628)	(0.3)	—	—	(1,628)	nmf
	129,712	23.5	125,425	22.5	4,287	3.4
Gain on sale of lease receivables	2,881	0.5	—	—	2,881	nmf
Operating profit	49,078	8.9	52,659	9.5	(3,581)	(6.8)
Interest expense, net	8,254	1.5	5,921	1.1	2,333	39.4
Earnings from continuing operations before income tax expense	$40,824	7.4%	$46,738	8.4%	$(5,914)	(12.7)%
nmf - Calculation is not meaningful
The decrease in revenues was primarily due to a lower gross leased asset balance as a result of the tightening of our decisioning posture during early 2025 and again in 2026, and a decrease in demand for the durable leasable products offered by many of our retail partners. We believe the inflationary and other macroeconomic factors had a disproportionate negative effect on our customers' disposable income, negatively affecting demand for many products offered by our retail partners.
Gross margin is a key performance measure for our Progressive Leasing segment, which generates lease revenue from transactions that include associated depreciation of the merchandise on lease, making gross margin a meaningful indicator of profit. Gross margin percentage was essentially unchanged from the same period in the prior year.

The provision for lease merchandise write-offs increased $4.9 million compared to the same period in 2025. The provision for lease merchandise write-offs as a percentage of revenues increased to 8.3% during the third quarter of 2026 from 7.4% in the same period in 2025, primarily reflecting higher period-end delinquency levels, as well as continued pressure on customer payment performance in a challenging macroeconomic environment. Given the significant uncertainty regarding the impacts of geopolitical disruptions, inflation, tariffs, increased fuel prices, elevated interest rates, and unemployment rates on our business, and the potential effects of such developments on Progressive Leasing's POS partners, customers, and business going forward, a high level of estimation was involved in determining the allowance as of September 30, 2026. Actual lease merchandise write-offs could differ materially from the allowance for those write-offs.
Selling, general and administrative expense increased resulting from the following:
•Professional fees increased by $3.1 million driven primarily by various technology modernization initiatives compared to 2025; and
•Stock-based compensation increased $0.8 million, primarily due to (i) a higher aggregated fair value of restricted stock units granted during 2026 and (ii) higher expense recognized on performance share units due to increased expected award achievement levels compared to the prior-year period.
The decrease in depreciation and amortization expense was primarily attributable to a $3.5 million decrease in intangible amortization expense when compared to the prior year resulting from a significant intangible asset becoming fully amortized in April 2026.
Progressive Leasing recorded a $1.6 million gain on partial termination of leased space in the Company's corporate offices during the three months ended September 30, 2026.
In August 2026, Progressive Leasing sold a portfolio of charged-off lease receivables to a third-party for $2.9 million in cash and recognized a gain of $2.9 million as the carrying amount of the charged-off receivables had been reduced to zero. There were no similar sales during the three months ended September 30, 2025.
Interest expense, net for the three months ended September 30, 2026 was higher than the same period in 2025 primarily as a result of lower interest income resulting from lower average cash balances compared to the prior year, while interest expense remained relatively stable.
Progressive Leasing results of operations – Nine months ended September 30, 2026 and 2025

	Nine months ended September 30,				Change
(in thousands)	2026	% of revenue	2025	% of revenue	$	%
Gross merchandise volume	$1,241,523		$1,226,777		$14,746	1.2%

Total revenues	1,700,148		1,777,814		(77,666)	(4.4)
Depreciation of lease merchandise	1,150,142		1,224,049		(73,907)	(6.0)
Gross margin	550,006	32.4%	553,765	31.1%	(3,759)	(0.7)

Provision for lease merchandise write-offs	136,127	8.0	131,688	7.4	4,439	3.4
Selling, general and administrative	247,852	14.6	240,344	13.5	7,508	3.1
Depreciation and amortization	9,109	0.5	15,316	0.9	(6,207)	(40.5)
Restructuring and other expenses	3,648	0.2	—	—	3,648	nmf
	396,736	23.3	387,348	21.8	9,388	2.4
Gain on sale of lease receivables	14,039	0.8	—	—	14,039	nmf
Operating profit	167,309	9.8	166,417	9.4	892	0.5
Interest expense, net	29,095	1.7	19,508	1.1	9,587	49.1
Earnings from continuing operations before income tax expense	$138,214	8.1%	$146,909	8.3%	$(8,695)	(5.9)%
nmf - Calculation is not meaningful

The decrease in revenues was primarily due to a lower gross leased asset balance as a result of the tightening of our decisioning posture during 2025 and 2026, and a decrease in demand for the durable leasable products offered by many of our retail partners. We believe the inflationary and other macroeconomic factors had a disproportionate negative effect on our customers' disposable income, negatively affecting demand for many products offered by our retail partners.
The increase in Progressive Leasing's gross margin percentage reflects a decline in customers' electing early purchase options during the first half of 2026, as macroeconomic conditions contributed to customers choosing to make payments over the full contractual lease term rather than exercising early purchase options, which generally result in lower margin realization.
The provision for lease merchandise write-offs increased $4.4 million compared to the same period in 2025. The provision for lease merchandise write-offs as a percentage of total revenues increased to 8.0% during the nine months ended September 30, 2026 from 7.4% in the same period in 2025. The increase was due to continued pressure on customer payment performance in a challenging macroeconomic environment. Given the significant uncertainty regarding the impacts of geopolitical disruptions, inflation, tariffs, higher fuel costs, elevated interest rates, and unemployment rates on our business, and the potential effects of such developments on Progressive Leasing's POS partners, customers, and business going forward, a high level of estimation was involved in determining the allowance as of September 30, 2026. Actual lease merchandise write-offs could differ materially from the allowance for those write-offs.
Selling, general and administrative expense increased due to the following:
•Professional fees increased $3.7 million driven primarily from various technology modernization initiatives; and
•Stock-based compensation increased $3.6 million primarily due to (i) a higher aggregated fair value associated with restricted stock units granted during 2026 and (ii) higher expense recognized on performance share units due to increased expected award achievement levels compared to the prior-year period.
The decrease in depreciation and amortization expenses was primarily attributable to a $6.2 million decrease in intangible amortization expense when compared to the prior year resulting from a significant intangible asset becoming fully amortized in April 2026.
Restructuring and other expenses during the nine months ended September 30, 2026 primarily represent a $4.8 million expense to settle a legal dispute, which was partially offset by a $1.6 million gain on partial termination of leased space in the Company's corporate offices.
During the nine months ended September 30, 2026, Progressive Leasing sold portfolios of charged-off lease receivables to third-parties for a total of $14.0 million in cash and recognized total gains of $14.0 million, as the carrying amount of the charged-off receivables had been reduced to zero. There were no similar sales during the same period in the prior year.
Interest expense, net for the nine months ended September 30, 2026 was higher than the same period in 2025 due to an increase in debt used for the acquisition of Purchasing Power on January 2, 2026, and a decrease in interest income due to lower average cash balances in 2026 compared to the prior year.

Purchasing Power
Purchasing Power results of operations – Three months ended September 30, 2026 and 2025

	Three months ended September 30,				Change
(in thousands)	2026	% of revenue	2025	% of revenue	$	%
Gross merchandise volume	$161,174		$—		$161,174	nmf

Total revenues	131,796		—		131,796	nmf
Cost of product sales	75,826		—		75,826	nmf
Gross margin	55,970	42.5%	—		55,970	nmf

Provision for credit losses	16,011	12.1	—		16,011	nmf
Selling, general and administrative	25,366	19.2	—		25,366	nmf
Depreciation and amortization	8,087	6.1	—		8,087	nmf
Restructuring and other expenses	830	0.6	—		830	nmf
	50,294	38.2	—		50,294	nmf
Gain on change in fair value of receivables	1,478	1.1	—		1,478	nmf
Operating profit	7,154	5.4	—		7,154	nmf
Interest expense, net	4,191	3.2	—		4,191	nmf
Earnings from continuing operations before income tax expense	$2,963	2.2%	$—		$2,963	nmf
nmf - Calculation is not meaningful
Selling, general and administrative expenses include $0.4 million of transaction and transition costs incurred related to the acquisition of Purchasing Power.
The gain on change in fair value of receivables of $1.5 million reflects changes in the estimated fair value of Purchasing Power's receivables under the fair value option, including the impact of the passage of time, changes in credit performance, discount rates and other valuation inputs.

Purchasing Power results of operations – Nine months ended September 30, 2026 and 2025

	Nine months ended September 30,				Change
(in thousands)	2026	% of revenue	2025	% of revenue	$	%
Gross merchandise volume	$452,646		$—		$452,646	nmf

Total revenues	369,315		—		369,315	nmf
Cost of product sales	214,034		—		214,034	nmf
Gross margin	155,281	42.0%	—		155,281	nmf

Provision for credit losses	43,920	11.9	—		43,920	nmf
Selling, general and administrative	83,133	22.5	—		83,133	nmf
Depreciation and amortization	24,210	6.6	—		24,210	nmf
Restructuring and other expenses	4,217	1.1	—		4,217	nmf
	155,480	42.1	—		155,480	nmf
Gain on change in fair value of receivables	9,000	2.4	—		9,000	nmf
Operating profit	8,801	2.4	—		8,801	nmf
Interest expense, net	13,629	3.7	—		13,629	nmf
Loss from continuing operations before income tax expense	$(4,828)	(1.3)%	$—		$(4,828)	nmf
nmf - Calculation is not meaningful
Selling, general and administrative expenses include $4.0 million of transaction and transition costs incurred related to the acquisition of Purchasing Power.
Restructuring and other expenses represent employee severance of $4.2 million resulting from cost reduction initiatives that occurred shortly after the Company's acquisition of Purchasing Power.
The gain on change in fair value of receivables of $9.0 million reflects changes in the estimated fair value of Purchasing Power's receivables under the fair value option, including the impact of the passage of time, changes in credit performance, discount rates and other valuation inputs.

Four
Four results of operations – Three months ended September 30, 2026 and 2025

	Three months ended September 30,				Change
(in thousands)	2026	% of revenue	2025	% of revenue	$	%
Gross merchandise volume	$330,421		$163,086		$167,335	102.6%

Total revenue	37,239		17,414		19,825	113.8

Provision for credit losses	12,042	32.3%	7,609	43.7%	4,433	58.3
Selling, general and administrative	14,023	37.7	7,275	41.8	6,748	92.8
Depreciation and amortization	4	—	243	1.4	(239)	(98.4)
	26,069	70.0	15,127	86.9	10,942	72.3
Operating profit	11,170	30.0	2,287	13.1	8,883	388.4
Interest expense, net	1,187	3.2	1,013	5.8	174	17.2
Earnings from continuing operations before income tax expense	$9,983	26.8%	$1,274	7.3%	$8,709	683.6%
Revenues at Four increased due to the continued significant growth in BNPL transactions, including growth in the number of Four+ subscription customers.
Provision for credit losses increased due to the growth in new BNPL transactions. The provision as a percentage of revenues has improved for the three months ended September 30, 2026 when compared to the same period in the prior year due to management's continued refinement of its credit risk models, as well as continued growth in Four+ subscription revenues, which does not result in outstanding receivables or provision for credit losses.
Selling, general and administrative costs increased due to the following:
•Bank charges and processing fees increased $4.1 million related to higher customer payment transaction volumes; and
•Advertising expense increased $1.3 million resulting from additional marketing efforts to drive continued growth of Four.
Four results of operations – Nine months ended September 30, 2026 and 2025

	Nine months ended September 30,				Change
(in thousands)	2026	% of revenue	2025	% of revenue	$	%
Gross merchandise volume	$925,518		$432,581		$492,937	114.0%

Total revenue	107,291		47,919		59,372	123.9%

Provision for credit losses	35,327	32.9%	18,017	37.6%	17,310	96.1
Selling, general and administrative	39,619	36.9	19,641	41.0	19,978	101.7
Depreciation and amortization	513	0.5	883	1.8	(370)	(41.9)
	75,459	70.3	38,541	80.4	36,918	95.8
Operating profit	31,832	29.7	9,378	19.6	22,454	239.4
Interest expense, net	3,400	3.2	3,191	6.7	209	6.5
Earnings from continuing operations before income tax expense	$28,432	26.5%	$6,187	12.9%	$22,245	359.5%
Revenues at Four increased due to the continued significant growth in the number of BNPL transactions, growth in the number of Four+ subscription customers and, to a lesser extent, an increase in the average order value for Four transactions.

Provision for credit losses increased due to the growth in new BNPL transactions. The provision as a percentage of revenues has improved for the nine months ended September 30, 2026 when compared to the same period in the prior year due to management's continued refinement of its credit risk models, as well as continued growth in Four+ subscription revenues, which does not result in outstanding receivables or provision for credit losses.
Selling, general and administrative costs increased due to the following:
•Bank charges and processing fees increased $13.4 million related to higher customer payment transaction volumes; and
•Advertising expense increased $4.3 million resulting from additional marketing efforts to drive continued growth of Four.
Other Operations
Other operations incurred $1.5 million of losses before income tax expense for the three months ended September 30, 2026, which is primarily related to losses associated with our other strategic operations.
Other operations incurred $11.1 million of losses before income tax expense for the nine months ended September 30, 2026, which was primarily related to costs incurred in connection with the acquisition of Purchasing Power on January 2, 2026.
Income Tax Expense
Income tax expense increased to $14.8 million for the three months ended September 30, 2026 from $12.4 million in the prior year comparable period. The effective income tax rate was 28.4% for the three months ended September 30, 2026 compared to 27.8% for the same period in 2025 and was generally consistent with the prior year period.
Income tax expense increased to $39.6 million for the nine months ended September 30, 2026 compared to $38.7 million in the prior year comparable period. The effective income tax rate was 26.3% for the nine months ended September 30, 2026 compared to 27.0% for the same period in 2025. The decrease in the effective tax rate was primarily due to the discrete tax benefit related to stock-based compensation vestings in March 2026.

Overview of Financial Position
The significant changes in the condensed consolidated balance sheet from December 31, 2025 to September 30, 2026 were driven by the acquisition of Purchasing Power on January 2, 2026, as discussed below:
•Cash and cash equivalents decreased $199.9 million from $308.8 million to $108.9 million during the nine months ended September 30, 2026, due primarily to the cash consideration paid in connection with the acquisition of Purchasing Power. For additional information, refer to the "Liquidity and Capital Resources" section below.
•Accounts receivable, net of allowances and unearned interest income, increased $300.4 million compared to December 31, 2025 primarily due to the addition of Purchasing Power's receivable portfolio acquired on January 2, 2026.
•Lease merchandise, net of accumulated depreciation and allowances, decreased $97.7 million, reflecting the seasonal nature of the lease-to-own business. Lease merchandise balances typically peak during the fourth quarter due to higher holiday-season originations and subsequently decline in the first half of the year as leased merchandise depreciates and existing agreements mature.
•Goodwill and other intangible assets, net increased $401.5 million, reflecting preliminary purchase accounting associated with the Purchasing Power acquisition, including the recognition of goodwill and identifiable intangible assets.
•Accounts payable and accrued expenses increased $63.3 million, primarily due to the Purchasing Power acquisition. Purchasing Power had $63.9 million of accounts payable and accrued liabilities as of September 30, 2026.
•Deferred income tax liabilities increased $46.4 million resulting primarily from the recognition of deferred income tax liabilities with the acquisition of Purchasing Power.
•Income tax receivables decreased $25.1 million primarily due to federal tax refunds received during 2026, resulting from enactment of tax legislation permitting 100% federal bonus depreciation.
•Debt, net increased $271.0 million primarily driven by (i) the asset-backed funding debt that remained in place following the acquisition of Purchasing Power, and (ii) the issuance of new securitization debt, partially offset by repayments of asset-backed borrowings subsequent to the acquisition.
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
Our capital requirements historically have been financed through:
•cash flows from operations;
•private debt offerings;
•bank debt; and
•stock offerings.
As of September 30, 2026, the Company had $108.9 million of cash, $350.0 million of availability under the Revolving Facility, and $872.0 million of gross indebtedness, which includes $272.0 million of funding debt associated with the Purchasing Power business which is non-recourse with respect to the Company and its assets.
Cash Provided by Operating Activities
Cash provided by operating activities decreased modestly to $386.2 million for the nine months ended September 30, 2026, compared to $389.9 million in the prior year, a decline of $3.7 million. Higher cash interest payments and additions of lease merchandise were largely offset by a favorable change in cash paid for income taxes of $60.7 million, reflecting income tax refunds received during the current period compared to net tax payments in the prior year period. Other changes in cash provided by operating activities are discussed above in our discussion of results for the nine months ended September 30, 2026.
Cash Used in Investing Activities
Cash used in investing activities was $432.2 million and $69.0 million during the nine months ended September 30, 2026 and 2025, respectively. The $363.2 million increase in investing cash outflows was primarily the result of the $391.8 million of cash paid for the acquisition of Purchasing Power, net of cash acquired.
Cash Used in Financing Activities
Cash used in financing activities was $144.1 million during the nine months ended September 30, 2026 compared to $123.9 million during the same period in 2025. Cash used in financing activities during the nine months ended September 30, 2026 was primarily $546.2 million of proceeds from borrowings, offset by $612.8 million of repayments on debt and $16.7 million paid for cash dividends. Cash used in financing activities during the prior year was primarily the repayment of $50.0 million that was drawn on our revolving credit facility during the fourth quarter of 2024, the Company's repurchase of $51.8 million of its common stock and $15.6 million paid for cash dividends.

Share Repurchases
We repurchase our stock in the market from time to time as authorized by our Board of Directors. Effective February 21, 2024, the Board of Directors reauthorized the program at an aggregate purchase price of up to $500.0 million, for a term ending on the earlier of February 21, 2027, or the date on which the full $500.0 million has been used.
The Company repurchased 1,165,000 shares for $46.9 million during the nine months ended September 30, 2026. That amount does not include any excise tax that may be assessed on those repurchases. As of September 30, 2026, we had the authority to purchase additional shares up to our remaining authorization limit of $262.7 million.
On October 26, 2026, the Board of Directors replenished the share repurchase program, adding $237.3 million to bring the total amount available for future repurchases to $500.0 million, and extended its term, which was set to expire on February 21, 2027, to the earlier of October 26, 2029 or the date on which the full $500.0 million has been used.
On October 28, 2026, the Company announced its intention to enter into an accelerated share repurchase program to repurchase $100.0 million of its common stock. The transactions under that program are expected to be completed during the fourth quarter of 2026 and the first quarter of 2027. The Company intends to fund this accelerated share repurchase program using cash on hand and borrowings under the Revolving Facility.
Dividends
On August 5, 2026, our Board of Directors declared a quarterly cash dividend in the amount of $0.14 per share of outstanding common stock, which was paid on September 3, 2026. Aggregate dividend payments during the nine months ended September 30, 2026 were $16.7 million. While we expect to continue paying quarterly cash dividends in future periods, the future payment of dividends, if permitted, will be at the sole discretion of our Board of Directors and will depend on our capital allocation strategy at that time as well as other factors, including our earnings, financial condition, and other considerations that our Board of Directors deems relevant.
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
Corporate Debt
The Company maintains a $350.0 million senior revolving credit facility (the "Revolving Facility") that matures on November 15, 2029. Borrowings under the Revolving Facility bear interest, at the Company's election, at either a base rate or term SOFR plus an applicable margin based on the Company's leverage ratio, and the facility includes a commitment fee on unused capacity. As of September 30, 2026, there were no outstanding borrowings under the Revolving Facility and $350.0 million remained available for borrowing. During the nine months ended September 30, 2026, borrowings under the Revolving Facility, which were repaid prior to September 30, 2026, were primarily utilized to support short-term liquidity needs in connection with the Purchasing Power acquisition and related transactions.
In connection with the acquisition of Purchasing Power, the Company entered into a Fourth Amendment to its existing credit agreement, which among other changes provided for a new $125.0 million term loan ("Term Loan A") maturing November 15, 2029. Term Loan A bears interest at a variable rate based on SOFR plus an applicable margin determined by the Company's leverage ratio and amortizes through quarterly principal payments, with the remaining balance due at maturity. During the nine months ended September 30, 2026, the Company voluntarily repaid the full $125.0 million of the term loan, resulting in no outstanding balance as of September 30, 2026.
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
As of September 30, 2026, total asset-backed debt was $270.0 million, net of unamortized debt issuance costs. These arrangements include various financial and performance covenants. If certain thresholds are not met, this may result in rapid amortization of the outstanding debt, and if other covenants or requirements are breached, the lender may terminate the Company's ability to draw on the facilities, accelerate outstanding amounts, and exercise remedies against pledged collateral, including liquidation. As of September 30, 2026, no such events had occurred and we do not expect any such event to occur in future periods.
Debt Activity and Liquidity
Total debt, net increased to $865.8 million as of September 30, 2026 from $594.9 million as of December 31, 2025, primarily driven by (i) the asset-backed non-recourse funding debt that remained in place following the acquisition, and (ii) the issuance of new securitization debt, partially offset by repayments of asset-backed borrowings during the period.
The Company's asset-backed financing arrangements are non-recourse to the general credit of the Company and are secured solely by the underlying receivables and related assets held within the securitization entities. Accordingly, these assets are restricted and not available to satisfy the claims of the Company's general creditors.
Covenants
The Company's debt agreements contain customary financial and operating covenants, including leverage and interest coverage requirements. As of September 30, 2026, the Company was in compliance with all such covenants and believes it will continue to be in compliance in the future.
Commitments
Income Taxes
During the nine months ended September 30, 2026, we received net income tax refunds of $14.6 million. Within the next twelve months, we anticipate making estimated net tax payments of $3.2 million for United States federal income taxes and state income taxes. That expectation includes anticipated favorable impacts on the Company's cash taxes resulting from the One Big Beautiful Bill Act, which was signed into law on July 4, 2025.
Deferred income tax liabilities as of September 30, 2026 were $167.6 million. Deferred income tax liabilities are calculated based on temporary differences between the tax basis of assets and liabilities and their respective book basis, which will result in taxable amounts in future years when the liabilities are settled at their reported financial statement amounts. The results of these calculations do not have a direct connection with the amount of cash taxes to be paid in any future periods.
Leases
We lease management and information technology space for corporate functions under operating leases expiring at various times through 2034. Our corporate and segment management office leases contain renewal options for additional periods ranging from two to five years.
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
As of September 30, 2026, the Company had fully paid off the Term Loan A and had no outstanding borrowings under the Revolving Facility. Accordingly, future interest obligations under the Revolving Facility will depend on future borrowing activity and prevailing interest rates.

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
Critical Accounting Policies
Our critical accounting policies are described in our Annual Report on Form 10-K for the year ended December 31, 2025. There have been no material changes to those policies during the nine months ended September 30, 2026, except as described below.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As of September 30, 2026, the Company's exposure to market risk is primarily related to interest rate risk on its variable-rate debt, which includes borrowings under its asset-backed financing arrangements. These borrowings generally bear interest at rates indexed to SOFR or other variable benchmarks, plus an applicable margin, and therefore expose the Company to variability in interest expense as market interest rates change.
As of September 30, 2026, the Company had no outstanding borrowings under its Revolving Facility; however, the facility remains available for future borrowings and, if utilized, would also bear interest at variable rates tied to SOFR or a base rate.
Based on the Company's variable-rate debt outstanding as of September 30, 2026, a hypothetical 1.0% increase or decrease in interest rates would result in a corresponding increase or decrease in annual interest expense of approximately $0.5 million.
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
Changes in Internal Control Over Financial Reporting.
During the three months ended September 30, 2026, the Company continued its multi-phase implementation of a new enterprise resource planning ("ERP") system that began during the second quarter of 2025 and is expected to continue throughout 2026 and into 2027. The new ERP replaces legacy systems and is designed to, among other things, streamline and enhance the Company's financial and accounting processes through a comprehensive, integrated solution. In connection with the implementation, certain existing internal controls were modified or removed, and new internal controls and procedures were designed and implemented to align with the new ERP system. This implementation resulted in changes to certain internal controls over financial reporting. The Company performed additional testing and monitoring procedures during and after the go-live to ensure appropriate operations of controls. Additional phases of the implementation are planned for 2026, and we will continue to evaluate quarterly whether these changes materially affect our internal control over financial reporting.
On January 2, 2026, we acquired Purchasing Power. We are currently in the process of integrating Purchasing Power into our assessment of our internal control over financial reporting. Management's assessment and conclusions on the effectiveness of our disclosure controls and procedures as of September 30, 2026 excludes an assessment of the internal control over financial reporting of Purchasing Power. Additionally, we are in the process of integrating Purchasing Power into our ERP system, which integration is expected to be completed in the first quarter of 2027.
Except as described above, there have been no changes in the Company's internal control over financial reporting during the three months ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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
ITEM 1A.RISK FACTORS
The Company does not have any updates to its risk factors disclosure that was previously reported in the 2025 Annual Report.
ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table presents our share repurchase activity for the three months ended September 30, 2026:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs [1]
July 1, 2026 through July 31, 2026	70,000	$43.71	70,000	$296,329,432
August 1, 2026 through August 31, 2026	605,000	42.62	605,000	270,545,841
September 1, 2026 through September 30, 2026	210,000	37.41	210,000	262,688,854
Total	885,000		885,000
1 Share repurchases are conducted under authorizations made from time to time by the Company’s Board of Directors. The authorization, effective February 21, 2024, provided the Company with the ability to repurchase shares up to a maximum amount of $500 million. On October 26, 2026, the Company’s Board of Directors replenished the existing share repurchase program, adding an additional $237.3 million to bring the total amount available for future repurchases to $500 million, and extended the term of the program through October 26, 2029. Subject to the terms of the Board of Directors' authorization and applicable law, repurchases may be made at such times and in such amounts as the Company deems appropriate. Repurchases may be discontinued at any time.
ITEM 3.DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.OTHER INFORMATION
During the three months ended September 30, 2026, none of our directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement."

ITEM 6.EXHIBITS

EXHIBIT NO.	DESCRIPTION OF EXHIBIT

10.1[1]
PROG Holdings, Inc. Amended and Restated 2015 Equity and Incentive Plan (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 (Registration No. 333-297909) filed July 31, 2026)

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from this Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, formatted in Inline XBRL (included in Exhibit 101)

*Filed herewith.
[1]Management contract or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROG Holdings, Inc.
(Registrant)

Date:	October 28, 2026	By:	/s/ BRIAN GARNER
Brian Garner
Chief Financial Officer
(Principal Financial Officer)

Date:	October 28, 2026	By:	/s/ MATT SEWELL
Matt Sewell
Senior Vice President, Chief Accounting Officer
(Principal Accounting Officer)